Form 10-Q
period 1999-06-30
E LOAN INC
filed 1999-08-16
CIK 1082337

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999




                        Commission File Number: 000-25621


                                  E-LOAN, INC.
                                  ------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                77-0460084
                --------                                ----------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


              5875 ARNOLD ROAD, SUITE 100, DUBLIN CALIFORNIA 94568
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (925) 241-2400
                                                           --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ X ] No [ ]


         As of July 1, 1999, 38,787,029 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding

                                  E-LOAN, INC.

                                    FORM 10-Q

                                      INDEX



PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (unaudited):

                Balance Sheets as of June 30, 1999 and December 31, 1998....................................    2

                Statements of Operations for the three months and six months
                ended June 30, 1998 and June 30, 1999.......................................................    3

                Statements of Cash Flows for the six months ended June 30, 1998
                and June 30, 1999...........................................................................    4

                Notes to Unaudited Financial Statements.....................................................    5

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations..................................................................................    9

Item 3.         Quantitative and Qualitative Disclosures about Market Risk..................................    22

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings...........................................................................    24

Item 2.         Changes in Securities and Use of Proceeds...................................................    24

Item 3.         Defaults Upon Senior Securities.............................................................    24

Item 4.         Submission of Matters to a Vote of Security Holders.........................................    24

Item 5.         Other Information...........................................................................    24

Item 6.         Exhibits and Reports on Form 8-K............................................................    25

Signature

Index to Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  E-LOAN, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                                             JUNE 30,
                                                                                           DECEMBER 31,        1999
                                                                                              1998          (UNAUDITED)
                                                                                            ---------        ---------
                                     ASSETS


Current assets:
      Cash and cash equivalents .....................................................       $   9,141        $     931
      Proceeds receivable from sale of common stock .................................              --           64,840
      Mortgage loans held-for-sale ..................................................          42,154           70,462
      Accounts receivable, net ......................................................             411              212
      Prepaids and other current assets .............................................             721            7,421
                                                                                            ---------        ---------
        Total current assets ........................................................          52,427          143,866
Furniture and equipment, net ........................................................           2,366            3,688
Deposits and other assets ...........................................................             730            1,903
                                                                                            ---------        ---------
        Total assets ................................................................       $  55,523        $ 149,457
                                                                                            =========        =========

                 LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
      Warehouse lines payable .......................................................       $  41,046        $  69,106
      Accounts payable, accrued expenses and other current liabilities ..............           2,655           12,841
      Capital lease obligation ......................................................             253              252
      Notes payable .................................................................              71            5,424
                                                                                            ---------        ---------
        Total current liabilities ...................................................          44,025           87,623
Capital lease obligations ...........................................................             719              634
Notes payable .......................................................................             570            1,073
                                                                                            ---------        ---------
        Total liabilities ...........................................................          45,314           89,330
                                                                                            ---------        ---------

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series C, 4,467,912 shares authorized; 4,069,936 and 4,269,936 shares issued, and 4,269,936 and 0 shares outstanding at December 31, 1998  and
      June 30, 1999 (aggregate liquidation preference $5,245,702
      and $0 at December 31, 1998 and June 30, 1999) ................................           5,526               --
Series C-1, 4,467,912 shares authorized; 0 shares issued and outstanding
        (liquidation preference $1.22852 per share) .................................              --               --
Series D, 1,950,000 shares authorized; 1,662,529 and 1,702,529 shares issued, and 1,662,529 and 0 shares outstanding at December 31, 1998 and June 30, 1999
        (aggregate liquidation preference $15,400,006 and $0 at
         December 31, 1998 and June 30, 1999) .......................................          15,867               --
                                                                                            ---------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Convertible preferred stock:
      Series A, 428,635 shares authorized; 428,635 shares issued, and 428,635 and 0 shares outstanding at December 31, 1998 and June 30, 1999
        (aggregate liquidation preference $94,300 and $0 at
        December 31, 1998 and June 30, 1999) ........................................              91               --

      Series B, 450,708 shares authorized; 430,207 shares issued, and 430,207 and 0 shares outstanding at December 31, 1998 and June 30, 1999
        (aggregate liquidation preference $412,999 and $0 at
        December 31, 1998 and June 30, 1999) ........................................             411               --
      Common stock, 50,000,000 shares authorized; 12,524,010 and 38,787,029
        shares issued and outstanding at December 31, 1998 and June 30, 1999 ........              13               39
Less: subscription receivable .......................................................              (4)              (4)
Unearned compensation ...............................................................          (4,477)         (31,839)
Additional paid in capital ..........................................................           5,382          132,830
Accumulated deficit .................................................................         (12,600)         (40,899)
                                                                                            ---------        ---------
        Total stockholders' equity (deficit) ........................................         (11,184)          60,127
                                                                                            ---------        ---------
        Total liabilities, mandatorily redeemable convertible
        preferred stock and stockholders' equity                                            $  55,523        $ 149,457
                                                                                            =========        =========



   The accompanying notes are an integral part of these financial statements.

                                  E-LOAN, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                               Three Months Ended                  Six Months Ended
                                                                     June 30,                            June 30,
                                                            --------------------------          --------------------------
                                                              1998              1999              1998              1999
                                                            --------          --------          --------          --------
Revenues ..........................................         $  1,233          $  4,562          $  1,759          $  9,364
Operating expenses:
     Operations ...................................            1,157             4,835             2,022             9,274
     Sales and marketing ..........................              890             7,574             1,414            11,272
     Technology ...................................              392               749               567             1,279
     General and administrative ...................              319             2,473               590             3,469
     Amortization of unearned compensation ........              211             5,785               255            12,339
                                                            --------          --------          --------          --------
            Total operating expenses ..............            2,969            21,416             4,848            37,633
                                                            --------          --------          --------          --------
      Loss from operations ........................           (1,736)          (16,854)           (3,089)          (28,269)
Other income, net .................................               29               (66)               49               (31)
                                                            --------          --------          --------          --------
      Net loss ....................................           (1,707)          (16,920)           (3,040)          (28,300)

Accretion of preferred stock ......................             (125)             (525)             (250)            (1,042)
                                                            --------          --------          --------          --------
          Net loss applicable to common hareholders         $ (1,832)         $(17,445)         $ (3,290)         $(29,342)
                                                            --------          --------          --------          --------

Net loss per share:
    Basic and diluted .............................         $  (0.15)         $  (1.29)         $  (0.27)         $  (2.24)
                                                            ========          ========          ========          ========
Weighed-average shares -
       Basic and diluted ..........................           12,368            13,546            12,346            13,072
                                                            ========          ========          ========          ========
Pro forma net loss per share:
       Basic and diluted ..........................         $  (0.08)         $  (0.52)         $  (0.14)         $  (0.88)
                                                            ========          ========          ========          ========
Pro forma weighed-average shares -
       Basic and diluted ..........................           23,314            33,584            23,032            33,263
                                                            ========          ========          ========          ========


   The accompanying notes are an integral part of these financial statements.

                                  E-LOAN, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                        ----------------------------
                                                                                           1998               1999
                                                                                        ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..................................................................         $  (3,040)         $ (28,300)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of unearned compensation ...................................               255             12,339
      Charitable contribution of common stock .................................                --                900
      Depreciation and amortization ...........................................                90                466
      Change in operating assets and liabilities:
         Accounts receivable ..................................................              (252)               202
         Net change in mortgage loans held-for-sale ...........................                --            (28,308)
         Prepaids, deposits and other assets ..................................               (38)            (7,377)
         Accounts payable, accrued expenses and other .........................               (79)            10,175
                                                                                        ---------          ---------
            Net cash used in operating activities .............................            (3,064)           (39,903)
                                                                                        ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of furniture and equipment .......................................              (171)            (1,788)
                                                                                        ---------          ---------
            Net cash used in investing activities .............................              (171)            (1,788)
                                                                                        ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of issuance costs related to initial public offering ..............                --             (1,351)
    Proceeds from issuance of common stock ....................................                22                153
    Payments on obligations under capital leases ..............................                --                (85)
    Proceeds from notes payable ...............................................                --              5,855
    Repayments of notes payable ...............................................               (79)                --
    Proceeds from warehouse lines payable .....................................                --            583,315
    Repayments of warehouse lines payable .....................................                --           (555,255)
    Proceeds from issuance of preferred stock, net ............................                --                849
                                                                                        ---------          ---------
            Net cash provided by (used in) financing activities ...............               (57)            33,481
                                                                                        ---------          ---------
    Net (decrease) in cash ....................................................            (3,292)            (8,210)
                                                                                        ---------          ---------
    Cash and cash equivalents at beginning of period ..........................             4,218              9,141
                                                                                        ---------          ---------
    Cash and cash equivalents at end of period ................................         $     926          $     931
                                                                                        =========          =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest ....................................................         $      12          $   1,469
                                                                                        =========          =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Furniture and equipment under capital leases ..............................         $     790          $       0
                                                                                        =========          =========

Proceeds from sale of common stock, net (received July 2, 1999) ...............                --          $  64,480
                                                                                        =========          =========



   The accompanying notes are an integral part of these financial statements.

                                  E-LOAN, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



1. THE COMPANY:

         E-Loan, Inc. (the "Company") was incorporated on August 26, 1996 and began marketing its services in June 1997. Prior to that date, the Company conducted business through a predecessor company, Palo Alto Funding Group ("PAFG") which was established in 1992 as a mortgage broker. The Company is a provider of mortgage offerings online and is engaged in the brokerage, origination, and sale of mortgage loans collateralized by residential real estate. The Company serves U.S. consumers in the first and second home mortgage loan market over the internet.


2. BASIS OF PRESENTATION:

         Interim Financial Information (unaudited)

         The accompanying financial statements as of June 30, 1999 and 1998 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 1999 and 1998. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's final Prospectus, dated June 28, 1999. The results for the three months and six months ended June 30, 1999 are not necessarily indicative of the expected results for the year ending December 31, 1999.

         Use Of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassification

         Certain amounts in the fiscal 1998 and first quarter 1999 financial statements have been reclassified to conform to the second quarter 1999 presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Initial Public Offering and Conversion of Mandatorily Redeemable Convertible Preferred Stock:

         The Company completed its initial public offering of 4,020,000 shares of its common stock on June 29, 1999, raising $52.3 million in net proceeds. Concurrently, the Company sold 960,061 shares of its common stock for $12.5 million in net proceeds in a private placement to Forum Holdings, Inc., an investment subsidiary of Group Arnault.

         Simultaneously with the closing of the initial public offering, all the convertible preferred stock, mandatorily redeemable convertible preferred stock and a warrant to purchase mandatorily redeemable preferred stock were automatically converted into an aggregate of 20,620,194 shares of common stock. The total proceeds of $64.8 million were received on July 2, 1999.

                                  E-LOAN, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

         Software Development Costs

         In 1999 the Company adopted SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which required that the Company expense computer software costs as they are incurred in the preliminary project stage. Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are amortized over three years on a straight-line basis. As of June 30, 1999, the Company had capitalized approximately $0.6 million in software development costs.

         Net Income (Loss) Per Share

         The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128 basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period, to the extent such common equivalent shares are dilutive. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of Series A, B, C and Series D convertible preferred stock.

         Pro forma net loss per share has been computed by dividing net loss applicable to common shareholders by the pro forma weighted average number of shares outstanding. Pro forma weighted average shares assume the conversion of all preferred stock (which were ultimately converted to common stock in conjunction with the initial public offering, as if the conversion occurred at the beginning of the period or at date of issuance, if later.

4. WAREHOUSE LINES PAYABLE

         As of June 30, 1999, the Company had a warehouse line of credit for borrowings up to $25 million, which includes a temporary overdraft limit of $15 million for interim financing of mortgage loans. The interest rate charged on borrowings against the warehouse line of credit is variable based on the commercial paper rate of the lender plus various percentage rates. Borrowings are collateralized by the mortgage loans held-for-sale. At June 30, 1999, approximately $23 million was outstanding under this line. On July 28, 1999 the warehouse line of credit increased to $50 million. Either the Company or the lender can terminate the agreement at any time. This agreement expires April 30, 2000. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines.

         This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. The Company was in compliance with these covenants at June 30, 1999.

         Additionally, the Company entered into an agreement with a lender to finance up to $35.0 million of mortgage loan inventory pending sale of these loans to mortgage loan purchasers. This additional loan inventory financing is secured by the related mortgage loans. The interest rate charged is LIBOR plus 1.25%. Either the Company or the lender can terminate the agreement at any time. At June 30, 1999 there was no outstanding balance under this financial

                                  E-LOAN, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


4. WAREHOUSE LINES PAYABLE, continued:

commitment. This agreement includes various non-financial negative and affirmative covenants. The Company was in compliance with these covenants at June 30, 1999.

         On May 21, 1999 the Company entered into an agreement with a lender for a $100 million committed line of credit. Concurrent with the initial public offering, the agreement was increased to include an additional $100 million in uncommitted funds. Interest accrues on these funds at LIBOR plus .95%. The line expires May 20, 2000.

         On January 15, 1999, the Company entered into a warehouse line of credit agreement for borrowings of up to $40 million for interim financing of mortgage loans. The interest rate charged on borrowings against the line is equal to LIBOR plus 1.85%. The line of credit expires on February 2, 2000. At June 30, 1999, approximately $39 million was outstanding under this line. Either the Company or the lender can terminate the agreement at anytime.

         This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. The Company was in compliance with these covenants as of June 30, 1999.

         Upon expiration of any of these lines, management believes it will either renew its existing lines or obtain sufficient additional lines.

5. NOTES PAYABLE

         During March 1999, the Company obtained a commitment of $5 million for a revolving line of credit capital facility. The interest rate is based on the prime rate and the facility expired on the closing of the Company's initial public offering. Two of the Company's founding stockholders have provided guarantees for the Company's obligation under this line of credit. At June 30, 1999, $5 million was outstanding under this revolving line of credit. Outstanding balance was paid in full in July 1999.

6. REVENUES AND OTHER INCOME, NET

         The following table provides the components of revenues ($000s):

                                 Three Months Ended         Six Months Ended

                                 June 30,    June 30,     June 30,     June 30,
                                   1998        1999         1998         1999
                                 --------    --------     --------     --------
Brokerage Fees.................   $1,220      $  575       $1,746       $2,307
Gain on Sale of Loans..........       13       3,004           13        5,247
Interest Income on Loans.......       --         983           --        1,810
                                  ------      ------       ------       ------
Total Revenues.................   $1,233      $4,562       $1,759       $9,364
                                  ======      ======       ======       ======

         The following table provides the components of other income, net
($000s):

                                       Three Months Ended         Six Months Ended

                                       June 30,    June 30,     June 30,     June 30,
                                         1998        1999         1998         1999
                                       --------    --------     --------     --------
Interest on short-term investments...     $32        $ 23          $ 61        $  85
Interest expense on non-warehouse
  facilities borrowings..............      (3)        (89)          (12)        (116)
                                          ---        ----          ----        -----
                                          $29        $(66)         $ 49        $ (31)
                                          ===        ====          ====        =====

7. OPERATING EXPENSES

         The following table provides detail of the Company's operating expenses classified by the following categories ($000s):

                                 Three Months Ended         Six Months Ended

                                 June 30,    June 30,     June 30,     June 30,
                                   1998        1999         1998         1999
                                 --------    --------     --------     --------
Compensation and benefits......   $1,160      $ 4,270      $1,695      $ 7,884
Processing costs...............      203          453         554          639
Advertising and marketing......      754        6,386       1,178        9,641
Professional services..........      275        1,214         494        1,718
Occupancy costs................      130          641         260        1,175
Computer and internet..........       42          195         112          273
General and administrative.....      194        1,468         300        1,928
Interest expense on warehouse
  borrowings...................       --        1,004          --        2,036
Amortization of unearned
  compensation.................      211        5,785         255       12,339
                                  ------       ------      ------      -------
Total Operating Expenses.......   $2,969      $21,416      $4,848      $37,633
                                  ======      =======      ======      =======

8. COMMITMENTS AND CONTINGENCIES

         FINANCIAL INSTRUMENT CONTINGENCIES

         Upon receiving a locked commitment from a borrower, the Company simultaneously enters into a forward sale with the ultimate investor. At
June 30, 1999, the Company was a party to commitments to fund loans at interest rates previously agreed (locked) by both the ultimate lender and the borrower for specified periods of time. Prior to originating loans under these commitments, the Company evaluates each customer's credit and collateral worthiness. The Company uses its best efforts to fund these locked loans within the agreed-upon locked period. If the loan cannot be funded within this period, or if the Company is unable to secure a rate lock from the ultimate lender equal to or less than the rate lock extended to the borrower, the Company will earn less revenue than it anticipated at the time it locked with the borrower. At June 30, 1999, the Company had provided locks to originate loans amounting to approximately $127.6 million (the "locked pipeline"). In addition, the Company had commitments at June 30, 1999, in its capacity as a broker, amounting to approximately $6.6 million.

         At June 30, 1999, the Company had entered into non-mandatory forward loan sale agreements, including commitments with lenders for brokered loans, amounting to approximately $204.7 million (this includes the mortgage loans held-for-sale at June 30, 1999, of approximately $70.5 million). The forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well-established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

                                  E-LOAN, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


9. INVESTMENTS

         In May 1999, the Company acquired a 45% minority interest in E-LOAN Japan, K.K., a joint venture between E-LOAN, Inc. and Softbank Corp. E-LOAN Japan, K.K., will develop and market an online mortgage marketplace to serve consumers in Japan and the Republic of Korea. The Company accounts for these investments according to the equity method of accounting.

10. SUBSEQUENT EVENTS

         On July 2, 1999, the Company filed a restated Certificate of Incorporation that increased the authorized common shares to 70,000,000 and provided for 5,000,000 authorized shares of undesignated preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed below under "Factors Affecting Future Operating Results." The Company disclaims any obligation to update information contained in any forward-looking statement. See "Forward-Looking Statements."

OVERVIEW

         E-LOAN is a leading online provider of mortgages and is engaged in the brokerage, origination and sale of mortgage loans secured by residential real estate.

         E-LOAN's revenues are derived from the brokering of loans and the origination and sale of loans. Brokered loans are funded through lending partners and E-LOAN never takes title to the mortgage. Brokerage revenues are comprised of the mark-up to the lending partner's loan price, and processing and credit reporting fees. These revenues are recognized at the time a loan is closed. Originated and sold loans are loans that are funded through E-LOAN's own warehouse lines of credit and sold to mortgage loan purchasers. Loan origination and sale revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs, other processing fees and interest paid by borrowers on loans that E-LOAN holds for sale. These revenues are recognized at the time the loan is sold or, for interest income, as earned during the period from funding to sale. E-LOAN earns additional revenue from its loan origination and sale operations as compared to brokered loan operations because the sale of loans includes a service release premium.

         E-LOAN's loan origination and sale operations were initiated in June 1998 and represented 35% of total revenues for the year ended December 31, 1998 and 64% and 83% for the three months ended March 31, 1999 and June 30, 1999, respectively. E-LOAN expects revenues derived from its loan origination and sale operations to continue to increase as a percentage of total revenues in future quarters.

         E-LOAN's percentage of purchase mortgage business is increasing. Part of E-Loan's strategy is to become less reliant on refinance loans, which are more sensitive to changes in interest rates. Historically, purchase mortgages have demonstrated growth through a number of economic cycles. For the quarter ended June 30, 1999, approximately 18% of closed loans and 53% of application volumes were attributed to purchase mortgages. This compares to 5% and 28%, respectively, for the quarter ended March 31, 1999.

         For the quarter ended June 30, 1999, 63% of all loans were originated in California. This compares to 83% for the quarter ended December 31, 1998 and 69% for the quarter ended March 31, 1999. We expect that the percentage of loans originated outside of California will continue to increase because of our national branding and advertising programs.

         In generating revenues, E-LOAN relies on a number of strategic Internet distribution partners to direct a significant number of prospective customers to its website. E-LOAN considers its distribution partnerships with Yahoo!, E*Trade and CBS MarketWatch to be the most critical to its ability to generate revenues. Both Yahoo! and E*Trade have made equity investments in E-LOAN.

         As a result of our limited operating history and our recent growth, it will be necessary to implement new and expanded operational, financial and administrative systems and control procedures to enable us to expand, train and manage our employees and coordinate the efforts of our underwriting, accounting, finance, marketing, and operations departments. For example, we intend to implement both a new financial reporting system and a loan production system by the end of 1999.

E-LOAN FOUNDATION STOCK ISSUANCE

         In May 1999, E-LOAN donated 75,000 shares of common stock in connection with its establishment of a charitable foundation. The shares donated had an estimated fair value of $900,000, which E-LOAN recorded as a general and administrative expense in the three-month period ending June 30, 1999.

AMORTIZATION OF UNEARNED COMPENSATION

         As of December 31, 1998, E-LOAN had recorded unearned compensation in the amount of $5.7 million in connection with certain stock issuances and option grants, which were considered to be compensatory. E-LOAN recorded an additional $38.2 million in unearned compensation in the six months ended June 30, 1999.

         The amounts related to options are being amortized on an accelerated basis over the four-year vesting period associated with these options. E-LOAN amortized $5.8 million and $12.3 million for the three and six months ended June 30, 1999, respectively, compared to $0.2 million and $0.3 million for the three and six months ended June 30, 1998, respectively.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:


                                                     Three months ended              Six months ended
                                                           JUNE 30,                      JUNE 30,
                                                     --------------------          --------------------
                                                      1998          1999           1998           1999
                                                     -----          -----          -----          -----
Revenues ...................................         100.0%         100.0%         100.0%         100.0%
Operating expenses:
       Operations ..........................           94            106            115             99
       Sales and marketing .................           72            166             80            120
       Technology ..........................           32             16             32             14
       General and administrative ..........           26             54             34             37
       Amortization of unearned compensation           17            127             15            132
                                                     -----          -----          -----          -----
              Total operating expenses .....          241            469            276            402
                                                     -----          -----          -----          -----
       Loss from operations ................         (141)          (369)          (176)          (302)
Other income, net ..........................            2             (1)             3              0
                                                     -----          -----          -----          -----
Net loss ...................................         (139%)         (370%)         (173%)         (302%)
                                                     =====          =====          =====          =====


         Three and Six Months Ended June 30, 1999 and 1998

REVENUES

         Revenues increased to $4.6 million for the three months ended June 30, 1999 from $1.2 million for the three months ended June 30, 1998 and increased to $9.4 million in the six months ended June 30, 1999 from $1.8 million in the six months ended June 30, 1998. These increases resulted primarily from growth in the number of loans closed. During the June 1999 quarter, the Company closed 2,006 loans compared to 1,057 loans in the June 1998 quarter.

OPERATING EXPENSES

         TOTAL OPERATING EXPENSES. Total operating expenses increased to $21.4 million for the three months ended June 30, 1999 from $3.0 million for the three months ended June 30, 1998 and increased to $37.6 million in the six months ended June 30, 1999 from $4.8 million in the six months ended June 30, 1998. These increases were primarily due to significant increases in compensation and benefits as a result of increased headcount and expanded advertising and promotional activity, including increased costs related to the addition of distribution partners.

         OPERATIONS. Operations expense is comprised of both fixed and variable expenses, including salaries, benefits and expenses associated with the brokering, origination and sale of mortgage loans, and interest expense paid by E-LOAN under the warehouse facilities it uses to fund loans held for sale. Operations expense increased to $4.8 million for the three months ended June 30, 1999 from $1.2 million for the three months ended June 30, 1998 and increased to $9.3 million in the six months ended June 30, 1999 from $2.0 million in the six months ended June 30, 1998. The increases in absolute dollars were primarily attributable to the significant increase in operations headcount from 72 at June 30, 1998 compared to 202 at June 30, 1999. In addition, E-LOAN has expanded its loan origination and sale business since initiating it in June 1998, which has resulted in additional headcount and an increase in interest expense due to an increase in the number of loans held for sale. Operations expense increased as a percentage of revenues from 94% for the three months ended June 30,1998 to 106% for the three months ended June 30, 1999, which is a direct result of the Company's growth during that time period. Operations expense decreased as a percentage of revenue from 115% to 99% in the six month periods ended June 30, 1998 and June 30, 1999, respectively, due to revenue growth exceeding growth in operations expense. E-LOAN expects operations expense to increase in absolute dollars over the next two years and intends to increase operations capacity in anticipation of an increase in the number of loans funded.

         SALES AND MARKETING. Sales and marketing expense is primarily comprised of expenses related to advertising, promotion and distribution partnerships and salaries, benefits and other expenses related to personnel. Sales and marketing expense increased to $7.6 million for the three months ended June 30, 1999 from $0.9 million for the three months ended June 30, 1998 and increased to $11.3 million in the six months ended June 30, 1999 from $1.4 million in the six months ended June 30, 1998. Sales and marketing expense increased as a percentage of revenues from 72% for the three months ended June 30, 1998 to 166% for the three months ended June 30, 1999 and increased from 80% in the six months ended June 30, 1998 to 120% in the six months ended June 30, 1999. Sales and marketing expense increased primarily due to increases in compensation associated with additional headcount and a substantial increase in expenses for advertising, promotion and distribution partnerships beginning in the third quarter of 1998 and continuing through the six months ended June 30, 1999. E-LOAN intends to significantly increase absolute dollar spending in sales and marketing activities over the next two years in an effort to increase origination volume and increase overall brand awareness.

         TECHNOLOGY. Technology expense includes salary, benefits and consulting fees related to website development, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense increased to $0.8 million for the three months ended June 30, 1999 from $0.4 million for the three months ended June 30, 1998 and increased to $1.3 million in the six months ended June 30, 1999 from $0.6 million in the six months ended June 30, 1998. Technology expense decreased as a percentage of revenues from 32% for the three months ended June 30, 1998 to 16% for the three months ended June 30, 1999 and decreased from 32% in the six months ended June 30, 1998 to 14% in the six months ended June 30, 1999. The absolute dollar increases were primarily the result of the growth in engineering and management information systems personnel to support the expansion of online operations. E-LOAN intends to significantly increase absolute dollar spending on technology over the next two years in an effort to further improve the online mortgage origination process and implement new features and services to its website.

         GENERAL AND ADMINISTRATIVE General and administrative expense is primarily comprised of salary, benefits and professional services. General and administrative expense increased to $2.5 million for the three months ended June 30, 1999 from $0.3 million for the three months ended June 30, 1998 and increased to $3.5 million in the six months ended June 30, 1999 from $0.6 million in the six months ended June 30, 1998. General and administrative expense increased as a percentage of revenues from 26% for the three months ended June 30, 1998 to 54% for the three months ended June 30, 1999 and increased from 34% in the six months ended June 30, 1998 to 37% in the six months ended June 30, 1999.

The June 1999 quarter included a one-time charge of $0.9 million for the establishment of the E-LOAN foundation. In addition to the one-time charge, general and administrative expense increased primarily due to the addition of general and administrative headcount and increased professional services fees. General and administrative expenses are expected to increase in absolute dollars over the next two years as E-LOAN expands its management in anticipation of continued growth and as a result of additional reporting requirements imposed on E-LOAN as a publicly traded company.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, E-LOAN has financed its operations primarily through private placements of convertible preferred stock and borrowings under warehouse lines of credit and other credit facilities. In June 1999, E-LOAN completed its initial public offering and issued 4,020,000 shares of its common stock at a price of $14.00 per share. E-LOAN received approximately $52.3 million in cash, net of underwriting discounts from the initial public offering. Concurrently with the closing of the initial public offering, E-LOAN also sold 960,061 shares of its common stock in a private placement, receiving aggregate proceeds of approximately $12,500,000. As of December 31, 1998 and June 30, 1999, E-LOAN had approximately $9.1 million and $0.9 million in cash and cash equivalents, respectively. At June 30, 1999, E-LOAN had a $64.8 million proceeds receivable from the sale of common stock, which proceeds were received on July 2, 1999.

         E-LOAN's sources of cash flow include cash from the sale of mortgage loans, borrowings under warehouse lines of credit and other credit facilities, brokerage fees, interest income, and the sale of equity securities in both private and public transactions. E-LOAN's uses of cash include the funding of mortgage loans, repayment of amounts borrowed under warehouse lines of credit, operating expenses, payment of interest, and capital expenditures primarily comprised of furniture, fixtures, computer equipment, software and leasehold improvements. Net cash used in operating activities was ($3.0) million and ($39.9) million for the six months ended June 30, 1998 and 1999, respectively. Net cash used in operating activities was primarily due to an increase in net losses and an increase in mortgage loans held for sale.

         Net cash used in investing activities was ($0.2) million and ($1.8) million for the six months ended June 30, 1998 and 1999, respectively. Net cash used in investing activities during these periods was primarily for the purchase of software, furniture and equipment and leasehold improvements.

         Net cash (used in) and provided by financing activities was ($0.06) million and $33.5 million for the six months ended June 30, 1998 and 1999, respectively. Net cash provided in these periods was primarily from proceeds from notes payable, borrowings under E-LOAN's warehouse lines of credit and other credit facilities, partially offset by repayments of warehouse lines of credit and issuance costs related to the initial public offering.

FORWARD LOOKING STATEMENTS

         The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as the Company's plans to increase the number of purchase loans, the relative importance of loans E-LOAN originates and sells and growth in the number of applications received, statements regarding development of E-LOAN's business, future operating results, anticipated capital expenditures, the expectations as to the use of the capital resource and the availability of additional financing, and other statements contain in this Report regarding matters that are not historical facts, are only estimates or predictions and cannot be relied upon. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the company or actual results differing from the assumption underlying such statements. Such risks and assumptions include, but are not limited to, E-LOAN's ability to successfully promote and market its brand to current and new customers, generate customer demand for its products in regions of the country other than California, access additional debt or equity financing in the future, achieve acceptable pricing for its services, respond to increasing competition, manage growth of E-LOAN's operations, as well as regulatory, legislative, and judicial developments that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Factors Affecting Future Operating Results" and other cautionary statements included herein. The Company disclaims any obligation to update information contained in any forward-looking statement.

FACTORS AFFECTING FUTURE OPERATING RESULTS

WE HAVE A HISTORY OF LOSSES, WE EXPECT LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

         We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $3.0 million and $28.3 million for the six months ended June 30, 1998 and 1999, respectively. As of June 30, 1999, our accumulated deficit was $40.8 million. Given that we expect to continue to incur significant sales and marketing expenses and that our other operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to achieve and maintain profitability. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

WE HAVE A LIMITED OPERATING HISTORY AND CONSEQUENTLY FACE SIGNIFICANT RISKS AND UNCERTAINTIES

         We were incorporated in August 1996 and initiated our online mortgage operations in June 1997. As a result of our limited operating history, our recent growth and our reporting responsibilities as a public company, it will be necessary to implement new and expanded operational, financial and administrative systems and control procedures to enable us to expand, train and manage our employees and coordinate the efforts of our underwriting, accounting, finance, marketing, and operations departments.

OUR QUARTERLY FINANCIAL RESULTS ARE VULNERABLE TO SIGNIFICANT FLUCTUATIONS WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE

         Due to rising interest rates and other factors, it is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our quarterly operating results. As a result, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

INTEREST RATE FLUCTUATIONS COULD ADVERSELY AFFECT OUR BUSINESS

         A high percentage of our customers use our services to refinance existing mortgages and are motivated to do so primarily when interest rates fall below the rates of their existing mortgages. In the event interest rates significantly increase, consumers' incentive to refinance will be greatly reduced and the number of loans that we originate could significantly decline. Our loan volume during the three months ended June 30, 1999 was lower than the prior quarter partly based on recent increases in interest rates. Our failure to successfully reduce this dependence on refinancings and increase the volume of our business derived from home purchases could have an adverse effect on our business.

         Our ability to engage in profitable secondary sales of loans may also be adversely affected by increases in interest rates. The mortgage loan purchase commitments we obtain are contingent upon our delivery of the relevant loans to the purchasers within specified periods. To the extent that we are unable to deliver the loans within the specified periods and interest rates increase, we may experience no gain or even a loss on the sale of these loans. In addition, any increase in interest rates will increase the cost of maintaining our warehouse and repurchase lines of credit which we depend on to fund the loans we originate. We currently do not use derivative financial instruments to hedge these risks and are therefore exposed to losses caused by fluctuations in interest rates.

         A sharp decrease in interest rates over a short period may cause customers who have interest rates on mortgages committed through E-LOAN to either delay closing their loans or refinance with another lender. If this occurs in significant numbers, it may have an adverse effect on our business or quarterly results of operations.

UNCERTAINTY WITH RESPECT TO THE TIME IT TAKES TO CLOSE LOANS CAN LEAD TO UNPREDICTABLE REVENUE AND PROFITABILITY

         The time between the date an application is received from a customer on our website and the date the loan closes can be lengthy and unpredictable. For instance, during the three months ended June 30, 1999, approximately 8% of our loans were funded after the loan commitment period had expired. The loan application and approval process is often delayed due to factors over which we have little or no control, including the timing of the customer's decision to commit to an available interest rate, the close of escrow date for purchase loans, the timeliness of appraisals and the adequacy of the customer's own disclosure documentation. This uncertain timetable can have a direct impact on our revenue and profitability for any given period. We may expend substantial funds and management resources supporting the loan completion process and never generate revenue from closed loans. Therefore, our results of operations for a particular period may be adversely affected if the loans applied for during that period do not close in a timely manner or at all. For example, we have experienced a significant increase in purchase loan applications during the three months ended June 30, 1999. Purchase loan applications generally take longer to close than refinancing applications as they are tied to the close of escrow date. We believe the decline in our loan volumes in the three months ended June 30, 1999 relative to the first three months of 1999 was partly based on the extended time it takes to close a purchase loan.

WE HAVE ONLY OPERATED DURING PERIODS OF GROWTH IN THE HOME MORTGAGE MARKET AND CONSEQUENTLY FACE SIGNIFICANT RISKS AND UNCERTAINTIES

         All of our operations have occurred during a period in which the home mortgage market has experienced rapid growth. Since we began our online mortgage operations, we have never operated during a sustained downturn in the mortgage business and we cannot assure you that we will be able to operate successfully if such a downturn occurs.

WE HAVE RECENTLY EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS; IF WE ARE UNABLE TO MANAGE THIS GROWTH, OUR BUSINESS WILL BE ADVERSELY AFFECTED

         Over the past eighteen months we have experienced a period of significant growth, which has placed a strain on our resources and will continue to do so in the future. If we do not manage this growth effectively, it could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At December 31, 1997, we had a total of 40 full-time employees and at June 30, 1999, we had a total of 274 full-time employees.

IF ONLINE MORTGAGES AND OUR SERVICE OFFERINGS DO NOT ACHIEVE WIDESPREAD CONSUMER ACCEPTANCE, OUR BUSINESS WILL BE ADVERSELY AFFECTED

         Our success will depend in large part on widespread consumer acceptance of purchasing mortgages online. The development of an online market for mortgage loans has only recently begun, is rapidly evolving and likely will be characterized by an increasing number of market entrants. Our future growth, if any, will depend on the following critical factors:

         - the growth of the Internet as a commerce medium generally, and as a market for consumer financial products and services specifically;

         - our ability to successfully and cost-effectively market our services to a sufficiently large number of customers; and

         - our ability to overcome a perception among many real estate market participants that obtaining mortgages online is risky for consumers.

         There can be no assurance that the market for our services will develop, that our services will be adopted or that consumers will significantly increase their use of the Internet for obtaining mortgage loans. If the online market for mortgage loans fails to develop, or develops more slowly than expected, or if our services do not achieve widespread market acceptance, our business, results of operations and financial condition would be adversely affected.

BECAUSE A HIGH CONCENTRATION OF OUR BUSINESS IS IN CALIFORNIA, WE ARE PARTICULARLY VULNERABLE TO ECONOMIC AND OTHER FACTORS AFFECTING CALIFORNIA

            Approximately 89% and 63% of the loans we closed in the six months ending June 30, 1998 and 1999, respectively, were from borrowers located in California. No other state generated more than 10% of our closed loans during these periods. We are more likely to originate a significant amount of our loans in California for the foreseeable future because we are located there and we have advertised more heavily in California than in other states. There have been times in the past, most recently in 1991 - 1992, when the California economy has suffered a recession disproportionate with the rest of the country. Should a similar recession happen again in California, our business would be adversely affected.

         In addition, California historically has been vulnerable to natural disasters, including earthquakes and mudslides, which are not typically covered by standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact borrowers' ability to repay mortgage loans we originate and any sustained period of increased delinquencies or defaults could adversely affect the pricing of our future secondary loan sales and our overall ability to sell loans. The occurrence of natural disasters in California could have an adverse effect on our business, results of operations and financial condition.

THE LOSS OF ONE OR MORE OF OUR SIGNIFICANT DISTRIBUTION PARTNERS WOULD ADVERSELY AFFECT OUR BUSINESS

         We rely on Internet distribution partners to direct a significant number of our prospective customers to our website. If we lose any of our significant distribution partners, we will likely fail to meet our growth objectives, both in terms of additional borrowers and increased brand awareness. In the aggregate, approximately 20% of our closed loans were derived from the websites of our distribution partners during the quarter ended June 30, 1999. Our agreements with our distribution partners are typically short-term, from one to three years in length, and can be terminated for any reason upon 30 to 60 day's prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If any of these agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business would be adversely impacted.

THE TERMINATION OF ONE OR MORE OF OUR FUNDING PARTNERSHIPS WOULD ADVERSELY AFFECT OUR BUSINESS

         We depend on GE Capital Mortgage Services, Inc. and Bank United to finance our internal loan funding activities through the warehouse credit facilities provided by each of these lenders. We also depend on Greenwich Capital Financial Products, Inc. to finance portions of our mortgage loan inventory pending ultimate sale to mortgage loan purchasers. If either of our warehouse credit facilities becomes unavailable or our relationship with Greenwich Capital is terminated, our business would be adversely affected. Under our agreements with each of these partners, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. In the past, we have had to obtain waivers from Greenwich Capital and GE Capital as a result of our failure to comply with covenants regarding the issuance of capital stock, excess asset purchases and the breach of financial ratios.

         Our agreement with Greenwich Capital expires in April 2000, our agreement with GE Capital expires in April 2000 and our agreement with Bank United expires in February 2000. Our agreement with GE Capital can be terminated at any time on 120 days prior written notice. We are continually seeking to obtain additional warehouse lending resources, but we may not be successful in this regard.

WE DEPEND ON THE TIMELY AND COMPETENT SERVICES OF VARIOUS COMPANIES INVOLVED IN THE MORTGAGE PROCESS; IF THESE COMPANIES FAIL TO TIMELY AND COMPETENTLY DELIVER THESE SERVICES, OUR BUSINESS AND REPUTATION WILL BE DIRECTLY AND ADVERSELY AFFECTED

         We rely on other companies to perform services related to the loan underwriting process, including appraisals, credit reporting and title searches. Any interruptions or delays in the provision of these services may cause delays in the processing and closing of loans for our customers. If we are unsuccessful in managing the timely delivery of these services we will likely experience increased customer dissatisfaction and our business and reputation could be adversely affected.

WE DEPEND ON OUR AGREEMENTS WITH THIRD PARTIES TO FUND MORTGAGE LOANS OR FULFILL LOAN TRANSACTION PROCESSING IN 13 STATES; IF THESE AGREEMENTS ARE TERMINATED, OUR BUSINESS COULD BE ADVERSELY AFFECTED

         E-LOAN licenses its mortgage loan origination systems and proprietary marks to NetB@nk to enable NetB@nk to fund mortgage loans under the E-LOAN brand in nine states, and has agreements with PHH Mortgage Services Corporation and Prism Mortgage Company relating to the fulfillment of all aspects of loan transaction processing following origination in four states. Each of these agreements may be terminated by either party upon 30 days prior written notice. The termination of any or all of these agreements could have a material adverse effect on our business.

THE LOSS OF OUR RELATIONSHIP WITH FANNIE MAE OR ANY OTHER SIGNIFICANT PROVIDER OF AUTOMATED UNDERWRITING WOULD HAVE AN ADVERSE AFFECT ON OUR BUSINESS

         We expect to depend on automated underwriting and other services offered by government sponsored and other mortgage investors, including Fannie Mae and Freddie Mac, to help ensure that our mortgage services can be offered efficiently and on a timely basis. We currently have an agreement with Fannie Mae that authorizes our use of their automated underwriting services and enables us to sell qualified first mortgages to Fannie Mae. We cannot assure you that we will remain in good standing with Fannie Mae or that Fannie Mae will not terminate our relationship. We expect to process a significant portion of our conforming loans using the Fannie Mae system until we are able to obtain automated underwriting services from other providers. Our agreement with Fannie Mae can be terminated by either party. The termination of our agreement with Fannie Mae would adversely impact our business by reducing our ability to streamline the mortgage origination process. Additionally, we may not be able to successfully implement the automated underwriting services of Fannie Mae or other automated underwriting providers in a manner that will lead to substantial processing efficiencies.

WE MAY INCUR LOSSES ON LOANS IF WE BREACH REPRESENTATIONS OR WARRANTIES TO MORTGAGE LOAN PURCHASERS

         In connection with the sale and exchange of loans, we make customary representations and warranties to mortgage loan purchasers relating to, among other things, compliance with laws and origination practices. In the event we breach any of these representations and warranties, we may be required to repurchase or substitute these mortgage loans and bear any subsequent losses on the repurchased loans. We may also be required to indemnify mortgage loan purchasers for these losses and claims with respect to mortgage loans for which there was a breach of representations and warranties. In addition, many of our agreements with mortgage loan purchasers prohibit our solicitation of borrowers with respect to the refinancing of loans we originate and sell. The mortgage loan purchasers under these agreements may construe our continuing mortgage monitoring service as violating these non-solicitation provisions, in which case they may elect to terminate their agreements with us or may seek recovery from us for damages sustained by them. Many of our agreements with mortgage loan purchasers prohibit us from refinancing mortgage loans for specified time periods, unless we pay penalties to the mortgage loan purchasers or obtain their consent. These agreements also require us to return any premiums paid by a mortgage loan purchaser if the mortgage loans purchased are prepaid in full during periods of up to 12 months following the date the mortgage loan is purchased.

THE MORTGAGE LENDING INDUSTRY IS INTENSELY COMPETITIVE, AND IF WE FAIL TO SUCCESSFULLY COMPETE IN THIS INDUSTRY, OUR MARKET SHARE AND BUSINESS WILL BE ADVERSELY AFFECTED

         To compete successfully, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance and expand our services, as well as our sales and marketing channels. Increased competition, particularly online competition, could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business. We may not be able to compete successfully in our market environment and our failure to do so could have an adverse effect on our business, results of operations and financial condition.

IF WE FAIL TO COMPLY WITH THE NUMEROUS LAWS AND REGULATIONS THAT GOVERN OUR INDUSTRY, OUR BUSINESS COULD BE ADVERSELY AFFECTED

         Our business must comply with extensive and complex rules and regulations of, and licensing and examination by, various federal, state and local government authorities. These rules impose obligations and restrictions on our residential loan brokering and lending activities. In particular, these rules limit the broker fees, interest rates, finance charges and other fees we may assess, require extensive disclosure to our customers, prohibit discrimination and impose on us multiple qualification and licensing obligations. We may not always have been and may not always be in compliance with these requirements. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, voiding of loan contracts or security interests, indemnification liability or the obligation to repurchase mortgage loans sold to mortgage loan purchasers, rescission of mortgage loans, class action lawsuits, administrative enforcement actions and civil and criminal liability.

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

         We may acquire or make investments in complementary businesses, technologies, services or products. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. In the past, we have had discussions with companies regarding our acquiring, or investing in, their businesses, products, services or technologies and we expect to have additional discussions in the future. If we acquire a company, we could have difficulty in assimilating that company's personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. We could also have difficulty in integrating the acquired products, services or technologies into our operations and we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS OR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE EFFECT ON OUR BUSINESS

         Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly co-founders Chris Larsen, Chief Executive Officer, and Janina Pawlowski, President. Ms. Pawlowski, a licensed real estate broker, is responsible for all of our activities in California and several other states. If Ms. Pawlowski were to terminate her relationship with us for any reason we would not be able to conduct business in these states until a replacement is found. The loss of the services of Mr. Larsen, Ms. Pawlowski or other key employees, would also likely have an adverse effect on our business, results of operations and financial condition. We have not entered into employment agreements with any of our executives, except Joseph Kennedy, Senior Vice President, Marketing and Business Development, and do not maintain "key person" life insurance for any of our personnel.

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUCCEED

         Competition for personnel throughout our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. Our future success depends on our continuing to attract, retain and motivate highly skilled employees, particularly with respect to our loan processing functions. We have in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

OUR BUSINESS WILL BE IMPAIRED IF CONSUMERS DO NOT CONTINUE TO USE THE INTERNET

         Our business will be adversely affected if Internet usage does not continue to grow, particularly by homebuyers. A number of factors may inhibit Internet usage by consumers, including inadequate network infrastructure, security concerns, inconsistent quality of service, and lack of availability of cost-effective, high-speed service. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, many websites have experienced service interruptions as a result of outages and other delays occurring throughout the Internet infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as the usage of our website, could grow more slowly or decline.

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO EXPAND AND PROMOTE OUR BRAND RECOGNITION

         Establishing and maintaining our brand is critical to attracting and expanding our customer base, solidifying our business relationships and successfully implementing our business strategy. We cannot assure you that our brand will be positively accepted by the market or that our reputation will be strong.

         Promotion and enhancement of our brand will also depend, in part, on our success in providing a high-quality customer experience. We cannot assure you that we will be successful in achieving this goal. To date we are aware of numerous customer complaints regarding the quality of our service. If these complaints persist they may significantly damage our reputation and offset the efforts we make in promoting and enhancing our brand and could have an adverse effect on our business, results of operations and financial condition. If visitors to our website do not perceive our existing services to be of high quality or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be diluted, thereby decreasing the attractiveness of our service to potential customers.

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO ADAPT TO THE RAPID TECHNOLOGICAL CHANGE THAT CHARACTERIZES OUR INDUSTRY

         Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our services. We rely on third party software products and services, including software related to automated underwriting functions, which will enable us to realize processing efficiencies that are central to our operations. If we are unable to integrate this software in a fully functional manner, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, enhancements of our products and services must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our services or infrastructure to adapt to these changes.

ANY FAILURES OF, OR CAPACITY CONSTRAINTS IN, OUR SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD ADVERSELY AFFECT OUR BUSINESS

         Our communications hardware and certain of our other computer hardware operations are located at the facilities of Exodus Communications, Inc. in Santa Clara, California and Jersey City, New Jersey. The hardware for our internal loan and product database, as well as our loan processing operations is maintained in our Dublin, California facility. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our website. Our business could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

ANY OUTAGES, DELAYS OR OTHER DIFFICULTIES EXPERIENCED BY THE INTERNET SERVICE PROVIDERS, ONLINE SERVICE PROVIDERS OR OTHER WEBSITE OPERATORS ON WHICH OUR USERS DEPEND COULD ADVERSELY AFFECT OUR BUSINESS

         Our website has in the past and may in the future experience slower response times or decreased traffic for a variety of reasons. In addition, our users depend on Internet service providers, online service providers and other website operators for access to our websites. Many of these providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Additionally, the Internet infrastructure may not be able to support continued growth in its use. Any of these problems could adversely affect our business by limiting access to our website.

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SAFEGUARD THE SECURITY AND PRIVACY OF OUR CUSTOMERS' FINANCIAL DATA

         Internet usage could decline if any well-publicized compromise of security occurred. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by any breaches that occur. We also retain on our premises personal financial documents that we receive from prospective borrowers in connection with their loan applications. These documents are highly sensitive and if a third party were to misappropriate our customers' personal information, customers could possibly bring legal claims against us. We cannot assure you that our privacy policy will be deemed sufficient by our prospective customers or any federal or state laws governing privacy which may be adopted in the future.

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM THIRD PARTY CHALLENGES OR IF WE ARE INVOLVED IN LITIGATION

         Trademarks and other proprietary rights are important to our success and our competitive position. Although we seek to protect our trademarks and other proprietary rights through a variety of means, we cannot assure you that the actions we have taken are adequate to protect these rights. We may also license content from third parties in the future and it is possible that we could face infringement actions based upon the content licensed from these third parties. We have received notice from EduCap, Inc., a provider of educational loans, that it believes that our use of the name "E-LOAN" infringes EduCap's trademark "THE E-LOAN." EduCap has demanded that we cease and desist our use of the name E-LOAN and has threatened legal action if we are unable to reach an amicable solution. Any claims brought against us, regardless of their merit, could result in costly litigation and the diversion of our financial resources and technical and management personnel. Further, if any of these claims are proved valid, through litigation or otherwise, we may be required to change our trademarks and pay financial damages, which could adversely affect our business. In particular, if the claim by EduCap is upheld, we would no longer be permitted to use the name E-LOAN.

IF OUR INTERNAL SYSTEMS, OR THE INTERNAL SYSTEMS OF OUR SUPPLIERS, ARE NOT YEAR 2000 COMPLIANT, OUR BUSINESS COULD BE SERIOUSLY DISRUPTED

         Many currently installed computer systems and software products only accept two digits to identify the year in any date. Thus, the year 2000 will appear as "00", which the system might consider to be the year 1900 rather than the year 2000. This could result in system failures, delays or miscalculations. Computer systems and software that have not been developed or enhanced recently may need to be upgraded or replaced to comply with Year 2000 requirements.

         We believe that each of our software systems on a stand-alone basis is currently Year 2000 compliant. However, we rely on software components acquired from third parties which may not be Year 2000 compliant. The Internet operations of many of our customers and suppliers may also be affected by Year 2000 complications. The failure of our customers or suppliers to ensure that their systems are Year 2000 compliant could have an adverse effect on our customers and suppliers, resulting in decreased Internet usage or our inability to obtain necessary data communication and telecommunication capacity, which in turn could have an adverse effect on our business, results of operations and financial condition.

OUR STOCK PRICE COULD BE HIGHLY VOLATILE

         The market prices for stocks of Internet-related and technology companies, particularly following an initial public offering, frequently increase to levels that bear no relationship to the operating performance of such companies. Such market prices generally are not sustainable and are subject to wide variations. If E-LOAN's common stock trades to such levels, it likely will thereafter experience a material decline.

         In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of their securities. E-LOAN may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

         In addition, the market price of our common stock may be subject to significant fluctuations in response to numerous factors, including:

         - Variations in our annual or quarterly financial results or those of our competitors;

         - Changes by financial research analysts in their estimates of our earnings or our failure to meet such estimates;

         - Conditions in the economy in general or in the Internet or mortgage lending industries;

         - Announcements of key developments by competitors; Growth of the Internet; Announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

         -        Loss of key personnel;

         -        Unfavorable publicity affecting our industry or us;

         -        Adverse legal events affecting us; and

         -        Sales of E-LOAN common stock by stockholders


THE AVAILABILITY OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK FOR SALE COULD ADVERSELY AFFECT ITS MARKET PRICE

         If our stockholders begin to sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. A substantial number of sales, or the perception that such sales might occur, also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of July 2, 1999, we had 38,787,029 shares outstanding. Of these shares, the 4,020,000 shares sold in our initial public offering are freely tradable in the public market without restriction unless held by our affiliates. The remaining 34,767,029 shares of common stock available for sale in the public market are limited by restrictions under the securities laws and lock-up agreements applicable to such shares and will be available for sale in the public market as follows:


           Date of Availability For Sale                    Number
                  December 29, 1999                   32,340,964 shares

  (180th day after the date of the prospectus for our initial public offering)

         In addition, we have 10,500,000 shares of our common stock reserved for issuance pursuant to our 1997 Stock Plan, of which 6,104,087 shares were subject to outstanding options at June 30, 1999. All of such outstanding options are also subject to the 180-day lockup. We intend to register, prior to December 29, 1999, the shares of common stock reserved for issuance under our 1997 Stock Plan and the 1,500,000 shares of common stock reserved for issuance under our 1999 Employee Stock Purchase Plan. Accordingly, shares underlying vested options will be eligible for resale in the public market beginning on December 29, 1999.

         Goldman, Sachs & Co. may, in its sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

         We have granted registration rights to certain of our stockholders. Those rights enable these stockholders to require that we register, at our expense, resales of their shares of common stock. The holders of these rights beneficially own in the aggregate approximately 17.8 million shares of our common stock. If they sell a large portion of their shares on the open market and at one time, our market price per share may decline.

ITEM 4. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Interest rate movements significantly impact E-LOAN's volume of closed loans and represent the primary component of market risk to E-LOAN. In a higher interest rate environment, consumer demand for mortgage loans, particularly refinancing of existing mortgages, declines. Interest rate movements affect the interest income earned on loans held for sale, interest expense on the warehouse lines payable, the value of mortgage loans held for sale and ultimately the gain on sale of mortgage loans. In addition, in an increasing interest rate environment, E-LOAN's mortgage loan brokerage volume is adversely affected.

         E-LOAN originates mortgage loans and manages the market risk related to these loans by pre-selling them on a best efforts basis to the anticipated purchaser at the same time that E-LOAN establishes the borrowers' interest rates. If E-LOAN can process loans within the applicable purchasers' commitment timeframes E-LOAN has no interest rate risk exposure on the loans. However, if E-LOAN cannot process the loan within this timeframe and interest rates increase, E-LOAN may experience a reduced gain or may even incur a loss on the sale of the loan.

         With the exception of pre-selling loans through best-efforts commitments, E-LOAN currently does not engage in any hedging activities.

         E-LOAN currently does not maintain a trading portfolio. As a result, E-LOAN is not exposed to market risk as it relates to trading activities. The majority of E-LOAN's portfolio is held for sale which requires E-LOAN to perform market valuations of its pipeline, its mortgage portfolio held for sale and related forward sale commitments in order to properly record the portfolio and the pipeline at the lower of cost or market. Therefore, E-LOAN monitors the interest rates of its loan portfolio as compared to prevailing interest rates in the market.

         Because E-LOAN pre-sells its mortgage loan commitments forward, E-LOAN believes that a 100 basis point increase or decrease in long-term rates would not have a significant adverse effect on E-LOAN's earnings from its interest rate sensitive assets. E-LOAN pays off the warehouse lines payable when the loan is sold and consequently would not be expected to incur significant losses from an increase in interest rates on the line due to the short timeframe that the line is drawn down. However, since a high percentage of E-LOAN's closed loan volume is from refinancings, E-LOAN's future operating results are more sensitive to interest rate movements than a mortgage lender who has a lower proportion of refinancings.

         In the future, if E-LOAN does not pre-sell the mortgage commitments, its market risk could change significantly.

                                     PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         The Company issued 126,273 shares of unregistered common stock upon the net exercise of a warrant. The common stock issued upon the net exercise of the warrant was exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Section 3(a)(9) thereof, as securities exchanged by an issuer with existing security holders.

         Since March 31, 1999, the Company has issued and sold unregistered securities as follows:

         Between March 31, 1999 and June 30, 1999, an aggregate of 357,115 shares of Common Stock were issued to employees upon exercise of options. The aggregate consideration received for such shares was $127,045.

         On July 2, 1999, E-LOAN completed an initial public offering in which it sold 4,020,000 shares of its common stock and 5,000 shares was sold by a selling stockholder. The managing underwriters in the offering were Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC, DLJdirect Inc. and E*TRADE Securities, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-74945) that was declared effective by the Securities and Exchange Commission on June 28, 1999. All 4,025,000 shares of common stock registered under the Registration Statement were sold at a price of $14.00 per share for gross proceeds to E-LOAN of $56.2 million and gross proceeds to the selling stockholder of $70,000. Offering proceeds to E-LOAN, net of underwriter discounts, were approximately $52.3 million. Concurrent with the company's initial public offering, the company sold 960,061 shares of its common stock for $12.5 million in net proceeds in a private placement. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act") as a transaction not involving any public offerings.

         As of June 30, 1999, E-LOAN's balance sheet reflected a receivable of $64.8 million in respect of the offering proceeds it received on July 2, 1999. The net proceeds from the initial public offering will be used for general corporate purposes, including working capital to fund anticipated operating losses, expenses associated with its advertising campaigns, brand-name promotions and other marketing efforts and capital expenditures. E-LOAN also may use a portion of the net proceeds, currently intended for general corporate purposes, to acquire or invest in businesses, technologies, products or services, although no specific acquisitions are planned and no portion of the net proceeds has been allocated for any acquisition. None of the net offering proceeds of E-LOAN have been or will be paid directly or indirectly to any director, officer, general partner of E-LOAN or their associates, persons owning 10% or more of any class of E-LOAN's equity securities, or an affiliate of E-LOAN.

         Simultaneous with the effectiveness of the registration statement relating to the initial public offering, each outstanding share of E-LOAN's Series A and Series B convertible preferred stock and Series C and Series D mandatorily redeemable convertible preferred stock was automatically converted into three shares of E-LOAN's common stock without payment of additional consideration. The common stock issued upon conversion of the preferred stock was exempt from registration under Section 3(a)(9) of the Act, as Securities exchanged by an issuer with existing security holders.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on April 27, 1999 in Palo Alto, California. Proxies for the meeting were solicited. At the Company's Annual Meeting, the stockholders approved the following resolutions:

1)   Election of the following persons as directors.

     Director                                  In Favor           Withheld
     Ira M. Ehrenpreis                       25,552,191          7,556,268
     Robert C. Kagle                         25,552,191          7,556,268
     Tim Koogle                              25,552,191          7,556,268
     Chris Larsen                            25,552,191          7,556,268
     Janina Pawlowski                        25,552,191          7,556,268
     Wade Randlett                           25,552,191          7,556,268

2) Approval of an amendment to the Company's Certificate of Incorporation to effect a 3 for 1 stock split of the Company's common stock.

     For:                                    25,582,191
     Against:
     Abstain:

3) Adoption of the Company's 1999 Employee Stock Purchase Plan and reservation of 1,500,000 shares of the commons stock under the Plan.

     For:                                    25,535,316
     Against:
     Abstain:                                    46,875

4) Approval of an amendment of the Company's 1997 Stock Plan to increase the number of shares reserved for issuance under the Plan to a total of 10,500,000 shares of common stock.

     For:                                    25,580,541
     Against:
     Abstain:                                     1,650

5) Approval of the Company's Restated Certificate of Incorporation filed upon the closing of its Initial Public Offering.

     For:                                    25,582,191
     Against:
     Abstain:

6) Approval of the Company's Restated Bylaws effective upon the closing of its Initial Public Offering.

     For:                                    25,582,191
     Against:
     Abstain:

7) Ratification of the appointment of PricewaterhouseCoopers, L.L.P., as independent auditors of the Company for the fiscal year ended December 31, 1999.

     For:                                    25,460,541
     Against:
     Abstain:                                   121,650

Item 5.
         Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  27.1     Financial Data Schedule

         (b) Reports on Form 8-K

         There have been no reports on Form 8-K filed during the three months ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                E-LOAN, INC.
Date: August 16, 1999
                                                /s/ Frank Siskowski
                                                ------------------------------
                                                Frank Siskowski
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer and
                                                Duly Authorized Officer)

                                  Exhibit Index



         27.1     Financial Data Schedule