Form 10-Q/A
period 1999-06-30
E LOAN INC
filed 1999-09-30
CIK 1082337

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                                Amendment No. 1


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

                                  E-LOAN, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


9. INVESTMENTS

         In May 1999, the Company acquired a 40% minority interest in E-LOAN Japan, K.K., a joint venture between E-LOAN, Inc. and Softbank Corp. E-LOAN Japan, K.K., will develop and market an online mortgage marketplace to serve consumers in Japan and the Republic of Korea. The Company accounts for these investments according to the equity method of accounting.

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

Item 5.
         Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  10.41    Material Contracts
                  27.1*    Financial Data Schedule
             ------------
             * Previously filed with Form 10-Q

         (b) Reports on Form 8-K

         There have been no reports on Form 8-K filed during the three months ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                E-LOAN, INC.
Date: September 30, 1999
                                                /s/ Frank Siskowski
                                                ------------------------------
                                                Frank Siskowski
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer and
                                                Duly Authorized Officer)

                                  Exhibit Index


         10.41    Material Contracts
         27.1*    Financial Data Schedule
         ----------
         * Previously filed with Form 10-Q