Form 10-Q
period 1999-09-30
E LOAN INC
filed 1999-11-15
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number    000-25621

E-LOAN, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0460084
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5875 ARNOLD ROAD, SUITE 100
DUBLIN, CALIFORNIA   94568
(Address of principal executive offices including zip code)

(925) 241-2400
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of November 1, 1999, 41,716,526 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

E-LOAN, INC.
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1999
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Balance Sheets as of December 31, 1998 and September 30, 1999

Statements of Operations for the three months and nine months ended September 30, 1998 and September 30, 1999

Statements of Cash Flows for the nine months ended September 30, 1998 and September 30, 1999

Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

Factors Affecting Future Operating Results

ITEM 3. Quantitative and Qualitative Disclosure about Market Risks

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 2: Changes in Securities and Use of Proceeds

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
BALANCE SHEETS
(In thousands)

                                                       December 31, September 30,
                                                           1998         1999
                                                      ------------  ------------
                            ASSETS

Current assets:
  Cash and cash equivalents ........................       $9,141       $47,029
  Mortgage loans held-for-sale .....................       42,154        40,547
  Accounts receivable, net .........................          411           216
  Prepaids and other current assets ................          721        10,296
                                                      ------------  ------------
     Total current assets ..........................       52,427        98,088
Furniture and equipment, net .......................        2,366         4,037
Deposits and other assets ..........................          730         1,826
Goodwill and intangible asssets ....................         --          77,811
                                                      ------------  ------------
     Total assets ..................................      $55,523      $181,762
                                                      ============  ============

    LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
       PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Warehouse lines payable ..........................      $41,046       $39,096
  Accounts payable, accrued expenses and other
    current liabilities ............................        2,655        13,498
  Capital lease obligation .........................          253           253
  Notes payable ....................................           71         1,166
                                                      ------------  ------------
     Total current liabilities .....................       44,025        54,013
Capital lease obligations ..........................          719           559
Notes payable ......................................          570         2,333
                                                      ------------  ------------
     Total liabilities .............................       45,314        56,905
                                                      ------------  ------------
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series C, 4,467,912 shares authorized; 4,069,936
  and 4,269,936 shares issued, and 4,269,936 and 0
  shares outstanding at December 31, 1998 and
  September 30, 1999 (aggregate liquidation
  preference $5,245,702 and $0 at December 31,
  1998 and September 30, 1999) .....................        5,526          --
Series C-1, 4,467,912 shares authorized; 0 shares
  issued and outstanding (liquidation preference
  $1.22852 per share) ..............................         --            --
Series D, 1,950,000 shares authorized; 1,662,529
  and 1,702,529 shares issued, and 1,662,529 and
  0 shares outstanding at December 31, 1998 and
  September 30, 1999 (aggregate liquidation
  preference $15,400,006 and $0 at
  December 31, 1998 and September 30, 1999) ........       15,867          --
                                                      ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Convertible preferred stock:
  Series A, 428,635 shares authorized; 428,635
   shares issued, and 428,635 and 0 shares
   outstanding at December 31, 1998 and
   September 30, 1999 (aggregate liquidation
   preference $94,300 and $0 at December 31,
   1998 and September 30, 1999) ....................           91          --
  Series B, 450,708 shares authorized; 430,207
   shares issued, and 430,207 and 0 shares
   outstanding at December 31, 1998 and
   September 30, 1999 (aggregate liquidation
   preference $412,999 and $0 at December 31,
   1998 and September 30, 1999) ....................          411          --
  Common stock, 50,000,000 and 70,000,000 shares
   authorized at December 31, 1998 and
   September 30, 1999; 12,524,010 and 41,715,713
   shares issued and outstanding at December 31,
   1998 and September 30, 1999......................           13            42
Less: subscription receivable ......................           (4)           (4)
Unearned compensation ..............................       (4,477)      (26,374)
Additional paid in capital .........................        5,382       212,338
Accumulated deficit ................................      (12,600)      (61,145)
                                                      ------------  ------------
     Total stockholders' equity (deficit) ..........      (11,184)      124,857
                                                      ------------  ------------
     Total liabilities, mandatorily redeemable
       convertible preferred stock and
       stockholders' equity ........................      $55,523      $181,762
                                                      ============  ============

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.

STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(Unaudited)

                                         Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                        ------------------- -------------------
                                           1998      1999      1998      1999
                                        --------- --------- --------- ---------
Revenues ..............................   $2,051    $5,026    $3,810   $14,390
Operating expenses:
  Operations ..........................    2,292     6,470     4,315    15,744
  Sales and marketing .................    2,191     9,362     3,605    20,634
  Technology ..........................      304       972       871     2,250
  General and administrative ..........      508     1,598     1,097     5,067
  Amortization of unearned
      compensation ....................      296     5,599       551    17,938
  Amortization of goodwill.............       --     1,656       --      1,656
                                        --------- --------- --------- ---------
   Total operating expenses ...........    5,591    25,657    10,439    63,289
                                        --------- --------- --------- ---------
   Loss from operations ...............   (3,540)  (20,631)   (6,629)  (48,899)
Other income (loss), net ..............       26       387        76       356
                                        --------- --------- --------- ---------
   Net loss ...........................  ($3,514) ($20,244)  ($6,553) ($48,543)
                                        ========= ========= ========= =========
Net loss per share:
   Basic and diluted ..................   ($0.30)   ($0.52)   ($0.57)   ($2.21)
                                        ========= ========= ========= =========
Weighed-average shares -
   Basic and diluted ..................   12,422    39,248    12,371    21,924
                                        ========= ========= ========= =========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                             Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                             1998        1999
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...........................................    ($6,553)   ($48,543)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization of unearned compensation ............        551      17,938
      Charitable contribution of common stock ..........         --         900
      Amortization of goodwill and intangible costs.....         --       1,656
      Depreciation and amortization of fixed assets.....        181         826
      Change in operating assets and liabilities:
         Accounts receivable ...........................       (234)        198
         Net change in mortgage loans held-for-sale ....    (20,950)      1,607
         Prepaids, deposits and other assets ...........       (784)    (10,177)
         Accounts payable, accrued expenses and other ..      2,245      10,831
                                                          ----------  ----------
            Net cash used in operating activities ......    (25,544)    (24,764)
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of furniture and equipment ................       (339)     (2,496)
    Net cash received in connection with acquisition
      of CarFinance.com.................................         --         813
                                                          ----------  ----------
            Net cash used in investing activities ......       (339)     (1,683)
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of issuance costs related to initial
      public offering ..................................         --        (927)
    Proceeds from issuance of common stock, net ........         22      63,664
    Payments on obligations under capital leases .......         --        (160)
    Proceeds from notes payable ........................         --       7,859
    Repayments of notes payable ........................        (79)     (5,000)
    Proceeds from warehouse lines payable ..............     83,142     825,334
    Repayments of warehouse lines payable ..............    (62,478)   (827,284)
    Proceeds from issuance of preferred stock, net .....     15,331         849
                                                          ----------  ----------
            Net cash provided by
              financing activities .....................     35,938      64,335
                                                          ----------  ----------
    Net increae in cash ................................     10,055      37,888
    Cash and cash equivalents at beginning of period ...      4,218       9,141
                                                          ----------  ----------
    Cash and cash equivalents at end of period .........    $14,273     $47,029
                                                          ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest .............................        $27      $3,331
                                                          ==========  ==========
NONCASH INVESTING AND FINANCING ACTIVITIES:
    Furniture and equipment under capital leases .......       $998          --
                                                          ==========  ==========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. THE COMPANY:

    E-LOAN, Inc. (the "Company") was incorporated on August 26, 1996. Prior to that date, the Company conducted business through a predecessor company, Palo Alto Funding Group ("PAFG") which was established in 1992 as a mortgage broker. The Company is a provider of first and second mortgage loans, home equity loans, auto loans, small business loans online and credit card referrals. The Company operates as a single operating segment.

2. BASIS OF PRESENTATION:

Interim Financial Information (unaudited)

    The accompanying financial statements as of September 30, 1999 and 1998 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 1999 and 1998. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Registration Statement on Form S-1, declared effective on June 28, 1999. The results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the expected results for the year ending December 31, 1999.

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

Reclassification

    Certain amounts in the fiscal 1998 and first and second quarter 1999 financial statements have been reclassified to conform to the third quarter 1999 presentation.

3. ACQUISITION OF CARFINANCE.COM

     On September 17, 1999, E-LOAN acquired Electronic Vehicle Remarketing, Inc. ("CarFinance.com"), a leading provider of online auto loans. Under the terms of the agreement, the Company issued 2.88 million shares of common stock. As a result of the acquisition, the Company recorded $78 million in goodwill and $1.4 million of acquired intangible assets, which will be amortized on a straight-line basis over a two-year period. As of September 30, 1999, the Company incurred a $1.7 million charge related to the amortization of goodwill and acquired intangible assets. This acquisition was accounted for as a purchase transaction. The Company will disclose pro forma financial information in a subsequent filing on Form 8-K.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Net Income (Loss) Per Share

    The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period, to the extent such common equivalent shares are dilutive. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of Series A, B, C and Series D convertible preferred stock.

    The following table sets forth the computation of basic and diluted net loss per share for the periods indicated ($000's):

                                         Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                        ------------------- -------------------
                                           1998      1999      1998      1999
                                        --------- --------- --------- ---------
Numerator:
   Net loss ...........................  ($3,514) ($20,244)  ($6,553) ($48,543)

   Accretion of Series C and Series D
      mandatorily redeemable
      convertible Preferred stock to
      redemption value.................     (253)      --       (503)      --
                                        --------- --------- --------- ---------
        Net loss available to common
          shareholders.................  ($3,767) ($20,244)  ($7,056) ($48,543)
                                        ========= ========= ========= =========

Denominator:
    Weighted average common
      shares-basic and diliutive.......   12,422    39,248    12,371    21,924

Net loss per share:
    Basic and dilutive.................   ($0.30)   ($0.52)   ($0.57)   ($2.21)
                                        ========= ========= ========= =========

5. WAREHOUSE LINES PAYABLE

    As of September 30, 1999, the Company had a warehouse line of credit for borrowings up to $50 million. The interest rate charged on borrowings against the warehouse line of credit is variable based on the commercial paper rate of the lender plus various percentage rates. Borrowings are collateralized by the mortgage loans held-for-sale. At September 30, 1999, approximately $29.7 million was outstanding under this line. Either the Company or the lender can terminate the agreement at any time. This agreement expires April 30, 2000. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. The Company was in compliance with these covenants at September 30, 1999.

    On May 21, 1999 the Company entered into an agreement with a lender for a $100 million committed line of credit. Concurrent with the Company's initial public offering, the agreement was increased to include an additional $100 million in uncommitted funds. Interest accrued on these funds at LIBOR plus .95%. Either the Company or the lender can terminate the agreement at any time. At September 30, 1999 there was no outstanding balance under this financial commitment. The line expires May 20, 2000. This agreement includes various non-financial negative and affirmative covenants. The Company was in compliance with these covenants at September 30, 1999.

    On January 15, 1999, the Company entered into a warehouse line of credit agreement for borrowings of up to $40 million for interim financing of mortgage loans. The interest rate charged on borrowings against the line is equal to LIBOR plus 1.85%. The line of credit expires on February 2, 2000. At September 30, 1999, approximately $ 8.3 million was outstanding under this line. Either the Company or the lender can terminate the agreement at anytime. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. The Company was in compliance with these covenants as of September 30, 1999.

    Upon expiration of any of these lines, management believes it will either renew its existing lines or obtain sufficient additional lines.

6. NOTES PAYABLE

    In December 1998, the Company entered into two-credit facilities in the aggregate principal amount $5 million for working capital and equipment financing. At September 30, 1999, $3.5 million was outstanding under these two credit facilities.

7. REVENUES AND OTHER INCOME, NET

    The following table provides the components of revenues ($000s):

                                  Three Months Ended  Nine Months Ended
                                    September 30,       September 30,
                                 ------------------- -------------------
                                    1998      1999      1998      1999
                                 --------- --------- --------- ---------
Mortgage Revenues:
  Brokerage/Gain on sale.......    $1,917    $2,532    $3,676   $10,086
  Interest Income on Loans.....       134     1,616       134     3,426
Auto Revenues..................        --       458        --       458
Credit Card and Other..........        --       420        --       420
                                 --------- --------- --------- ---------
      Total Revenues...........    $2,051    $5,026    $3,810   $14,390
                                 ========= ========= ========= =========

    The following table provides the components of other income, net ($000s):

                                  Three Months Ended  Nine Months Ended
                                    September 30,       September 30,
                                 ------------------- -------------------
                                    1998      1999      1998      1999
                                 --------- --------- --------- ---------
Interest on short-term
   investments.................       $42      $550      $103      $635
Interest expense on
   non-warehouse facilities
   borrowings..................       (16)     (163)      (27)     (279)
                                 --------- --------- --------- ---------
                                      $26      $387       $76      $356
                                 ========= ========= ========= =========

8. OPERATING EXPENSES

    The following table provides detail of the Company's operating expenses classified by the following categories ($000s):

                                  Three Months Ended  Nine Months Ended
                                    September 30,       September 30,
                                 ------------------- -------------------
                                    1998      1999      1998      1999
                                 --------- --------- --------- ---------
Compensation and benefits......    $1,684    $4,555    $3,378   $12,439
Processing costs...............       532       916     1,089     1,555
Advertising and marketing......     2,036     8,541     3,214    18,182
Professional services..........       238     1,053       733     2,770
Occupancy costs................       198       781       458     1,956
Computer and internet..........       108       205       220       478
General and administrative.....       309       686       609     2,614
Interest expense on warehouse
  borrowings...................       190     1,665       187     3,701
Amortization of unearned
  compensation.................       296     5,599       551    17,938
Amortization of Goodwill.......       --      1,656       --      1,656
                                 --------- --------- --------- ---------
Total Operating Expenses.......    $5,591   $25,657   $10,439   $63,289
                                 ========= ========= ========= =========

9. COMMITMENTS AND CONTINGENCIES

FINANCIAL INSTRUMENT CONTINGENCIES

    Upon receiving a locked commitment from a borrower, the Company simultaneously enters into a forward sale with the ultimate investor. At September 30, 1999, the Company was a party to commitments to fund loans at interest rates previously agreed (locked) by both the ultimate lender and the borrower for specified periods of time. Prior to originating loans under these commitments, the Company evaluates each customer's credit and collateral worthiness. The Company uses its best efforts to fund these locked loans within the agreed-upon locked period. If the loan cannot be funded within this period, or if the Company is unable to secure a rate lock from the ultimate lender equal to or less than the rate lock extended to the borrower, the Company will earn less revenue than it anticipated at the time it locked with the borrower. At September 30, 1999, the Company had provided locks to originate loans amounting to approximately $145.3 million (the "locked pipeline"). In addition, the Company had commitments at September 30, 1999, in its capacity as a broker, amounting to approximately $4.1 million.

    At September 30, 1999, the Company had entered into non-mandatory forward loan sale agreements, including commitments with lenders for brokered loans, amounting to approximately $190 million (this includes the mortgage loans held-for-sale at September 30, 1999, of approximately $40.6 million). The forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well- established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

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

OVERVIEW

     E-LOAN is a leading online lender whose revenues are derived primarily from the commissions and fees earned from both brokered mortgage and auto loans and mortgage loans that it underwrites, funds on its warehouse lines and sells on the secondary market.

Mortgage Revenues

    E-LOAN's mortgage revenues are derived from the brokering of loans and the origination and sale of loans. Brokered loans are funded through lending partners and E-LOAN never takes title to the mortgage. Brokerage revenues are comprised of the mark-up to the lending partner's loan price, and processing and credit reporting fees. These revenues are recognized at the time a loan is closed. Originated and sold loans are loans that are funded through E-LOAN's own warehouse lines of credit and sold to mortgage loan purchasers. Loan origination and sale revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs, other processing fees and interest paid by borrowers on loans that E-LOAN holds for sale. These revenues are recognized at the time the loan is sold or, for interest income, as earned during the period from funding to sale. E-LOAN earns additional revenue from its loan origination and sale operations as compared to brokered loan operations because the sale of loans includes a service release premium.

Auto Revenues

     E-LOAN's auto revenues are derived from the brokering of auto loans. Auto brokerage revenues are primarily comprised of the mark-up to the lending partner's loan price. These revenues are recognized at the time a loan is closed. All loans were brokered to Bank of America in the quarter ended September 30, 1999. In the first half of the year 2000, E-LOAN expects to fund auto loans using a warehouse line of credit and then sell them to auto loan purchasers in a manner similar to its approach with mortgage loans.

General

     In generating revenues, E-LOAN relies on a number of strategic Internet distribution partners to direct a significant number of prospective customers to its website. E-LOAN considers its distribution partnerships with Yahoo!, E*Trade, Wingspanbank.com, CBS MarketWatch, Kelley Blue Book, AutoTrader.com and Bankrate.com to be the most critical to its ability to generate revenues. Both Yahoo! and E*Trade have made equity investments in E-LOAN.

    As a result of E-LOAN's limited operating history and its recent growth, it will be necessary to implement new and expanded operational, financial and administrative systems and control procedures to enable it to expand, train and manage its employees and coordinate the efforts of its underwriting, accounting, finance, marketing, and operations departments. For example, E-LOAN has implemented a new financial reporting system and is currently implementing a loan production system, which will be completed in the near future.

AMORTIZATION OF UNEARNED COMPENSATION

    As of December 31, 1998, E-LOAN had recorded unearned compensation in the amount of $5.7 million in connection with certain stock issuances and option grants, which were considered to be compensatory. The Company recorded an additional $134,000 and $38.2 million in unearned compensation in the three and nine months ended September 30, 1999, respectively.

    The amounts of unearned compensation related to options are being amortized on an accelerated basis over the four-year vesting period associated with these options. E-LOAN amortized $5.6 million and $17.9 for the three and nine months ended September 30, 1999, respectively, compared to $0.3 million and $0.6 million for the three and nine months ended September 30, 1998, respectively.

RESULTS OF OPERATIONS

    The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                         Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                        ------------------- -------------------
                                           1998      1999      1998      1999
                                        --------- --------- --------- ---------
Revenues ..............................      100%      100%      100%      100%

Operating expenses:
  Operations ..........................      112       129       113       109
  Sales and marketing .................      107       186        95       143
  Technology ..........................       15        19        23        16
  General and administrative ..........       25        32        29        35
  Amortization of unearned
      compensation ....................       14       111        14       125
  Amortization of goodwill.............        0        33         0        12
                                        --------- --------- --------- ---------
   Total operating expenses ...........      273       510       274       440
                                        --------- --------- --------- ---------
   Loss from operations ...............     (173)     (410)     (174)     (340)
Other income (loss), net ..............        1        24         7         7
                                        --------- --------- --------- ---------
   Net loss ...........................     -172%     -386%     -167%     -333%
                                        ========= ========= ========= =========

PRO FORMA NET LOSS (SUPPLEMENTAL)

     Pro forma net loss for the third quarter of 1999 was $13 million, with a pro forma net loss per share of $0.33 on 39.2 million shares. This compares to a pro forma net loss of $3.2 million in the third quarter of 1998, with a pro forma net loss per share of $0.11 on 29.0 million pro forma shares. Pro forma net losses per share in 1999 and 1998 exclude the effects of non-cash compensation charges and goodwill amortization. Pro forma shares outstanding prior to the Company's initial public offering on June 28, 1999, assume the conversion of preferred stock as if the conversion occurred at the beginning of the period or at date of issuance, if later.

REVENUES

     Revenues increased to $5.0 million for the three months ended September 30, 1999 from $2.1 million for the three months ended September 30, 1998 and increased to $14.4 million in the nine months ended September 30, 1999 from $3.8 million in the nine months ended September 30, 1998. Included in the total revenue for the quarter ended September 30, 1999 is $458,000 from closed auto loans, as a result of E-LOAN's acquisition of CarFinance.com on September 17, 1999. E-LOAN received approximately 6% of total revenues in the quarter ended September 30, 1999 from the establishment of an alliance with a leading credit card provider. E-LOAN has also formed alliances to offer home equity lines of credit and to process subprime mortgage loans.

     E-LOAN's purchase mortgage loan business is increasing as a percentage of its total loan business. Part of E-LOAN's strategy is to become less reliant on refinance loans, which are more sensitive to changes in interest rates. Historically, purchase mortgage loans industrywide have demonstrated growth through a number of economic cycles. For the quarter ended September 30, 1999, approximately 54% of E-LOAN's closed loans and 56% of its application volume were attributable to purchase mortgage loans. This compares to 1% and 19%, respectively, for the quarter ended September 30, 1998. For the quarter ended September 30, 1999, 74% of all E-LOAN's mortgage loan applications were from outside of California, compared to 41% for the quarter ended September 30, 1998.

     E-LOAN's loan origination and sale operations, initiated in June 1998, represented 85% of total mortgage loans closed for the quarter ended September 30, 1999, compared to 40% of total mortgage loans closed for the quarter ended September 30, 1998.

     During the quarter ended September 30, 1999, mortgage related revenues were negatively affected by approximately $1.1 million due to capacity constraints in operations, which resulted in E-LOAN's inability to meet mortgage loan purchase commitments. The mortgage loan purchase commitments E-LOAN obtains are contingent upon its delivery of the relevant loans to the purchasers within specified periods. To the extent that E-LOAN is unable to deliver the loans within the specified periods and interest rates increase, E-LOAN may experience no gain or even a loss on the sale of these loans. The Company has increased staffing and experience levels in the constrained areas to avoid such occurrences in the future.

    E-LOAN expects revenues derived from auto lending activities to increase significantly as a percentage of total revenues over the next year. Credit cards and other revenue are expected to account for approximately 3% of total revenues over the next year.

OPERATING EXPENSES

     TOTAL OPERATING EXPENSES. Total operating expenses increased to $25.7 million for the three months ended Sept 30, 1999 from $5.6 million for the three months ended September 30, 1998 and increased to $63.3 million in the nine months ended September 30, 1999 from $10.4 million in the nine months ended September 30, 1998. These increases were primarily due to significant increases in compensation and benefits as a result of increased headcount and expanded advertising and promotional activity.

    OPERATIONS. Operations expense is comprised of both fixed and variable expenses, including salaries, benefits and expenses associated with the brokering, origination and sale of mortgage and auto loans and interest expense paid by E-LOAN under the warehouse facilities it uses to fund loans held for sale. Operations expense increased to $6.5 million for the three months ended September 30, 1999 from $2.3 million for the three months ended September 30, 1998 and increased to $15.7 million in the nine months ended September 30, 1999 from $4.3 million in the nine months ended September 30, 1998. The increases in absolute dollars were primarily attributable to the significant increase in operations headcount from 124 at September 30, 1998 to 208 at September 30, 1999. In addition, E-LOAN has expanded its loan origination and sale business since inception in June 1998, which has resulted in additional headcount and an increase in interest expense due to an increase in the number of loans held for sale. Operations expense increased as a percentage of revenues from 112 % for the three months ended September 30,1998 to 129% for the three months ended September 30, 1999, which is a direct result of the Company's growth during that time period. Operations expense decreased as a percentage of revenue from 113% to 109% in the nine month periods ended September 30, 1998 and September 30, 1999, respectively, due to revenue growth exceeding growth in operations expense. E-LOAN expects operations expense to increase in absolute dollars over the next two years and intends to increase operations capacity in anticipation of an increase in the number of loans funded.

    SALES AND MARKETING. Sales and marketing expense is primarily comprised of expenses related to advertising, promotion and distribution partnerships and salaries, benefits and other expenses related to personnel. Sales and marketing expense increased to $9.4 million for the three months ended September 30, 1999 from $2.2 million for the three months ended September 1998 and increased to $20.6 million in the nine months ended September 30, 1999 from $3.6 million in the nine months ended September 30, 1998. Sales and marketing expense increased as a percentage of revenues from 107% for the three months ended September 30, 1998 to 186% for the three months ended September 30, 1999 and increased from 95% in the nine months ended September 30, 1998 to 143% in the nine months ended September 30, 1999. Sales and marketing expense increased primarily due to a substantial increase in expenses for advertising, promotion and distribution partnerships beginning in the third quarter of 1998 and continuing through the nine months ended September 30, 1999, and increases in compensation associated with additional headcount. E-LOAN intends to significantly increase absolute dollar spending in sales and marketing activities over the next two years in an effort to increase origination volume and increase overall brand awareness.

    TECHNOLOGY. Technology expense includes salary, benefits and consulting fees related to website development, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense increased to $1.0 million for the three months ended September 30, 1999 from $0.3 million for the three months ended September 30, 1998 and increased to $2.3 million in the nine months ended September 30, 1999 from $0.9 million in the nine months ended September 30, 1998. Technology expense increased as a percentage of revenues from 15% for the three months ended September 30, 1998 to 19% for the three months ended September 30, 1999 and decreased from 23% in the nine months ended September 30, 1998 to 16% in the nine months ended September 30, 1999. The absolute dollar increases were primarily the result of the growth in engineering and management information systems personnel to support the expansion of online operations. E-LOAN intends to significantly increase absolute dollar spending on technology over the next two years in an effort to further improve the online mortgage origination process, implement new features and services to its website and enhance the auto loan process.

    GENERAL AND ADMINISTRATIVE General and administrative expense is primarily comprised of salary, benefits and professional services. General and administrative expense increased to $1.6 million for the three months ended September 30, 1999 from $0.5 million for the three months ended September 30, 1998 and increased to $5.1 million in the nine months ended September 30, 1999 from $1.1 million in the nine months ended September 30, 1998. General and administrative expense increased as a percentage of revenues from 25% for the three months ended September 30, 1998 to 32% for the three months ended September 30, 1999 and increased from 29% in the nine months ended September 30, 1998 to 35% in the nine months ended September 30, 1999. General and administrative expense increased primarily due to the addition of general and administrative headcount and increased professional services fees. General and administrative expenses are expected to increase in absolute dollars over the next two years as E-LOAN expands its management in anticipation of continued growth and as a result of additional reporting requirements imposed on E-LOAN as a publicly traded company.

LIQUIDITY AND CAPITAL RESOURCES

    E-LOAN's sources of cash flow include cash from the sale of mortgage loans, borrowings under warehouse lines of credit and other credit facilities, mortgage and auto loans, brokerage fees, interest income, credit card referrals and the sale of equity securities in both private and public transactions. E-LOAN's uses of cash include the funding of mortgage loans, repayment of amounts borrowed under warehouse lines of credit, operating expenses, payment of interest, and capital expenditures primarily comprised of furniture, fixtures, computer equipment, software and leasehold improvements. Net cash used in operating activities was ($25.5) million and ($24.8) million for the nine months ended September 30, 1998 and 1999, respectively. Net cash used in operating activities was primarily due to an increase in net losses and an increase in mortgage loans held for sale.

    Net cash used in investing activities was ($0.3) million and ($1.7) million for the nine months ended September 30, 1998 and 1999, respectively. Net cash used in investing activities during these periods was primarily for the purchase of software, furniture and equipment and leasehold improvements.

    Net cash provided by financing activities was $35.9 million and $64.3 million for the nine months ended September 30, 1998 and 1999, respectively. Net cash provided in these periods was primarily from proceeds from the Company's initial public offering on July 2, 1999, notes payable, borrowings under E-LOAN's warehouse lines of credit and other credit facilities, partially offset by repayments of warehouse lines of credit and issuance costs related to the initial public offering.

     As of September 30, 1999, the Company had cash and cash equivalents of $47 million and available operating credit lines of $1.5 million, which the Company believes is sufficient to fund operations for the next six to nine months. During the next six to nine months, it may be necessary to raise additional funds. However, there can be no assurance that the Company will be able to raise the additional funds on favorable terms. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be reduced.

FORWARD LOOKING STATEMENTS

    The statements contained in this Report that are not historical facts are "forward- looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as the Company's plans to increase the number of purchase mortgage and auto loans, the importance of percentage of mortgage loans that E-LOAN self funds and growth in the number of applications received, statements regarding development of E-LOAN's business, future operating results, anticipated capital expenditures, the expectations as to the use of the capital resources, and the availability of additional financing, and other statements contain in this Report regarding matters that are not historical facts, are only estimates or predictions and cannot be relied upon. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the company or actual results differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, E-LOAN's ability to successfully promote and market its brand to current and new customers, generate customer demand for its products in regions of the country other than California, access additional debt or equity financing in the future, achieve acceptable pricing for its services, respond to increasing competition, manage growth of E-LOAN's operations, as well as regulatory, legislative, and judicial developments that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Factors Affecting Future Operating Results" and other cautionary statements included herein. The Company disclaims any obligation to update information contained in any forward-looking statement.

FACTORS AFFECTING FUTURE OPERATING RESULTS

WE HAVE A HISTORY OF LOSSES, WE EXPECT LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

    We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $6.6 million and $48.5 million for the nine months ended September 30, 1998 and 1999, respectively. As of September 30, 1999, our accumulated deficit was $61.1 million. Given that we expect to continue to incur significant sales and marketing expenses and that our other operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to achieve and maintain profitability. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

WE HAVE A LIMITED OPERATING HISTORY AND CONSEQUENTLY FACE SIGNIFICANT RISKS AND UNCERTAINTIES

    We were incorporated in August 1996, initiated online mortgage transactions in June 1997 and initiated our online auto loan operations in September 1999. As a result of our limited operating history, our recent growth and our reporting responsibilities as a public company, it will be necessary to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our underwriting, accounting, finance, marketing, and operations departments.

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

INTEREST RATE FLUCTUATIONS COULD ADVERSELY AFFECT OUR BUSINESS

    A significant percentage of our mortgage revenues is derived from customers who refinance existing mortgages and are motivated to do so primarily when interest rates fall below the rates of their existing mortgages. In the event interest rates significantly increase, consumers' incentive to refinance will be greatly reduced and the number of loans that we originate could decline. Our failure to successfully reduce the percentage of refinance revenue and increase the percentage of revenue derived from home purchases and auto loans could have an adverse effect on our business.

    Our ability to engage in profitable secondary sales of loans may also be adversely affected by increases in interest rates. The mortgage loan purchase commitments we obtain are contingent upon our delivery of the relevant loans to the purchasers within specified periods. To the extent that we are unable to deliver the loans within the specified periods and interest rates increase, we may experience no gain or even a loss on the sale of these loans. In addition, any increase in interest rates will increase the cost of maintaining our warehouse and repurchase lines of credit that we depend on to fund the loans we originate. We currently do not use derivative financial instruments to hedge these risks and are therefore exposed to losses caused by fluctuations in interest rates.

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

UNCERTAINTY WITH RESPECT TO THE TIME IT TAKES TO CLOSE LOANS CAN LEAD TO UNPREDICTABLE REVENUE AND PROFITABILITY

    The time between the date an application is received from a customer on our website and the date the loan closes can be lengthy and unpredictable. The loan application and approval process is often delayed due to factors over which we have little or no control, including the timing of the customer's decision to commit to an available interest rate, the close of escrow date for purchase loans, the timeliness of appraisals and the adequacy of the customer's own disclosure documentation. This uncertain timetable can have a direct impact on our revenue and profitability for any given period. We may expend substantial funds and management resources supporting the loan completion process and never generate revenue from closed loans. Therefore, our results of operations for a particular period may be adversely affected if the loans applied for during that period do not close in a timely manner or at all. For example, purchase mortgage loans generally take longer to close than refinance loans as they are tied to the close of the property sale escrow date.

WE HAVE PRIMARILY OPERATED DURING PERIODS OF GROWTH IN THE HOME MORTGAGE MARKET AND CONSEQUENTLY FACE SIGNIFICANT RISKS AND UNCERTAINTIES

    Although the mortgage market has contracted during the last nine months, most of our operations up to that point have occurred during a period in which the home mortgage market has experienced rapid growth. We have never operated during an extensive sustained downturn in the mortgage business and we cannot assure you that we will be able to operate successfully if such a downturn occurs.

WE HAVE RECENTLY EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS; IF WE ARE UNABLE TO MANAGE THIS GROWTH, OUR BUSINESS WILL BE ADVERSELY AFFECTED

    Over the past eighteen months we have experienced a period of significant growth, which has placed a strain on our resources and will continue to do so in the future. If we do not manage this growth effectively, it could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At December 31, 1997, we had a total of 40 full-time employees and at September 30, 1999, we had a total of 283 full-time employees.

IF ONLINE LENDING AND OUR SERVICE OFFERINGS DO NOT ACHIEVE WIDESPREAD CONSUMER ACCEPTANCE, OUR BUSINESS WILL BE ADVERSELY AFFECTED

    Our success will depend in large part on widespread consumer acceptance of purchasing mortgages and auto loans online. The development of an online market for mortgage and auto loans has only recently begun, is rapidly evolving and likely will be characterized by an increasing number of market entrants. Our future growth, if any, will depend on the following critical factors:

  the growth of the Internet as a commerce medium generally, and as a market for consumer financial products and services specifically;

  our ability to successfully and cost-effectively market our services to a sufficiently large number of customers; and

  our ability to overcome a perception among many real estate market participants that obtaining mortgages online is risky for consumers.

    There can be no assurance that the market for our services will develop, that our services will be adopted or that consumers will significantly increase their use of the Internet for obtaining mortgage or auto loans. If the online market for mortgage and auto loans fails to develop, or develops more slowly than expected, or if our services do not achieve widespread market acceptance, our business, results of operations and financial condition would be adversely affected.

BECAUSE A SIGNIFICANT CONCENTRATION OF OUR MORTGAGE BUSINESS IS IN CALIFORNIA, WE ARE VULNERABLE TO ECONOMIC AND OTHER FACTORS AFFECTING CALIFORNIA

    Approximately 88% and 43% of the mortgage loans we closed in the quarters ended September 30, 1998 and 1999, respectively, were from borrowers located in California. No other state generated more than 10% of our closed mortgage loans during these periods. There have been times in the past, most recently in 1991 - 1992, when the California economy has suffered a recession disproportionate with the rest of the country. Should a similar recession happen again in California, our business would be adversely affected.

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

THE LOSS OF ONE OR MORE OF OUR SIGNIFICANT DISTRIBUTION PARTNERS WOULD ADVERSELY AFFECT OUR BUSINESS

    We rely on Internet distribution partners to direct a significant number of our prospective customers to our website. If we lose any of our significant distribution partners, we will likely fail to meet our growth objectives, both in terms of additional borrowers and increased brand awareness. In the aggregate, approximately 25% of our closed mortgage loans were derived from the websites of our distribution partners during the quarter ended September 30, 1999. Historically, the majority of CarFinance.com auto loan applications have been derived from the websites of its distribution partners. Our agreements with our distribution partners, with respect to our mortgage loan business, are typically short-term, from one to three years in length, and can be terminated for any reason upon 30 to 60 days' prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If any of these agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business would be adversely impacted.

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

WE ARE DEPENDENT ON ONE LENDING SOURCE FOR ALL OF OUR AUTO LOAN BUSINESS.

     Currently, all of our auto loans are funded through Bank of America pursuant to a transition services agreement entered into in connection with the acquisition of CarFinance.com. If Bank of America is unable to fund our auto loans, it would require us to seek additional sources of funding for our auto loans and could result in delays in processing loans or an inability to accept or process such loan applications until a new source of funding is established. Additional sources of funding for our auto loans may not be available on favorable terms.

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

WE DEPEND ON OUR AGREEMENTS WITH THIRD PARTIES TO FUND MORTGAGE LOANS OR FULFILL LOAN TRANSACTION PROCESSING IN 10 STATES; IF THESE AGREEMENTS ARE TERMINATED, OUR BUSINESS COULD BE ADVERSELY AFFECTED

    E-LOAN licenses its mortgage loan origination systems and proprietary marks to NetB@nk to enable NetB@nk to fund mortgage loans under the E-LOAN brand in seven states, and has agreements with PHH Mortgage Services Corporation and Prism Mortgage Company relating to the fulfillment of all aspects of loan transaction processing following origination in three states. Each of these agreements may be terminated by either party upon 30 days prior written notice. The termination of any or all of these agreements could have a material adverse effect on our business.

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

THE CONSUMER LENDING INDUSTRY IS INTENSELY COMPETITIVE, AND IF WE FAIL TO SUCCESSFULLY COMPETE IN THIS INDUSTRY, OUR MARKET SHARE AND BUSINESS WILL BE ADVERSELY AFFECTED

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

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS OR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE EFFECT ON OUR BUSINESS

    Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly co-founders Chris Larsen, Chief Executive Officer, and Janina Pawlowski, Chairman of the Board of Directors. Ms. Pawlowski, a licensed real estate broker, is responsible for all of our activities in California and two other states. If Ms. Pawlowski were to terminate her relationship with us for any reason we would not be able to conduct business in these states until a replacement is found. The loss of the services of Mr. Larsen, Ms. Pawlowski or other key employees, would also likely have an adverse effect on our business, results of operations and financial condition. We have not entered into employment agreements with any of our executives, except Joseph Kennedy, President and Chief Operating Officer and Robert Ferber, Senior Vice President, Auto Finance Operations, and do not maintain "key person" life insurance for any of our personnel.

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

ANY FAILURES OF, OR CAPACITY CONSTRAINTS IN, OUR SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD ADVERSELY AFFECT OUR BUSINESS

    Our communications hardware and certain of our other computer hardware operations are located at the facilities of Exodus Communications, Inc. in Santa Clara, California and Jersey City, New Jersey. Our auto hardware and certain other computer hardware operations are located at the facilities of Bank of America. The hardware for our internal mortgage loan and product database, as well as our mortgage loan processing operations is maintained in our Dublin, California facility. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our website. Our business could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

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

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM THIRD PARTY CHALLENGES OR IN PRESENT OR FUTURE LITIGATION

     Trademarks and other proprietary rights are important to our success and our competitive position. Although we seek to protect our trademarks and other proprietary rights through a variety of means, we cannot assure you that the actions we have taken are adequate to protect these rights. We may also license content from third parties in the future and it is possible that we could face infringement actions based upon the content licensed from these third parties. We have received notice from EduCap, Inc., a provider of educational loan services and financing for computer equipment for use in education, that it believes that our use of the name "E-LOAN" infringes EduCap's trademark "THE E-LOAN." EduCap is the alleged owner of the trademark that is the subject of U.S. registration no. 2,166,332 for the mark THE E-LOAN, and has demanded that we cease and desist our use of the name E- LOAN. On August 2, 1999, we initiated a declaratory judgment action against EduCap in the United States District Court for the Northern District of California, seeking a declaratory judgment that we have not engaged in unfair competition or infringed upon any trademark or other rights of EduCap in our use of the term E-LOAN. On October 5, 1999, EduCap filed a motion to dismiss the action, or in the alternative to transfer it to the United States District Court for the Eastern District of Virginia. Discovery in this action is ongoing. On October 1, 1999, EduCap initiated an action against E-LOAN in the United States District Court for the Eastern District of Virginia. In its action, EduCap alleges that our use of the name E-LOAN is wrongful, likely to cause consumer confusion, and infringes EduCap's trademark THE E-LOAN. EduCap seeks to recover damages and to enjoin us from using the name and mark E-LOAN, or any other colorable imitation of the mark, in any way, including in our corporate name, in the address of our website, and in our advertising materials. The claims brought against us by EduCap or any claims brought by others, regardless of their merit, could result in costly litigation and the diversion of our financial resources and technical and management personnel. Further, if any of these claims are proved valid, through litigation or otherwise, we may be required to change our trademarks and pay financial damages, which could adversely affect our business. In particular, if the claim by EduCap is upheld, we would no longer be permitted to use the name E-LOAN.

    E-Loan believes that it has meritorious defenses to such claims.

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

  Loss of key personnel;

  Unfavorable publicity affecting our industry or us;

  Adverse legal events affecting us; and

  Sales of E-LOAN common stock by stockholders

THE AVAILABILITY OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK FOR SALE COULD ADVERSELY AFFECT ITS MARKET PRICE

    If our stockholders begin to sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. A substantial number of sales, or the perception that such sales might occur, also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of September 30, 1999, we had 41,715,713 shares outstanding. Of these shares, the 4,020,000 shares sold in our initial public offering are freely tradable in the public market without restriction unless held by our affiliates. The remaining 37,695,713 shares of common stock are "restricted securities" as that term is defined in Rule 144. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from Registration under Rule 144, 144(k) or 701 under the Securities Act. Additionally, 34,767,029 of such shares are also subject to "lock-up agreements" which restrict their sale prior to December 25, 1999. Upon the expiration of the lock-up agreements and subject to the provisions of Rules 144, 144(k) or 701 and, in the case of shares held by affiliates, to compliance with certain volume restrictions, 32,340,964 shares will be available for immediate sale in the public market and 5,355,562 shares will become available for sale in the public market at various times thereafter as the holding period requirements for such shares are satisfied.

     In addition, we have 9,731,027 shares of our common stock reserved for issuance pursuant to our 1997 Stock Plan, of which 6,212,124 shares were subject to outstanding options at September 30, 1999. All of such outstanding options are also subject to the 180-day lockup, which expires on December 29, 1999. We have registered all of the shares of common stock reserved for issuance under our 1997 Stock Plan and the 1,500,000 shares of common stock reserved for issuance under our 1999 Employee Stock Purchase Plan. Accordingly, shares underlying vested options will be eligible for resale in the public market beginning on December 29, 1999.

    Goldman, Sachs & Co. may, in its sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

    We have granted registration rights to certain of our stockholders. Those rights enable these stockholders to require that we register, at our expense, resales of their shares of common stock. The holders of these rights beneficially own in the aggregate approximately 20,688,000 million shares of our common stock. If they sell a large portion of their shares on the open market and at one time, our market price per share may decline. Of these 20,688,000 million shares, registration rights with respect to approximately 2.88 million shares were granted in connection with the acquisition of Carfinance.com. Beginning on March 17, 1999, holders of the shares issued in connection with the acquisition of CarFinance may require the Company to register such shares. In addition, such holders were granted certain "piggy-back" rights which would allow them to include their shares in any registration of shares by the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

PROCEEDINGS TO WHICH E-LOAN IS A PARTY

     On August 2, 1999, E-LOAN initiated a declaratory judgment action against EduCap, Inc., in the United States District Court for the Northern District of California. EduCap, a provider of educational loan services and financing for computer equipment for use in education, is the alleged owner of the trademark that is the subject of U.S. registration no. 2,166,332 for the mark THE E-LOAN. By its action, E-LOAN seeks a declaratory judgment from the Court that E-LOAN has not engaged in unfair competition or infringed upon any trademark or other rights of EduCap in its use of the term E-LOAN. On October 5, 1999, EduCap filed a motion to dismiss E-LOAN's action, or in the alternative to transfer it to the United States District Court for the Eastern District of Virginia. Discovery in this action is ongoing.

     On October 1, 1999, EduCap initiated an action against E-LOAN in the United States District Court for the Eastern District of Virginia. In its action, EduCap alleges that E- LOAN's use of the name E-LOAN is wrongful, likely to cause consumer confusion, and infringes EduCap's trademark THE E-LOAN. EduCap seeks to recover damages and to enjoin E-LOAN from using the name and mark E-LOAN, or any other colorable imitation of the mark, in any way, including in E-LOAN's corporate name, in the address of its website, and in its advertising materials.

Item 2. Changes in Securities and Use of Proceeds

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

    As of June 30, 1999, E-LOAN's balance sheet reflected a receivable of $64.8 million in respect of the offering proceeds it received on July 2, 1999. The net proceeds from the initial public offering will be used for general corporate purposes, including working capital to fund anticipated operating losses, expenses associated with its advertising campaigns, brand-name promotions and other marketing efforts and capital expenditures. E- LOAN also may use a portion of the net proceeds, currently intended for general corporate purposes, to acquire or invest in businesses, technologies, products or services, although no specific acquisitions are planned and no portion of the net proceeds has been allocated for any acquisition. None of the net offering proceeds of E-LOAN have been or will be paid directly or indirectly to any director, officer, general partner of E-LOAN or their associates, persons owning 10% or more of any class of E-LOAN's equity securities, or an affiliate of E-LOAN.

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

     On September 17, 1999, E-LOAN acquired Electronic Vehicle Remarketing, Inc., a Delaware corporation ("EVRI") through a stock exchange effected pursuant to an Agreement and Plan of Reorganization dated August 23, 1999 (the "Reorganization Agreement"). Pursuant to the Reorganization Agreement, the five stockholders of EVRI transferred to E- LOAN all of the issued and outstanding shares of capital stock of EVRI and E-LOAN issued to the five stockholders of EVRI an aggregate of 2,879,997 shares of the common stock, par value $0.001, per share, of E-LOAN. The shares issued in this transaction were exempt from the registration requirements pursuant to the exemption from registration contained in Regulation D, Rule 506 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

10.1    Amended Investor Rights Agreement
10.2    Robert Ferber Employment Agreement
10.3    Amended Stock Option Plan
10.4    Amended Employee Stock Purchase Plan
10.5    GE Line of Credit Amendment
10.6    Strategic Alliance Agreement with Greenpoint Mortgage Funding, Inc.
10.7    Systems & Marketing Agreement with Option One Mortgage
10.8    Website Linking Agreement with Providian
27.1    Financial Data Schedule

    (b) Reports on Form 8-K

E-LOAN filed a Current Report on Form 8-K dated October 1, 1999 to report under item 2 thereof the acquisition of CarFinance.com. Financial statements will be filed within 60 days of the original 8-K filing.

E-LOAN, INC.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

(Registrant)

Dated: November 15, 1999

By:	/s/ Frank Siskowski

Frank Siskowski
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

10.1    Amended Investor Rights Agreement
10.2    Robert Ferber Employment Agreement
10.3    Amended Stock Option Plan
10.4    Amended Employee Stock Purchase Plan
10.5    GE Line of Credit Amendment
10.6    Strategic Alliance Agreement with Greenpoint Mortgage Funding, Inc.
10.7    Systems & Marketing Agreement with Option One Mortgage
10.8    Website Linking Agreement with Providian
27.1    Financial Data Schedule