Form 10-Q/A
period 1999-09-30
E LOAN INC
filed 1999-11-22
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

This 10-Q/A is being filed to amend Part II, Item 2 "Changes in Securities and Use of Proceeds" and Part II, Item 6 " Exhibits and Reports on Form 8-K" to include new Exhibits. Other than the aforementioned changes, all other information included in the initial filing is unchanged.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On July 2, 1999, E-LOAN completed an initial public offering in which it sold 4,020,000 shares of its common stock and 5,000 shares was sold by a selling stockholder. The managing underwriters in the offering were Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC, DLJdirect Inc. and E*TRADE Securities, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-74945) that was declared effective by the Securities and Exchange Commission on June 28, 1999. All 4,025,000 shares of common stock registered under the Registration Statement were sold at a price of $14.00 per share for gross proceeds to E- LOAN of $56.2 million and gross proceeds to the selling stockholder of $70,000. Offering proceeds to E-LOAN, net of underwriter discounts, were approximately $52.3 million. Concurrent with the company's initial public offering, the company sold 960,061 shares of its common stock for $12.5 million in net proceeds in a private placement. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act") as a transaction not involving any public offerings.

     From June 28, 1999, the effective date of the Registration Statement to September 30, 1999, the Company has used approximately $14.8 million of the initial public offering proceeds for working capital purposes, including expenses associated with advertising campaigns, brand-name promotions and other marketing efforts and capital expenditures. All amounts represent estimates of direct or indirect payments of amounts to third parties. No amounts were paid directly or indirectly for the above purposes to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company. The use of proceeds described above do not represent a material change in the use of proceeds described in the offering prospectus.

     On September 17, 1999, E-LOAN acquired Electronic Vehicle Remarketing, Inc., a Delaware corporation ("EVRI") through a stock exchange effected pursuant to an Agreement and Plan of Reorganization dated August 23, 1999 (the "Reorganization Agreement"). Pursuant to the Reorganization Agreement, the five stockholders of EVRI transferred to E-LOAN all of the issued and outstanding shares of capital stock of EVRI and E-LOAN issued to the five stockholders of EVRI an aggregate of 2,879,997 shares of the common stock, par value $0.001, per share, of E-LOAN. The shares issued in this transaction were exempt from the registration requirements pursuant to the exemption from registration contained in Regulation D, Rule 506 of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.9    Bank of America Strategic Alliance Agreement
10.10   AutoConnect Referral Agreement
10.11   AutoConnect Addendum to Referral Agreement
10.12   Intelligent Life Corporation Agreement
10.13   Kelley Blue Book Agreement
10.14   Kelley Blue Book Amendment to Referral Agreement

E-LOAN, INC.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

(Registrant)

Dated: November 22, 1999

By:	/s/ Frank Siskowski

Frank Siskowski
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)