Form 10-K405
period 1999-12-31
E LOAN INC
filed 2000-03-30
CIK 1082337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                        COMMISSION FILE NUMBER 000-25621

                                  E-LOAN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              5875 ARNOLD ROAD, SUITE 100, DUBLIN CALIFORNIA 94568
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

         DELAWARE                                        77-0460084
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (925) 241-2400

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
                      ACT: COMMON STOCK, $0.001 PAR VALUE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No [ ]


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   Yes [X]   No [ ]

        The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 15, 2000 is approximately $128,511,794. The total number of shares of common stock outstanding as of March 15, 2000 was 42,016,878.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 31, 2000 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

E-LOAN is a leading online provider of consumer loans, offering borrowers the ability to obtain a suitable loan for their personal financial needs. E-LOAN is a diversified consumer lender offering mortgages, auto loans, credit cards and small business loans. E-LOAN originates loans through its website, providing its borrowers with a combination of streamlined technology, personal customer service and cost savings. E-LOAN's website provides borrowers access to a wide range of consumer debt information. Borrowers can determine which loans best suit their particular situation, easily compare loan products, apply online and track their applications from origination to close. E-LOAN intends to become the leading destination for consumer debt and the first national multi-lender consumer brand by offering a broad selection of loan products from leading lenders, along with tools and services to help consumers manage their debt to reduce their overall cost of capital.

E-LOAN's model transforms the traditional loan process by focusing on all three parts of the loan transaction: point of sale, transaction fulfillment, and sale of the loan to the capital markets. At the point of sale, E-LOAN lowers the cost to consumers and expands the number of lenders consumers typically find in the offline world. E-LOAN also underwrites and funds large percentages of its loans, which allows E-LOAN the ability to control loan fulfillment to streamline processes and help eliminate inefficiencies, saving borrowers time and money. Finally, E-LOAN sells the servicing value of closed loans to the highest bidder in the capital markets. This allows E-LOAN to offer borrowers the lowest rates available from a broad range of lenders. E-LOAN believes that its business model, which encompasses sales, fulfillment and capital access, allows it to take full advantage of the enormous opportunities in online consumer lending.

INDUSTRY BACKGROUND

Electronic Commerce

The Internet has emerged as a global medium for communication, information and commerce. International Data Corporation estimates that the number of Internet users will grow from approximately 142 million worldwide at the end of 1998 to more than 500 million by the end of 2003. As a result of this dramatic increase in the number of Internet users, the dollar volume of commerce conducted over the Internet is expected to continue growing. International Data Corporation estimates that the total value of goods and services purchased on the Internet by businesses and consumers will increase from approximately $51.1 billion in 1998 to approximately $1.4 trillion in 2003.

The Consumer Debt Market

Loan products are ideally suited to fulfillment over the Internet because they are often complex, requiring extensive consumer research to find the right product and provider, and do not require the consumer, provider and product to be in physical proximity. The Internet gives consumers informational links and graphical interfaces for comparing competing products as well as transaction capabilities. In fact, because many consumers perceive obtaining a loan to be inefficient and hard to understand because of the jargon, complex fees and difficulty in easily accessing a wide range of choices, the Internet may be a preferable source of loans for many borrowers who have had unpleasant experiences obtaining loans in the traditional way. Forrester Research estimates the overall United States consumer lending industry at $1.9 trillion in 1999. Forrester Research projects that total United States online consumer lending will grow substantially from $26 billion in 1999 to a total of $167 billion in 2003.

The largest elements of the United States consumer debt market in 1999 were mortgages at $1,200 billion, home equity loans at $200 billion, auto loans at $400 billion and credit cards at $120 billion.

Shortcomings of the Traditional Consumer Debt Market

Consumers seeking financing for homes, cars or other purchases often encounter obstacles in obtaining multiple rate quotes, unbiased advice, thorough comparisons of loan products and timely credit decisions. For consumers, obtaining a home loan represents an especially difficult transaction. While increased competition in the mortgage industry over the past decade has resulted in tremendous innovation in the mortgage choices available to consumers, the level of complexity associated with these loans has also increased. In addition, the underwriting and lending processes remain paper and time-intensive, with little visibility into the process for consumers. As a result, we believe that the traditional mortgage lending process causes many consumers to feel:

    - uncertain that their single source lenders and brokers are providing unbiased advice and are recommending the most suitable mortgage products;

    - skeptical that rates initially quoted will ultimately be available;

    - intimidated by the number and variety of mortgage products available;

    - pressured to commit to a particular product before they have researched and compared products to their satisfaction;

    - frustrated with the amount and types of fees they are required to pay;
      and

    - overwhelmed by the substantial time and effort that it takes to get a mortgage loan.

    Many borrowers receive little ongoing assistance in managing their debt after the loan is closed. Many direct lenders who also engage in mortgage servicing are not committed to proactive monitoring of their customers' loans because they risk losing servicing fees if customers refinance with other lenders. Multi-lender brokers have an incentive to pursue refinancing opportunities, but typically lack the technological capability to proactively monitor the market changes of thousands of loan products in real time.

In the auto-lending arena, consumers often rely upon auto dealerships to provide financing. This is due in part to the difficulty in obtaining loan information from a variety of lenders for comparison. Because direct lenders only offer their own products, it may be time-consuming for a borrower to search for the lowest rate by comparing loans among several lenders. At auto dealerships, financing is bundled with the sale of the car, and as a result, dealers can manipulate the terms of the financing package to compensate for any price concessions the buyer may negotiate for the vehicle. The elements of the loan, such as payment, term, and interest rate, may not be easily understood and transparent to the buyer, because the dealer has no incentive to make it so. Therefore, buyers may leave a dealership feeling as if they have not received the best deal.

Market Opportunity

Given the range of consumer debt products and the difficulties consumers face in accessing and evaluating a variety of loan options, E-LOAN believes there is a substantial opportunity to market debt products online in a convenient, cost-effective way, thereby building a leading national brand name in consumer lending.

Many companies have addressed consumers' needs for capital by providing Internet access to information about loans and loan applications. For example, existing banks have created websites, which sell loans directly online as an alternative to the traditional process. These sources, however, do not offer the consumer a multi-lender selection or comparisons of products, and they may be reluctant to reduce fees due to the risk of cannibalizing their existing offline distribution channels.

A number of consumer loan websites act as multi-lender distribution channels for banks. While many of these referral sites offer a selection of lenders, they do not offer complete transaction fulfillment for customers, and therefore, add additional steps and fees to the lending process. Therefore, these sites are substantially unable to reduce costs and eliminate inefficiencies.

As a result of the shortcomings inherent in these and other online approaches to loan origination, E-LOAN believes a significant market opportunity exists for a centralized, globally accessible and easy to use online service with a broad selection of lenders, a compelling value proposition based on saving borrowers money, time and effort, and an open, integrated service that provides complete transaction fulfillment.

The E-LOAN Solution

E-LOAN is a leading online provider of consumer debt, including mortgages, auto loans, credit cards and small business loans. E-LOAN offers consumers the ability to obtain a suitable loan product from a wide array of lenders at a reduced cost to the consumer. Utilizing E-LOAN's website, borrowers can efficiently search, analyze and compare loan products offered by multiple lenders and apply for, qualify for and obtain the loan product that is compatible with their individual financial characteristics and borrowing requirements. E-LOAN provides credit approvals for mortgages, auto loans, credit cards and small business loans. E-LOAN also enables borrowers to track online the status of their mortgage applications, from submissions to closings, and to monitor their loans on an ongoing basis. E-LOAN recognizes the importance to borrowers of selecting the right loan product and performing ongoing debt management given that these products typically represent the largest debt components of an individual's financial portfolio. To assist borrowers in this regard, E-LOAN provides unbiased recommendations, as well as online analytical and product comparison tools. E-LOAN also provides a high level of customer service, designed to make the lending process significantly more streamlined, transparent to the borrower and efficient. In 1999, E-LOAN was the leader in the online mortgage market with approximately $1.5 billion in closed loans, including E-LOAN's estimate of closed loan volume from referrals. In addition, E-LOAN was a leader in online auto financing with over $130 million in closed loans since the acquisition of CarFinance.com from Bank of America in September 1999.

The E-LOAN solution provides the following key advantages to its customers:

Large selection of mortgage products. E-LOAN offers mortgages from over 70 lending sources, including nationally recognized institutions. Each customer inquiry triggers a proprietary rate search algorithm that sorts through over 50,000 products that are updated in real time. The result, delivered in seconds, is a set of the most competitively priced loans available through E-LOAN that best match the customer's criteria. E-LOAN believes that this large selection of lenders and loans available in a single destination saves borrowers time and effort in searching for and obtaining the most suitable mortgage.

Convenient auto lending source. The E-LOAN website allows consumers to apply for and obtain an auto loan. Customers receive immediate credit decisions online. Once approved, E-LOAN provides next-day check drafts, allowing the customer to eliminate the need to negotiate auto financing at the dealership. By separating the financing and purchasing transactions, E-LOAN effectively removes dealer control over financing terms.

Customer Savings. By eliminating unnecessary, commissioned intermediaries such as loan agents and auto dealers, E-LOAN offers significant savings to its customers. These savings can amount to over 50% in origination costs of obtaining mortgages from traditional mortgage brokers or single source lenders. Similarly, by separating the auto loan transaction from the auto purchase, E-LOAN can typically offer its customers a lower loan rate than auto dealerships can offer.

Loan Recommendations. E-LOAN provides borrowers with recommendations regarding available loan products. E-LOAN formulates its recommendations by using powerful comparative and analytical tools designed to assist the borrower in determining the most suitable product available through E-LOAN. These recommendations are based solely on borrower-provided information and criteria. This approach differs substantially from traditional mortgage brokers and auto dealers, who often recommend and promote products based on associated commissions, which can vary by lender.

Easy to Use Service with Value-Added Features. E-LOAN's website is designed to offer prospective borrowers easy access to rate quotes, information about loan fulfillment and a variety of tools and services to help them understand their options and make the best choices for their personal situations. At the E-LOAN website, borrowers can:

For mortgages:

quickly search a database of over 50,000 loan products from 70 lenders; compare two or more loans along many characteristics; use a calculator to determine the size of the loan for which they will qualify; obtain a pre-approval letter; set up rate watch and monitoring accounts so that they can receive automatic notification when their desired rates become available; apply for loans online; track their loan applications through E-LOAN's unique E-Track service that monitors every stage of their loan application in real time.

For auto loans:

quickly obtain a rate quote;
apply for a loan online;
receive a credit decision in minutes;
track loan applications online;
receive overnight check drafts to take to dealers

For credit cards:

obtain instant online approval;
transfer existing balances to a new card online;
obtain 0% introductory APR for certain borrowers

For small business loans:

-   Apply online;

-   Obtain approvals in five minutes for loans up to $50,000;

-   Receive loan offers from multiple lending sources

High Level of Customer Service. E-LOAN is committed to providing a high level of customer service, as evidenced by referrals received from satisfied customers. Because customer service is a strategic priority, customers are surveyed on a regular basis and an award is presented to customer care specialists achieving the highest customer satisfaction standards. E-LOAN implements its customer service objectives by:

- Providing consumer resources through its information-rich website, which includes a comprehensive guide to various loan products;

- Working with mortgage and auto loan customers throughout the entire transaction process;

- Assigning a personal customer service representative to each borrower to serve as a single point of contact and support throughout the entire mortgage and auto loan process;

- Providing borrowers with a real time window into every stage of the lending process for mortgage and auto loans with secure online status accounts for customers.

Ongoing Mortgage Monitoring. E-LOAN enables customers to obtain information in order to make refinance decisions by continuously comparing their existing loan to new products available through E-LOAN and alerting them to opportunities to save money over the life of their loan. E-LOAN's monitoring algorithm takes into account the borrower's investment objectives, prospective hold period, risk profile and marginal tax rates. E-LOAN's capability promotes long-term relationships with its customers.

E-LOAN Strategy

E-LOAN's strategy is to be the leading internet-based provider of consumer loans and debt management services for consumers worldwide. Key elements of the E-LOAN strategy include:

Expand and Develop Consumer Debt Offerings. E-LOAN intends to offer a multi-lender selection of loan products in every major category of consumer debt. Currently, E-LOAN offers a wide range of fixed and adjustable mortgage loans from over 70 lenders. E-LOAN offers auto loans from Bank of America at competitive rates and plans to add other lenders' auto loan products. E-LOAN partners with Providian, a large national credit-card issuer, to offer the Aria brand credit card through the E-LOAN website. The Aria card offers a range of interest rate and payment options tailored to a borrower's financial profile. E-LOAN plans to seek out other competitive credit card providers to enhance consumer choice. E-LOAN partners with LiveCapital to offer small business loans from 25 lenders through the E-LOAN website. LiveCapital is the only company offering access to multiple small business lenders online. E-LOAN intends to continue to seek ways to enhance the number of lenders and product choices available for consumers seeking a broad selection, savings and customer service.

Expand Multi-Source Lending Capabilities. E-LOAN believes that its ability to satisfy customers' specific borrowing requirements by offering the most comprehensive selection of consumer debt products available online nationwide is one of its greatest competitive advantages. Accordingly, E-LOAN plans to continue to grow the number and variety of its products and intends to offer multi-lender sources across all product groups.

Use Technology to Bring Borrowers and Capital Markets Closer Together. E-LOAN intends to further streamline and automate consumer debt origination and underwriting processes in order to substantially eliminate the inefficiencies and unnecessary steps that separate the origination and underwriting processes from the capital markets. By continually incorporating and upgrading automated underwriting techniques and technologies, E-LOAN believes it will efficiently match borrowers with lenders, resulting in faster approval, lower pricing and reduced documentation.

Enhance Brand Awareness and Customer Loyalty. E-LOAN intends to become the first national multi-source lender with a widely recognized consumer brand name. E-LOAN uses both traditional and online marketing strategies to maximize customer awareness and enhance brand recognition. Traditional advertising efforts include a mix of radio, television and print campaigns aimed at building brand awareness nationwide for E-LOAN's combination of savings, selection and service. E-LOAN also partners with many leading online companies, including Yahoo!, E*Trade, CBSMarketwatch, AutoTrader.com, Kelley Blue Book, and Microsoft Carpoint to promote its mortgage and auto loan offerings. In addition, E-LOAN has a strategic partnership as the exclusive provider of online mortgage services to RE/MAX realty, a national real estate company, as part of its effort to increase its brand awareness among Realtors.

E-LOAN plans to continue to focus on promoting customer loyalty and maximizing the lifetime value of its customer relationships through the implementation of superior personalization features and the continuous enhancement of its customer service offerings.

Help Consumers Monitor and Manage Their Debt. E-LOAN recognizes that consumers can lower their overall cost of capital by managing their loans as a portfolio, much as they do their assets. E-LOAN intends to provide tools and services to help consumers create and manage these debt portfolios through personalized accounts within the E-LOAN online environment. E-LOAN believes that its role in providing these tools and services will help it form and maintain strong, ongoing relationships with borrowers that will prompt them to use E-LOAN to fulfill their future capital needs.

E-LOAN's debt management services currently include loan monitoring and rate alerts that provide customers with assistance in mortgage loan origination and refinancing decisions. We intend to further develop tools that help our customers identify optimal financing opportunities available through E-LOAN for all of their debt types in order to lower their overall cost of capital.

Expand Internationally. E-LOAN recognizes that consumers outside the United States can also benefit from the ability to access and compare a broad array of loan products as well as enjoy significant savings and high levels of customer service, E-LOAN has exported its solution for obtaining a loan to prospective borrowers in other countries by exchanging its technology and expertise for equity stakes in joint venture entities with strong local partners. These joint ventures have launched online operations for various types of consumer loans in the United Kingdom, Australia, Japan, France and Germany to take advantage of sizable consumer debt markets in these markets.

PRODUCTS AND SERVICES

E-LOAN is an online service that offers an array of consumer debt products. E-LOAN offers the consumer complete fulfillment of mortgage and auto loans from the point of online rate searching and application through the close of the loan and its sale on the secondary markets. E-LOAN also offers credit cards and small business loans in partnership with leading online providers of these products.

LOAN PRODUCTS. E-LOAN has relationships with over 70 lending sources eligible to quote product rates on the website. E-LOAN's website currently offers a complete range of first and second mortgage products and home equity lines of credit, auto loans for new and used cars, and partnerships with a leading provider of credit cards and a provider of small business loans from a variety of lenders.

RATE SEARCH. E-LOAN's database contains rates for over 50,000 mortgage products as well as rates for a variety of auto loans and is continuously updated. Prospective borrowers can quickly obtain customized rate quotes for a range of loan products. E-LOAN's search function features algorithms that identify the most competitive products available through E-LOAN based on individual borrower information.

E-TRACK. E-LOAN has developed a proprietary online tracking system, E-Track, in order to make the loan application process more open and convenient for consumers. E-Track allows borrowers to track the progress of their loan application as well as the amount of anticipated closing costs from preliminary estimates to final settlement. E-LOAN establishes an E-Track account for each mortgage and auto loan customer at the time an application is completed online. Each E-Track account is personalized and password-protected and contains important information, such as documentation requirements and deadlines, that pertain to the loan. All of this information is updated in real time as the loan application is processed.

INFORMATION FOR BORROWERS. E-LOAN's website hosts a rich array of information on the consumer lending process, including a description of the various loan types, articles about how to evaluate different loan products, a glossary of mortgage terms, information about the loan transaction process, and answers to frequently asked questions. Borrowers visiting the website can also click on a chat icon to immediately connect with a customer service representative through a dedicated browser window and receive answers instantly.

E-LOAN also provides additional products and services specific to the mortgage transaction, including:

LOAN COMPARISON: Borrowers can compare loans available through E-LOAN for differences in rates, points, prepayment penalties, interest rate costs over time, and for ARMS, life cap, index type, margin and periodic adjustments. Advanced comparison allows borrowers to take into account debt objectives, hold periods, return on other investments, and marginal tax rates.

LOAN RECOMMENDATIONS: To help borrowers find the most suitable loan among the broad array of available products, E-LOAN provides a recommendation feature. This feature consists of a brief questionnaire that enables borrowers to describe their investment objectives and prospective hold period, select an interest rate scenario and indicate the loan amount sought. E-LOAN's proprietary algorithm uses this information to deliver a set of suitable loan products available through E-LOAN. Borrowers can then adjust various parameters, such as the hold period or interest-rate scenario, to see how that recommendation might change.

RATE WATCH: The Rate Watch service allows prospective borrowers to input a target interest rate for the desired loan type. E-LOAN searches its database of over 50,000 mortgage loan products on a daily basis to determine if a product has become available that meets the borrower's criteria. If a suitable product is found, the borrower receives an email alert inviting him or her to visit E-LOAN's website and apply for the loan.

MORTGAGE MONITOR: The Mortgage Monitor service allows the prospective borrower to input the terms for an existing mortgage and immediately compare that loan to all other suitable products available through E-LOAN. In addition, the prospective borrower can choose to receive an email alert whenever a product becomes available that can beat the rate of his or her existing mortgage. All E-LOAN customers are automatically enrolled in the Mortgage Monitor service once their loan closes.

PRE-QUALIFICATION/PRE-APPROVAL SERVICES: E-LOAN assists prospective mortgage loan customers in making their home buying decisions by enabling them to determine the exact amount of the loan they are qualified to obtain through its online pre-qualification and pre-approval services.

REALTOR INFORMATION AND SERVICES: Realtors can use the E-LOAN website to help their clients calculate the loan amount they can afford, generate a pre-qualification letter or obtain a pre-approval before selecting a property, search for rates, and educate them on the mortgage process and terms. In addition, E-LOAN's website offers Realtors a free service allowing them to generate custom flyers to advertise their listings. Realtors can also help individual clients with loans in process by using E-Track Pro, a service that allows Realtors to track the progress of their clients' loan applications online, anytime, with their clients' permission.

RELOCATION INFORMATION AND SERVICES: E-LOAN offers a full array of specially discounted relocation products for qualifying relocation customers. These rates can be obtained through a search of a special relocation database accessible through E-LOAN's Relocation Center. E-LOAN has a dedicated team of customer service representatives specially trained in assisting relocating customers and their agents. E-Track Pro is also available to relocation consultants who wish to track their clients' loan in process in order to help them through the process.

MORTGAGE OPERATIONS

    E-LOAN is engaged in the mortgage loan origination business as a multi-source lender. E-LOAN originates, underwrites, funds and sells mortgage loans. Originations are funded either through lending partners or through E-LOAN's own warehouse lines of credit. E-LOAN's loan originations are principally prime credit quality first-lien mortgage loans secured by single family residences. E-LOAN also offers second mortgages and home equity lines of credit in many states. All loans are underwritten pursuant to standards established by E-LOAN and conform to the underwriting standards of the ultimate purchasers of the loans.

    E-LOAN's principal sources of income are loan origination fees, gains from the sale of loans, if any, and interest earned on mortgage loans during the period that they are held pending sale. Because E-LOAN's policy is to sell all loans that it originates, E-LOAN does not perform loan-servicing functions, and therefore, does not generate ongoing servicing revenues that are customarily earned by traditional mortgage lenders.

    In 46 states and the District of Columbia, E-LOAN is licensed as a mortgage bank and/or mortgage broker or is exempt from mortgage licensing requirements, and can fund all of the mortgage loans that it originates. E-LOAN licenses its mortgage loan origination systems and proprietary marks to NetB@nk to enable NetB@nk to fund mortgage loans under the E-LOAN brand in the remaining four states, Arizona, Delaware, New Jersey and New York.

    OBTAINING AN E-LOAN MORTGAGE LOAN. The loan origination process begins when the customer completes a loan application online through the E-LOAN website. Once the application is submitted, E-LOAN initiates a series of steps to efficiently underwrite and process the loan while providing a consistent level of customer service. Generally, within minutes of submitting an application (or hours for weekend applications), customers receive a phone call from an E-LOAN customer service representative welcoming them to E-LOAN, answering questions, verifying information in the application and telling them what to expect from the process. At the same time, a welcome package from E-LOAN is immediately sent in the mail, which is designed to further brand the E-LOAN experience, and that contains the necessary disclosure documents mandated by governmental authorities.

    An E-Track account is created at the time a loan application is received and serves as the customer's primary communication system with E-LOAN throughout the loan process. Customers are invited to visit their E-Track account frequently to review key steps in the loan process, receive updated information regarding their loan product, closing costs, an interest rate lock, and view the progress of their loan approval.

    Although the E-Track account is available 24 hours a day, seven days a week, E-LOAN believes that a more personalized touch from a customer service perspective is necessary to truly brand the E-LOAN experience and build customer loyalty. Therefore, assigned customer service representatives maintain telephone contact with borrowers throughout the loan process to communicate major events and answer questions. Customer service contact begins once the online application has been received, continues through approval and funding, and is available until loan monitoring account preferences have been established.

    Loan packages are pre-underwritten as soon as the information received in the online application has been verified through a telephone conversation with the borrower. All conforming loans are underwritten utilizing an automated system. Loans that do not immediately qualify for automated underwriting are underwritten using standard manual processes.

    As additional loan documentation is received, data provided by the customer at the time of initial origination is validated. Appraisals, credit reports, and title and survey documents are ordered and reviewed by the customer service representative, who is supported by a loan processor.

    Once the underwriting process is completed, customers are invited to request interest rate commitments for their selected loan through their E-Track accounts. E-LOAN then confirms that this request can be obtained from mortgage loan purchasers or lending sources. Once the requested rate has been confirmed, customers are notified and provided with all relevant product and execution conditions. E-LOAN offers customers the ability to request rate locks up to 11:30 PM on weekdays and generally confirms rate lock requests within minutes.

    Final loan approval is secured once all critical data elements have been validated and have been confirmed to satisfy the guidelines of the lending program sought by the borrower. If a borrower's loan does not satisfy lender guidelines, the designated customer service representative will research additional lenders for the customer. For more complex situations, customers will be referred to an E-LOAN loan specialist. If a product cannot be secured for the customer, the customer will receive a denial letter stating the reasons that a loan could not be obtained.

    After loans have been approved and all relevant conditions have been met, E-LOAN will either prepare or request preparation of loan documents to be signed by the borrower. The assigned customer service representative will work with the borrower to obtain the necessary signatures for funding and schedule the closing of the loan. Once the borrower has signed all documentation, the loan file is reviewed to identify any missing requirements. If complete, the loan is then funded and recorded as closed.

    A quality control review of E-LOAN sourced and funded loans is performed prior to forwarding the loan documentation to the final mortgage loan purchaser or its designated custodian. An accounting audit is also performed to reconcile settlement information provided by escrow/attorney settlement agents with E-LOAN's internal information. Loan documentation relating to closed loans is then shipped to the mortgage loan purchaser or its designated custodian, and documentation is maintained to satisfy regulatory and company record retention requirements.

    E-LOAN then establishes ongoing loan monitoring accounts for all closed loans to ensure that its customers remain in the most suitable loan products available through E-LOAN based on their specified personal financial requirements. E-LOAN also solicits customer feedback regarding the loan process to measure overall E-LOAN customer loyalty and to utilize in developing future product and service enhancements that are responsive to customer concerns.

    LOAN PRODUCTION. E-LOAN originates conventional mortgage loans (conforming and jumbo loans) and home equity lines of credit. Approximately 80% of the conventional loans originated are conforming loans, which are eligible for sale in programs sponsored by Fannie Mae or Freddie Mac. While E-LOAN does not currently sell directly to Fannie Mae or Freddie Mac, the conforming loans E-LOAN originates are ultimately eligible for sale in the secondary markets supported by these organizations.

    The remainder of the conventional loans are non-conforming loans. These include loans with an original balance in excess of $252,700 that otherwise meet all other Fannie Mae or Freddie Mac guidelines (jumbo loans), and other loans that do not meet those guidelines. As part of E-LOAN's multi-source lending activities, E-LOAN originates loans with balances of up to $2 million.

In 1999, a growing percentage of E-LOAN's loans were purchase loans, as shown in the table below:

                       Purchase vs. Refinance Closed Loans

                  1998     Q1 99     Q2 99     Q3 99     Q4 99
Purchase            5%        4%       18%       53%       63%
Refinance          95%       96%       82%       47%       37%


    E-LOAN offers the following categories of loan products:

    - long term adjustable rate mortgages;

    - intermediate term adjustable rate mortgages;

    - fixed rate mortgages;

    - balloons;

    - home equity lines of credit; and

    - no cost loans;

    - asset backed loans; and

    - interest-only loans.


    AUTOMATED UNDERWRITING. Automated underwriting (AU) contributes significantly to E-LOAN's goal of increasing the efficiency of multi-source lending by providing customers faster, more cost-efficient credit reviews and decisions. AU may further offer efficiency enhancements through reduced costs in property appraisals. In addition, E-LOAN believes customers also value the less onerous and time-consuming nature of AU relative to more traditional underwriting processes.

    E-LOAN is approved by Fannie Mae as an originator under Fannie Mae's Desktop Originator and Desktop Underwriter system (DU). DU helps automate the lending process for all conforming loans and loans aimed at low-and moderate-income borrowers. The goal of DU is to reduce the time and expense of property appraisals. The DU system is expected to enable E-LOAN to implement a comprehensive, integrated point-of-sale solution providing expedited loan decisions. E-LOAN is the largest exclusive online originator approved to use the DU system. E-LOAN also expects to implement additional AU systems, including Freddie Mac's Loan Prospector and GECMC's Good Decisions.

E-LOAN will continue to seek to enhance its AU capabilities and incorporate as many techniques and technologies as are warranted by its business needs and the needs of its major business partners.

    LOAN UNDERWRITING. E-LOAN's guidelines for underwriting conventional conforming loans comply with the underwriting criteria employed by Fannie Mae and/or Freddie Mac. E-LOAN's underwriting guidelines and property standards for all other conventional non-conforming loans are based on the underwriting standards employed by the secondary mortgage loan purchasers.

    E-LOAN considers the following general underwriting criteria in determining whether to approve a loan application:

    - employment and income;

    - credit history;

    - property value and characteristics;

    - borrower characteristics; and

    - available assets.

    SALE OF LOANS. E-LOAN sells all loans that it originates, on a loan by loan basis, along with the loan servicing rights. Substantially all prime credit quality first mortgage loans sold by E-LOAN are sold without recourse. Generally, E-LOAN sells its non-conforming conventional loan production to large buyers in the secondary market.

    E-LOAN minimizes its credit exposure on loans funded through its warehouse credit facilities by currently selling a majority of these loans within 20 days of funding. To facilitate the rapid sale of each loan, E-LOAN enters into a best-efforts commitment with the mortgage loan purchaser at the same time the customer's interest rate commitment is obtained. E-LOAN sells its loans on a best efforts basis, as opposed to a mandatory basis, in order to avoid the potential financial penalties associated with failing to deliver a loan to the mortgage loan purchaser under a mandatory commitment. With the interest rate risk limited by the commitments to sell originated loans, E-LOAN does not enter into any hedging transactions in order to offset the risk that a change in interest rates will result in a decrease in the value of E-LOAN's current mortgage loan inventory or its commitments to purchase or originate mortgage loans.

    FINANCING OF INTERNAL MORTGAGE FUNDING OPERATIONS. E-LOAN's principal financing requirements are associated with its internal loan funding activities. To satisfy these requirements, E-LOAN currently draws on warehouse credit facilities it has established with Greenwich Capital, Bank United and GE Capital. E-LOAN had committed and uncommitted funds available through its warehouse credit facilities and its agreement with Greenwich Capital aggregating approximately $290 million as of March 24, 2000.

    If E-LOAN continues to sell a majority of its internally funded mortgage loans within 20 days, the existing warehouse credit facilities, would enable E-LOAN to internally fund approximately $435 million in mortgage loans during each 30-day period.

    Our agreements with our warehouse lenders require us to comply with various operating and financial covenants. These covenants restrict our ability to:

    - sell any of our material assets or merge or consolidate with another company;

    - issue additional shares of common stock without their consent;

    - pay dividends on our outstanding shares of common stock; and

    - amend our Certificate of Incorporation or Bylaws.

    These covenants also require us to:

    - maintain a minimum tangible net worth;

    - limit the amount of debt we incur relative to our net worth; and

    - ensure that our current assets are equal to or greater than our current liabilities.

    E-LOAN intends to increase and diversify further its short-term funding capabilities and continue to identify and pursue alternative and supplementary methods to finance its operations through the public and private capital markets.

AUTO LOAN OPERATIONS

On September 17, 1999, E-LOAN acquired from Bank of America a subsidiary called Electronic Vehicle Remarketing, Inc., (EVRI), which operated the leading auto loan origination website, CarFinance.com. In September 1999, E-LOAN relaunched its website, having integrated the CarFinance.com product offerings so consumers could easily research home mortgages and auto loans by simply moving to different tabbed sections of the website. As a result of the acquisition, E-LOAN became the leading online provider of auto loans. Currently, E-LOAN acts primarily as a broker of auto loans, referring all approved loans to Bank of America for funding. In the first half of the year 2000, E-LOAN expects to fund auto loans using a warehouse line of credit and then sell them to auto loan purchasers in a manner similar to that which it employs for mortgage loan sales.

OBTAINING AN AUTO LOAN

The process of obtaining a car loan involves fewer steps than a mortgage and occurs at a much faster pace. The process begins when a customer searches for a rate, then completes a short, online application at the E-LOAN website. The application goes through an automated underwriting process that takes only minutes to complete.

If approved, a customer receives an email notification within two hours after submitting the application. At the time of approval, a check draft and two sets of sample loan documents are created (one for a used car and one for a new car), and delivered overnight to the customer. The customer then takes the check draft and documents to any franchised auto dealership and negotiates for a car of their choice, with the same leverage in the transaction as a cash purchaser brings to a dealer.

When the customer selects a vehicle, and the purchase price is finalized, the customer signs the draft and presents it to the dealer as payment, just like a check. The dealer is required to obtain a copy of the customer's driver's license as proof of identity and to forward this to E-LOAN. In addition, the dealer ensures that the title is filed properly with E-LOAN as the lien-holder and that the purchase agreement is faxed to E-LOAN. The dealer deposits the draft as a regular bank deposit. Upon notification that the draft has been presented for payment, E-LOAN has 72 hours to verify that all of the documentation has been received and is in order before honoring the draft. When the documents have been verified, the bank is notified to honor the draft and a copy of the final loan contract is delivered to the customer.

CUSTOMER SERVICE

E-LOAN devotes significant resources to providing personalized, timely customer service and support to minimize the potential uncertainty, anxiety and inconvenience of the loan process. By combining high-tech communications with highly personalized attention, E-LOAN believes it provides a level of customer service superior to that experienced in the traditional loan application process.

To help prospective customers understand the lending process, E-LOAN's website provides a rich assortment of information on how to choose the most suitable loan, descriptions of the various types of loan products, articles about buying and refinancing a home, tips on buying cars, a glossary of mortgage terms, information about the loan transaction process, and answers to frequently asked questions. Borrowers visiting the website can also click on a chat icon to immediately connect with a customer service representative through a dedicated browser window and receive answers instantly. Prospective customers may call E-LOAN's call center staff toll-free with questions seven days a week or email E-LOAN and receive prompt replies. To respond promptly to questions from Realtors, E-LOAN also maintains a toll-free Realtor hotline, also staffed seven days a week.

Once a mortgage application is submitted online, E-LOAN assigns the customer a customer service representative (CSR). The CSR becomes the customer's primary point of contact with E-LOAN, ensuring prompt and personalized attention. The CSR maintains regular email and phone communication with the borrower to answer questions, address any problems and generally facilitate closing the loan by coordinating with E-LOAN's underwriting and processing staff. After closing, E-LOAN surveys all borrowers to assess the quality of their experience both on the website and in terms of customer service.

Every online mortgage application also triggers the opening of a password-protected E-Track account. Using E-Track, customers can track the process of their loan applications online, at any time. Each event that occurs throughout the various stages of the loan process generates an automated email alert to the borrower. The information is also logged in E-Track so the borrower has a continuously updated record of all loan application developments.

TECHNOLOGY

E-LOAN's technology systems use a combination of its own proprietary technologies and commercially available, licensed technologies from industry leading providers, including Sun Microsystems, Cisco Systems and Oracle. E-LOAN's systems were designed around industry standard architecture to reduce downtime in the event of outages or catastrophic occurrences. Our systems provide availability 24 hours a day, seven days a week, and have capacity for a tenfold increase in activity before requiring additional hardware or support.

USER INTERFACE. The E-LOAN website is designed for fast downloads and compatibility with the most basic browsers. Pages are built with minimal graphics and do not require client-side plug-ins or Java to view.

LOAN APPLICATION AND TRACKING. When a customer applies for a loan online, the application data is stored in a file server. As additional information, including credit reports, appraisal details and financial documentation, is obtained throughout the loan process and added to the borrower's file, e-mails are automatically sent to the borrower and Realtor to inform them of the current status of the loan application. At the same time, the borrower's E-Track account is updated. Each day, E-LOAN sends thousands of automated e-mails and updates hundreds of E-Track accounts.

SECURITY. In order to safeguard borrowers' sensitive financial data, E-LOAN's systems provide the most secure online transaction capability available. Customer information sent via the website is encrypted using a Secure Socket Layer. The server is protected with industry leading firewall software. The website itself is locked down, with only two people authorized to change the content on the production server. E-Track is password-protected so that only the borrower may access the account. For an extra measure of protection, none of the borrower's credit or financial information is contained in the E-Track account. The file server containing borrower data is accessible only to authorized users within E-LOAN. There is no external access to this internal server via modem, even by E-LOAN employees.

SERVER HOSTING AND BACK-UP. E-LOAN's website system hardware is hosted at the Exodus facilities in Santa Clara, California and Jersey City, New Jersey, providing redundant communication lines and emergency power back-up. We have implemented load balancing systems and our own redundant servers to provide for fault tolerance. Scheduled maintenance takes place without taking the website offline.

MARKETING

E-LOAN's marketing strategy is to attract loan applicants to its website by promoting the E-LOAN brand as a byword for choice, selection, competitive pricing and service for consumer loans. E-LOAN relies on a variety of methods to promote its brand. By providing superior customer service, E-LOAN promotes online referrals from satisfied borrowers. Offline marketing campaigns featuring radio and TV advertising nationwide target the demographic segments with the highest propensity to utilize an online loan provider.

MORTGAGE MARKETING. Strategic partnerships with online financial websites, including Yahoo!, E*Trade and Wingspanbank.com drive applications through mortgage loan centers on those websites. E-LOAN's strategic partnership with LiveCapital, the provider of small business loans through the E-LOAN site, also includes a reciprocal set of links on the LiveCapital site to drive mortgage loan customers back to E-LOAN.

E-LOAN also has an exclusive partnership to provide mortgage loans through hrblock.com, the website of industry leading tax preparer H&R Block. E-LOAN has also partnered with RE/MAX Realty, the nation's second-largest real estate agency, to be its exclusive provider of mortgage solutions to its realtors nationwide. E-LOAN also engages in marketing activities at realtor and relocation trade shows and other events in the real estate industry in order to encourage Realtors and relocation consultants to refer homebuyers directly to our website.

AUTO MARKETING: Strategic partnerships with leading automotive sites, including Microsoft's CarPoint, Kelley Blue Book, AutoByTel, AutoTrader.com, and Bankrate.com, drive applications through auto loan centers on those websites. In addition. E-LOAN maintains an auto affiliate program with over 300 websites that provide access to E-LOAN's auto loans in exchange for a small fee per application.

LICENSING AND REGULATION OF MORTGAGE AND AUTO LOAN BUSINESS

In 46 states and the District of Columbia, E-LOAN is licensed as a mortgage lender and/or mortgage broker, or is exempt from mortgage licensing requirements, and can fund all of the mortgage loans that it originates. E-LOAN licenses its mortgage loan origination systems and proprietary marks to NetB@nk to enable NetB@nk to fund mortgage loans under the E-LOAN brand in the remaining four states, Arizona, Delaware, New Jersey and New York.

E-LOAN is filing applications for licenses to make and broker auto loans in states that require such licensing. E-LOAN is currently licensed to make and broker auto loans, or is exempt from auto loan licensing requirements, in 23 states.

The mortgage and auto loan businesses are highly regulated. In order to offer its mortgage and auto loan services, E-LOAN must comply with federal and state laws and regulations relating to licensing, advertising, loan disclosures and servicing, rate and fee limits, use of credit reports, notification of action taken on loan applications, discrimination, unfair and deceptive business practices, payment or receipt of kickbacks, referral fees or unearned fees in connection with the provision of real estate settlement services, and other requirements.

Current laws, and those enacted or interpreted to deal with Internet transactions and other aspects of E-LOAN's business, may be revised or interpreted in ways that adversely affect E-LOAN's business. Failure to comply with laws and regulations governing E-LOAN's business may result in revocation of lending or brokering authority, voiding of loans or security interests, rescission of loans, indemnity or loan repurchase obligations, class action lawsuits, administrative enforcement actions and civil and criminal liability. E-LOAN believes it is in substantial compliance with the laws applicable to E-LOAN's business, and has taken prudent steps to mitigate risks associated with offering loan services through the Internet.


COMPETITION

The market for the origination of consumer loans is rapidly evolving, both online and through traditional channels, and competition for borrowers is intense and is expected to increase significantly in the future. E-LOAN faces competition from offline mortgage brokers and auto dealers, who as a group provide the majority of mortgage and auto loans, respectively. In addition, E-LOAN competes directly with companies offering mortgage and auto loans over the Internet. Principal among these competitors are Intuit QuickenLoans, iOwn.com, LendingTree, Mortgage.com, PeopleFirst and Giggo.com. Traditional lenders, including Countrywide, Norwest, Wells Fargo and Bank of America, also provide access to their loan offerings over the Internet. Increased competition, particularly online competition, could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business. Further, we cannot assure you that E-LOAN's competitors and potential competitors will not develop services and products that are equal or superior to those of E-LOAN or that achieve greater market acceptance than its products and services.

E-LOAN believes that the primary competitive factors in creating a financial services resource on the Internet are functionality, brand recognition, customer loyalty, ease-of-use, quality of service, reliability and critical mass. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

    - longer operating histories;

    - greater name recognition;

    - larger, established customer bases; and

    - substantially greater financial, marketing, technical and other resources.

INTELLECTUAL PROPERTY

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

EMPLOYEES

As of December 31, 1999, E-LOAN employed 319 full-time employees, of whom 184 were in mortgage operations, 45 were in auto loan operations, 40 were in administration, 19 were in marketing and business development, and 31 were in engineering. As E-LOAN continues to grow and introduce more products, it expects to hire more personnel, particularly in the areas of mortgage and auto operations. None of E-LOAN's employees is represented by a labor union or is the subject of a collective bargaining agreement. E-LOAN believes that relations with its employees are good.

ITEM 2.  PROPERTIES

E-LOAN is headquartered in Dublin, California, where it leases approximately 68,000 square feet of space primarily in a single building where its mortgage operations and a portion of its auto loan operations take place. E-LOAN also holds a lease on approximately 24,000 square feet of office space in Jacksonville, Florida where most of the auto loan fulfillment activity takes place. The lease for E-LOAN's office space in Dublin expires in October 2003. The lease for E-LOAN's office space in Jacksonville expires in May 2005. E-LOAN currently anticipates that it will require additional space as more personnel are hired.

ITEM 3.  LEGAL PROCEEDINGS

On March 7, 2000, we reached a settlement with EduCap, Inc., a provider of educational loan services and financing for computer equipment for use in education, on a dispute concerning the use of the name "E-LOAN". All disputes between the companies have been resolved and all claims dismissed. The settlement resulted in a non-recurring charge of $400,000 for the fourth quarter of 1999.

On August 2, 1999, E-LOAN initiated a declaratory judgment action against EduCap, Inc., in the United States District Court for the Northern District of California. EduCap, a provider of educational loan services and financing for computer equipment for use in education, is the alleged owner of the trademark that is the subject of U.S. registration no. 2,166,332 for the mark THE E-LOAN. By its action, E-LOAN sought a declaratory judgment from the Court that E-LOAN has not engaged in unfair competition or infringed upon any trademark or other rights of EduCap in its use of the name or mark E-LOAN.

On October 1, 1999, EduCap initiated an action against E-LOAN in the United States District Court for the Eastern District of Virginia. In this action, EduCap alleged that E-LOAN's use of the name E-LOAN was wrongful, likely to cause consumer confusion, and infringed EduCap's alleged trademark THE E-LOAN. EduCap sought to recover damages and to enjoin E-LOAN from using the name and mark E-LOAN, or any other colorable imitation of the mark, in any way, including in E-LOAN's corporate name, in the address of its website, and in its advertising materials.

On October 5, 1999, EduCap filed a motion in the California action seeking to dismiss E-LOAN's action, or in the alternative, to have the case transferred to the United States District Court for the Eastern District of Virginia. E-LOAN successfully opposed the motion, and a trial date of April 12, 2000 was set in the California action. On December 16, 1999, E-LOAN amended its complaint to seek cancellation of EduCap's alleged mark THE E-LOAN. EduCap filed an answer and counterclaims in the California action (seeking essentially the same relief as it had sought in the Virginia proceeding). E-LOAN filed its reply to these counterclaims on January 18, 2000. After exchanging discovery, the parties settled the case on March 10, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) Our common stock has been quoted on the Nasdaq National Market under the symbol "EELN" since our initial public offering on June 28, 1999. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:


                                                                        High         Low
                                                                        ----         ---
               Fiscal 1999:
                     Second Quarter..................................   $51          $20
                     Third Quarter...................................   $74          $18
                     Fourth Quarter..................................   $30          $16

        On March 15, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $10.25 per share. We had approximately 170 holders of record of our common stock on that date.

        We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The covenants under our Loan and Security Agreement with Silicon Valley Bank prohibit us from paying cash dividends.

(b) On July 2, 1999, E-LOAN completed an initial public offering in which it sold 4,020,000 shares of its common stock and 5,000 shares were sold by a selling stockholder. The managing underwriters in the offering were Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC, DLJdirect Inc. and E*TRADE Securities, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-74945) that was declared effective by the Securities and Exchange Commission on June 28, 1999. All 4,025,000 shares of common stock registered under the Registration Statement were sold at a price of $14.00 per share for gross proceeds to E-LOAN of $56.2 million and gross proceeds to the selling stockholder of $70,000. Offering proceeds to E-LOAN, net of underwriter discounts, were approximately $52.3 million. Concurrent with the company's initial public offering, the company sold 960,061 shares of its common stock for $12.5 million in net proceeds in a private placement. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act") as a transaction not involving any public offerings.

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

ITEM 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is qualified by reference to the Financial Statements and Notes thereto appearing elsewhere in this document. The balance sheet data as of December 31, 1998 and 1999 and the income statement data for each of the three years in the period ended December 31, 1999 are derived from, and are qualified by reference to, the audited financial statements of E-LOAN included elsewhere in this document. The balance sheet data as of December 31, 1995 and 1996 and the income statement data for the year ended December 31, 1995 are derived from the unaudited financial statements of E-LOAN not included herein. The historical results are not necessarily indicative of results to be expected for any future period.

                                                    YEARS ENDED DECEMBER 31, 1999
                                  --------------------------------------------------------
                                   1995       1996        1997        1998         1999
                                  ------    -------     -------     --------     ---------
                               (UNAUDITED)
INCOME STATEMENT DATA:
Revenues ........................ $1,603    $   893     $ 1,043     $  6,832     $  22,097
Operating expenses:
   Operations ...................  1,368        903       1,319        8,257        22,779
   Sales and marketing ..........     --         --         470        5,704        30,286
   Technology ...................     --         --         102        1,346         3,595
   General and administrative ...    152         97         524        1,619         6,859
   Amortization of unearned
   compensation .................     --         --          --        1,251        23,116
   Amortization of goodwill .....     --         --          --           --        11,589
                                  ------    -------     -------     --------     ---------
    Total operating expenses ....  1,520      1,000       2,415       18,177        98,224
                                  ------    -------     -------     --------     ---------
      Loss from operations ......     83       (107)     (1,372)     (11,345)      (76,127)
Other income, net ...............     --         (3)         (2)         173         3,152
                                  ------    -------     -------     --------     ---------
Net income (loss) ............... $   83    $  (110)    $(1,374)    $(11,172)    $ (72,975)
                                  ======    =======     =======     ========     =========
    Net loss per share:
      Basic and diluted ......... $  .01    $ (0.01)    $ (0.12)    $  (0.98)    $   (2.75)
                                  ======    =======     =======     ========     =========

BALANCE SHEET DATA (AT END OF
   PERIOD):
Cash and cash equivalents ....... $   47    $     2     $ 4,218     $  9,141     $  37,748
Mortgage loans held-for-sale
   (pledged) ....................     --         --          --       42,154        35,140
Goodwill and intangible assets ..     --         --          --           --        67,878
Total assets ....................     81         40       4,680       55,523       152,967
Warehouse lines payable .........     --         --          --       41,046        33,115
Long term obligations ...........     --         --          --        1,290         2,525
Mandatorily redeemable
   convertible preferred stock ..     --         --       5,049       21,393            --
Total stockholders' equity
   (deficit) ....................     58        (52)       (966)     (11,184)      103,007

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT. THIS DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED BELOW UNDER "FACTORS AFFECTING FUTURE OPERATING RESULTS." THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE INFORMATION CONTAINED IN ANY FORWARD-LOOKING STATEMENT.

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

AUTO REVENUES

E-LOAN's auto revenues are derived from the brokering of auto loans. Auto brokerage revenues are primarily comprised of the mark-up to the lending partner's loan price. These revenues are recognized at the time a loan is closed. All loans were brokered to Bank of America in the quarter ended December 31, 1999. In the first half of the year 2000, E-LOAN expects to begin funding auto loans using a warehouse line of credit and then sell them to auto loan purchasers in a manner similar to its approach with mortgage loans.


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

QUARTERLY RESULTS

The following table sets forth the results of operations for E-LOAN on a quarterly basis and expressed as a percentage of total revenues:

                                                                     Three Months Ended
                                 -----------------------------------------------------------------------------------------------
                                 March 31,   June 30,   Sept. 30,    Dec. 31,    March 31,    June 30,     Sept. 30,    Dec. 31,
                                   1998        1998        1998        1998        1999         1999         1999        1999
                                 --------    --------    --------    --------    ---------    --------     ---------    --------
                                                                         (Unaudited)
Revenues                         $   527     $ 1,233     $ 2,051     $ 3,021     $  4,802     $  4,562     $  5,026     $  7,707
Operating expenses:
    Operations                       865       1,156       2,293       3,943        4,442        4,835        6,470        7,032
    Sales and marketing              524         890       2,191       2,099        3,698        7,574        9,362        9,652
    Technology                       174         393         304         475          529          749          972        1,345
    General and administrative       271         319         508         521          996        2,473        1,598        1,792
    Amortization of unearned
         compensation                 44         211         296         700        6,554        5,785        5,599        5,178
    Amortization of Goodwill          --          --          --          --           --           --        1,656        9,933
                                 -------     -------     -------     -------     --------     --------     --------     --------
    Total operating expenses       1,878       2,969       5,592       7,738       16,219       21,416       25,657       34,932
                                 -------     -------     -------     -------     --------     --------     --------     --------
Loss from operations              (1,351)     (1,736)     (3,541)     (4,717)     (11,417)     (16,854)     (20,631)     (27,225)
Other income (loss), net              20          29          26          98           36          (66)         387        2,795
                                 -------     -------     -------     -------     --------     --------     --------     --------
Net loss                         $(1,331)    $(1,707)    $(3,515)    $(4,619)    $(11,381)    $(16,920)    $(20,244)    $(24,430)
                                 =======     =======     =======     =======     ========     ========     ========     ========
As a percentage of revenues:
Revenues                             100%        100%        100%        100%         100%         100%         100%         100%
Operating expenses:
    Operations                       164%         94%        112%        131%          93%         106%         129%          91%
    Sales and marketing               99%         72%        107%         69%          77%         166%         186%         125%
    Technology                        33%         32%         15%         16%          11%          16%          19%          17%
    General and administrative        51%         26%         25%         17%          21%          54%          32%          23%
    Amortization of unearned
         compensation                  8%         17%         14%         23%         136%         127%         111%          67%
    Amortization of Goodwill           0%          0%          0%          0%           0%           0%          33%         129%
    Total operating expenses         356%        241%        273%        256%         338%         469%         510%         453%
Loss from operations                -256%       -141%       -173%       -156%        -238%        -369%        -410%        -353%
Other income (loss), net               4%          2%          1%          3%           1%         -1%            8%          36%
Net loss                            -253%       -138%       -171%       -153%        -237%        -371%        -403%        -317%
                                  ------      ------      ------      ------      -------     --------     --------     --------

REVENUES

Revenues increased sequentially each quarter throughout 1998 from $0.5 million to $3.0 million and increased throughout 1999 from $4.8 million to $7.7 million. A significant portion of these increases resulted from growth in the number of loans closed and the initiation of E-LOAN's mortgage loan origination and sale operations in June 1998. In addition, included in total revenue for the quarter ended December 31, 1999 is $2.4 million from closed auto loans, as a result of E-LOAN's acquisition of CarFinance.com on September 17, 1999. E-LOAN received approximately 3% of total revenues in the quarter ended December 31, 1999 from the establishment of an alliance with a leading credit card provider. E-LOAN has also formed alliances to offer home equity lines of credit, small business loans and to process subprime mortgage loans. E-LOAN's purchase mortgage loan business continues to increase as a percentage of its total loan business. Part of E-LOAN's strategy is to become less reliant on refinance loans, which are more sensitive to changes in interest rates. Historically, purchase mortgage loans industrywide have demonstrated growth through a number of economic cycles.

OPERATING EXPENSES

TOTAL OPERATING EXPENSES. Total operating expenses increased sequentially from the first quarter to the fourth quarter of 1998 from $1.9 million to $7.7 million and from the first quarter to the fourth quarter of 1999 from $16.2 million to $34.9 million. The quarterly increases in 1999 are primarily due to significant increases in compensation and benefits as a result of increased headcount, expanded advertising and promotional activities, amortization of unearned compensation related to stock options granted and the amortization of goodwill related to the acquisition of Carfinance.com in September 1999.

OPERATIONS. Operations expense is comprised of both fixed and variable expenses, including salaries, benefits and expenses associated with the brokering, origination and sale of mortgage and auto loans and interest expense paid by E-LOAN under the warehouse facilities it uses to fund mortgage loans held for sale. Operations expense increased sequentially from the first quarter to the fourth quarter of 1998 from $0.9 million to $3.9 million and increased from the first quarter to the fourth quarter of 1999 from $4.4 million to $7.0 million. E-LOAN has expanded its mortgage loan origination and sale business since inception in June 1998, which has resulted in a significant increase in interest expense due to an increase in the number of mortgage loans held for sale. Operations expense decreased as a percentage of revenues from 164% for the first quarter of 1998 to 91% for the fourth quarter of 1999. E-LOAN expects operations expenses to continue to be lower than revenue going forward as it further streamlines and automates the loan process and leverages its fixed costs over a growing loan volume.

SALES AND MARKETING. Sales and marketing expense is primarily comprised of expenses related to advertising, promotion and distribution partnerships and salaries, benefits and other expenses related to personnel. Sales and marketing expense increased from the first quarter to the fourth quarter of 1998 from $0.5 million to $2.1 million and increased sequentially from the first quarter to the fourth quarter of 1999 from $3.7 million to $9.7 million. Sales and marketing expense increased as a percentage of revenues from 99% for the first quarter of 1998 to 125% for the fourth quarter of 1999. Sales and marketing expense increased primarily due to a substantial increase in expenses for advertising, promotion and distribution partnerships beginning in the third quarter of 1998 and continuing through the twelve months ended December 31, 1999, and increases in compensation associated with additional headcount. E-LOAN intends to increase absolute dollar spending in sales and marketing activities in an effort to increase origination volume and increase overall brand awareness, however, the spending as a percentage of revenues is expected to decline.

TECHNOLOGY. Technology expense includes salary, benefits and consulting fees related to website development, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense increased from the first quarter to the fourth quarter of 1998, from $0.2 million to $0.5 million and increased sequentially from the first quarter to the fourth quarter of 1999, from $0.5 million to $1.3 million. Technology expense decreased as a percentage of revenues from 33% for the first quarter of 1998 to 17% for the fourth quarter of 1999. The absolute dollar increases were primarily the result of the growth in engineering and management information systems personnel to support the expansion of online operations. E-LOAN intends to moderately increase absolute dollar spending on technology in an effort to further improve the online loan origination process and implement new features and services to its website.

GENERAL AND ADMINISTRATIVE. General and administrative expense is primarily comprised of salary, benefits and professional services. General and administrative expense increased sequentially from the first quarter to the fourth quarter of 1998 from $0.3 million to $0.5 million and from the first quarter to the fourth quarter of 1999 from $1.0 million to $1.8 million. General and administrative expense decreased as a percentage of revenues from 51% for the first quarter of 1998 to 23% for the fourth quarter of 1999. General and administrative expense increased primarily due to the addition of general and administrative headcount and increased professional services fees. In addition, during the second quarter of 1999, E-LOAN recorded a $0.9 million non-cash charge in connection with its donation of 75,000 shares of common stock to a charitable foundation. General and administrative expenses are expected to stay relatively constant in the upcoming quarters.

AMORTIZATION OF UNEARNED COMPENSATION. Certain stock options granted in the years ended December 31, 1998 and 1999 have been considered to be compensatory. Additionally, an issuance of Series D preferred stock to an officer in 1999 has been considered to be compensatory. Unearned compensation associated with stock options for the years ended December 31, 1998 and 1999 amounted to $5.7 million and $44.3 million, respectively. Of these amounts $1.25 million and $23.1 million have been amortized for the years ended December 31, 1998 and 1999, respectively. The remainder will be amortized over the respective stock option vesting periods.

AMORTIZATION OF GOODWILL. Amortization of goodwill, which resulted from the acquisition of CarFinance.com in September of 1999, increased from $1.7 million to $9.9 million from the third quarter to the fourth quarter of 1999, respectively. E-Loan is amortizing the goodwill and acquired intangible assets on a straight-line basis over two years.

OTHER INCOME, NET. Other income, net, increased sequentially from the first quarter to the fourth quarter of 1998 from $20,000 to $98,000 and from the first quarter to the fourth quarter of 1999 from $36,000 to $3.2 million. In the fourth quarter of 1999, E-LOAN negotiated a settlement regarding one of its strategic alliance agreements and received a warrant to purchase 53,996 shares of the Company's Series D convertible preferred stock. E-LOAN recorded the warrant at fair value on the date the settlement was reached, and accordingly, E-LOAN recognized a one-time, non-cash gain of $2.9 million. In addition, E-Loan accrued for a one-time expense of $400,000 at December 31, 1999 related to an existing trademark dispute.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1999

        The following table sets forth the results of operations for E-LOAN and these results expressed as a percentage of total revenues:

                                                Years Ended
                                                December 31,
                                           ----------------------
                                             1998          1999
                                           --------      --------
        Revenues                           $  6,832      $ 22,097
        Operating expenses:
             Operations                       8,257        22,779
             Sales and marketing              5,704        30,286
             Technology                       1,346         3,595
             General and administrative       1,619         6,859
             Amortization of unearned
               stock-based compensation       1,251        23,116
             Amortization of goodwill            --        11,589
                                           --------      --------
             Total operating expenses        18,177        98,224
        Loss from operations                (11,345)      (76,127)
             Other income, net                  173         3,152
                                           --------      --------
        Net loss                           $(11,172)     $(72,975)
                                           ========      ========

        As a percentage of revenues:
        Revenues                                100%          100%
        Operating expenses:
             Operations                         121%          103%
             Sales and marketing                 83%          137%
             Technology                          20%           16%
             General and administrative          24%           31%
             Amortization of unearned
               stock-based compensation          18%          105%
             Amortization of goodwill             0%           52%
             Total operating expenses           266%          445%
        Loss from operations                   -166%         -345%
             Other income, net                    3%           14%
        Net loss                               -164%         -330%
                                           ========      ========

REVENUES

Revenues for the year ended December 31, 1999 increased $15.3 million from $6.8 million for the twelve months ended December 31, 1998 to $22.1 million for the twelve months ended December 31, 1999. This increase resulted primarily from the growth in the number of loans closed and the initiation of E-LOAN's mortgage loan origination and sale operations in June 1998. Included in the total revenue for the year ended December 31, 1999 is $2.9 million from closed auto loans, as a result of E-LOAN's acquisition of CarFinance.com on September 17, 1999. In addition, E-LOAN received approximately 3% of total revenues in the year ended December 31, 1999 from the establishment of an alliance with a leading credit card provider. E-LOAN has also formed alliances to offer home equity lines of credit and small business loans, and to process subprime mortgage loans.

OPERATING EXPENSES

TOTAL OPERATING EXPENSES. Total operating expenses increased $80.0 million from $18.2 million for the twelve months ended December 31, 1998 to $98.2 million for the twelve months ended December 31, 1999. The increase is primarily due to an overall increase in compensation and benefits as a result of increased headcount, an increase of $24.6 million in sales and marketing expenses, a $21.9 million increase in amortization of unearned compensation and an increase of $11.6 million in goodwill amortization related to the acquisition of Carfinance.com on September 17, 1999.

OPERATIONS. Operations expense increased $14.5 million from $8.3 million for the twelve months ended December 31, 1998 to $22.8 million for the twelve months ended December 31, 1999. Operations expense as a percentage of revenues decreased from 121% in 1998 to 103% in 1999. E-LOAN has expanded its mortgage loan origination and sale business since inception in June 1998, which has resulted in a significant increase in interest expense due to an increase in the number of mortgage loans held for sale. Operations headcount increased by 46 to 233 as of December 31, 1999 from 187 as of December 31, 1998. This increase was primarily due to the establishment of the Company's auto operations resulting from the acquisition of CarFinance.com on September 17, 1999. E-LOAN expects operations expense to increase in absolute dollars and intends to increase operations capacity in anticipation of an increase in the number of loans funded.

SALES AND MARKETING. Sales and marketing expense increased $24.6 million from $5.7 million for the twelve months ended December 31, 1998 to $30.3 million for the twelve months ended December 31, 1999. Sales and marketing as a percentage of revenues increased from 83% in 1998 to 137% in 1999. These increases were primarily attributable to a substantial increase in expenses for advertising, promotion and distribution partnerships beginning in the third quarter of 1998 and continuing through the twelve months ended December 31, 1999, and increases in compensation associated with additional headcount. Sales and marketing headcount increased by 11 to 17 as of December 31, 1999 from 6 as of December 31, 1998.

TECHNOLOGY. Technology expense increased $2.3 million from $1.3 million for the twelve months ended December 31, 1998 to $3.6 million for the twelve months ended December 31, 1999. Technology expense decreased as a percentage of revenues from 20% in 1998 to 16% in 1999. These absolute dollar increases were primarily the result of growth in engineering and management information systems personnel to support the expansion of online loan operations. Technology headcount increased by 15 to 31 as of December 31, 1999 from 16 as of December 31, 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $5.3 million from $1.6 million for the twelve months ended December 31, 1998 to $6.9 million for the twelve months ended December 31, 1999. General and administrative expense increased as a percentage of revenues from 24% in 1998 to 31% in 1999. The increase is primarily attributable to the addition of general and administrative headcount and increased professional services fees. General and administrative headcount increased by 24 to 41 as of December 31, 1999 from 17 as of December 31, 1998.

AMORTIZATION OF UNEARNED COMPENSATION. Amortization of unearned compensation increased from $1.3 million for the twelve months ended December 31, 1998 to $23.1 million for the twelve months ended December 31, 1999.

AMORTIZATION OF GOODWILL. The Company recorded $78.0 million in goodwill and $1.4 million of acquired intangible assets resulting from the acquisition of Carfinance.com on September 17, 1999, which will be amortized on a straight-line basis over a two-year period. As of December 31, 1999, the Company incurred an $11.6 million charge related to the amortization of goodwill and acquired intangible assets.

OTHER INCOME, NET. Other income, net, increased from $173,000 to $3.2 million from December 31, 1998 to 1999. The increase is primarily attributable to the one-time, non-cash gain in the amount of $2.9 million from the settlement of a strategic alliance agreement during the fourth quarter of 1999. In addition, E-Loan accrued for a one-time expense of $400,000 at December 31, 1999 related to an existing trademark dispute.

        COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1998

        The following table sets forth the results of operations for E-LOAN and these results expressed as a percentage of total revenues:

                                                Years Ended
                                                December 31,
                                           ----------------------
                                             1997          1998
                                           --------      --------
        Revenues                           $  1,043      $  6,832
        Operating expenses:
             Operations                       1,319         8,257
             Sales and marketing                470         5,704
             Technology                         102         1,346
             General and administrative         524         1,619
             Amortization of unearned
                 compensation                    --         1,251
                                           --------      --------
             Total operating expenses         2,415        18,177
        Loss from operations                 (1,372)      (11,345)
             Other income (loss), net            (2)          173
                                           --------      --------
        Net loss                           $ (1,374)     $(11,172)
                                           ========      ========

        As a percentage of revenues:
        Revenues                                100%          100%
        Operating expenses:
             Operations                         126%          121%
             Sales and marketing                 45%           83%
             Technology                          10%           20%
             General and administrative          50%           24%
             Amortization of unearned
                 compensation                     0%           18%
             Total operating expenses           231%          266%
        Loss from operations                   -132%         -166%
             Other income (loss), net             0%            3%
        Net loss                               -132%         -164%
                                           ========      ========

REVENUES

Revenues for the year ended December 31, 1998 increased $5.8 million to $6.8 million as compared to $1.0 million for the same period in 1997. This increase resulted primarily from growth in the number of mortgage loans closed and the initiation of E-LOAN's mortgage loan origination and sale operations in June 1998.

OPERATING EXPENSES

Total Operating Expenses. Total operating expenses increased $15.8 million to $18.2 million for the year ended December 31, 1998 as compared to $2.4 million in 1997. The increase is primarily due to a $6.5 million increase in compensation and benefits and a $4.8 million increase in sales and marketing expenses. Total headcount increased from 40 at December 31, 1997 to 224 at December 31, 1998. The sales and marketing increase is primarily related to the initiation of a major advertising campaign and increased costs related to third party distribution agreements.

OPERATIONS. Operations expense increased $7.0 million to $8.3 million for the year ended December 31, 1998 as compared to $1.3 million in 1997 and decreased as a percentage of revenues from 126% to 121% for the same period. The absolute dollar increase was attributable to an operations headcount increase to 187 as of December 31, 1998 from 27 as of December 31, 1997. This increase was primarily necessary to support the growth in E-LOAN's mortgage origination volume and to establish its mortgage loan origination and sale operations. The decrease as a percentage of revenues was primarily due to revenues growing much faster than operations expense.

SALES AND MARKETING. Sales and marketing expense increased $5.2 million to $5.7 million for 1998, as compared to $0.5 million for 1997 and increased as a percentage of revenues from 45% to 83% for the same period. These increases were primarily attributable to:

-   the initiation of a major advertising campaign in 1998;

-   increased costs related to third party distribution partnership agreements;
    and

-   the addition of sales and marketing personnel.

Sales and marketing headcount increased to 6 as of December 31, 1998 from 3 as of December 31, 1997.

TECHNOLOGY. Technology expense increased $1.2 million to $1.3 million for 1998, as compared to $0.1 million for 1997 and increased as a percentage of revenues from 10% to 20% for the same period. These increases were primarily the result of the growth in engineering and management information systems personnel to 14 as of December 31, 1998 from 2 as of December 31, 1997 to support the initiation of online loan operations in June 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $1.1 million to $1.6 million for 1998, as compared to $0.5 million for 1997 and decreased as a percentage of revenues from 50% to 24% for the same period. The absolute dollar increase is primarily attributable to:

-   the addition of general and administrative headcount;

- increase in rent and building expense resulting from the move into a new facility; and

- growth in depreciation and amortization expense on computer equipment and leasehold improvements.

General and administrative headcount increased to 15 as of December 31, 1998 from 8 as of December 31, 1997. The decrease as a percentage of revenues was primarily due to revenues growing much faster than general and administrative expense.

AMORTIZATION OF UNEARNED COMPENSATION. Amortization of unearned compensation increased from zero to $1.3 million for the year ended December 31, 1998.

        OTHER INCOME, NET. Other income, net, increased from an expense of $2,000 in 1997 to income of $173,000 for the year ended December 31, 1998. The increase is attributable to interest income on cash proceeds from sale of equity partially offset by interest expense on non-warehouse facility borrowings.

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

Net cash used in operating activities was ($50.4) million and ($27.8) million for the twelve months ended December 31, 1998 and 1999, respectively. Net cash used in operating activities was primarily due to an increase in net losses and an increase in mortgage loans held for sale.

Net cash used in investing activities was ($1.6) million and ($2.1) million for the twelve months ended December 31, 1998 and 1999, respectively. Net cash used in investing activities during these periods was primarily for the purchase of software, furniture and equipment and leasehold improvements.

Net cash provided by financing activities was $56.9 million and $58.5 million for the twelve months ended December 31, 1998 and 1999, respectively. Net cash provided in these periods was primarily from the net proceeds from the Company's initial public offering on July 2, 1999, notes payable, borrowings under E-LOAN's warehouse lines of credit and other credit facilities, partially offset by repayments of warehouse lines of credit and issuance costs related to the initial public offering.

As of December 31, 1999, the Company had cash and cash equivalents of $37.7 million and available operating credit lines of $1.5 million, which the Company believes is sufficient to fund operations for the next twelve months. During the next twelve months, it may be necessary to raise additional funds. However, there can be no assurance that the Company will be able to raise the additional funds on favorable terms. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be reduced.


                   FACTORS AFFECTING FUTURE OPERATING RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

WE HAVE A HISTORY OF LOSSES, WE EXPECT LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $11.2 million and $72.9 million for the years ended December 31, 1998 and December 31, 1999, respectively. As of December 31, 1999, our accumulated deficit was $85.6 million. Because we expect to continue to incur significant sales and marketing expenses and our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to achieve and maintain profitability. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

WE HAVE A LIMITED OPERATING HISTORY AND CONSEQUENTLY FACE SIGNIFICANT RISKS AND CHALLENGES IN BUILDING OUR BUSINESS

We were incorporated in August 1996, initiated our online mortgage operations in June 1997 and acquired our online auto operations in September 1999. Since we began our online mortgage operations, we have operated during only one downturn in the mortgage business, which occurred in 1999. We cannot assure you that we will be able to operate successfully if a more extensive sustained downturn occurs in the future. As a result of our limited operating history, our recent growth and our reporting responsibilities as a public company, we will need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our underwriting, accounting, finance, marketing, and operations departments.

OUR QUARTERLY FINANCIAL RESULTS ARE VULNERABLE TO SIGNIFICANT FLUCTUATIONS AND SEASONALITY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE

Due to rising interest rates and other factors, it is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. Certain months or quarters have historically experienced a greater volume of purchase money loan applications and funded loans. As a result, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our quarterly operating results.

INTEREST RATE FLUCTUATIONS COULD ADVERSELY AFFECT OUR BUSINESS IN SEVERAL WAYS, INCLUDING CUSTOMERS' INCENTIVE TO REFINANCE EXISTING MORTGAGE LOANS, OUR ABILITY TO SELL MORTGAGE LOANS IN THE SECONDARY MARKET AND OUR COSTS OF INTERNALLY FUNDED MORTGAGE LOANS

A significant percentage of our customers use our services to refinance existing mortgages and they are motivated to do so primarily when interest rates fall below the rates of their existing mortgages. In the event interest rates significantly increase, consumers' incentive to refinance will be greatly reduced and the number of loans that we originate could significantly decline.

OUR ABILITY TO ENGAGE IN PROFITABLE SECONDARY SALES OF LOANS MAY ALSO BE ADVERSELY AFFECTED BY INCREASES IN INTEREST RATES.

The mortgage loan purchase commitments we obtain are contingent upon our delivery of the relevant loans to the purchasers within specified periods. To the extent that we are unable to deliver the loans within the specified periods and interest rates increase during those periods, we may experience no gain or even a loss on the sale of these loans. In addition, any increase in interest rates will increase the cost of maintaining our warehouse and repurchase lines of credit on which we depend to fund the loans we originate. We currently do not use derivative financial instruments to hedge these risks and are therefore exposed to losses caused by fluctuations in interest rates. A sharp decrease in interest rates over a short period may cause customers who have interest rates on mortgages committed through E-LOAN to either delay closing their loans or refinance with another lender. If this occurs in significant numbers, it may have an adverse effect on our business or quarterly results of operations.

UNCERTAINTY WITH RESPECT TO THE TIME IT TAKES TO CLOSE MORTGAGE LOANS CAN LEAD TO UNPREDICTABLE REVENUE AND PROFITABILITY

The time between the date an application for a mortgage loan is received from a customer on our website and the date the loan closes can be lengthy and unpredictable. The loan application and approval process is often delayed due to factors over which we have little or no control, including the timing of the customer's decision to commit to an available interest rate, the close of escrow date for purchase loans, the timeliness of appraisals and the adequacy of the customer's own disclosure documentation. Purchase mortgage loans generally take longer to close than refinance loans as they are tied to the close of the property sale escrow date. This uncertain timetable can have a direct impact on our revenue and profitability for any given period. We may expend substantial funds and management resources supporting the loan completion process and never generate revenue from closed loans. Therefore, our results of operations for a particular period may be adversely affected if the mortgage loans applied for during that period do not close in a timely manner or at all.

WE HAVE RECENTLY EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS, AND IF WE ARE UNABLE TO MANAGE THIS GROWTH, OUR BUSINESS WILL BE ADVERSELY AFFECTED

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At December 31, 1997, we had 40 full-time employees, at December 31, 1998, we had 226 full-time employees and at December 31, 1999, we had 275 full-time employees.

IF ONLINE LENDING AND OUR SERVICE OFFERINGS DO NOT ACHIEVE WIDESPREAD CONSUMER ACCEPTANCE, OUR BUSINESS WILL BE ADVERSELY AFFECTED

Our success will depend in large part on widespread consumer acceptance of obtaining mortgages and auto loans online. The development of an online market for mortgage and auto loans has only recently begun, is rapidly evolving and likely will be characterized by an increasing number of market entrants. Our future growth, if any, will depend on the following critical factors:

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

We cannot assure you that the market for our services will develop, that our services will be adopted or that consumers will significantly increase their use of the Internet for obtaining mortgage or auto loans. If the online market for mortgage and auto loans fails to develop, or develops more slowly than expected, or if our services do not achieve widespread market acceptance, our business, results of operations and financial condition would be adversely affected.

THE LOSS OF ONE OR MORE OF OUR SIGNIFICANT DISTRIBUTION PARTNERS WOULD ADVERSELY AFFECT OUR BUSINESS

We rely on Internet distribution partners to direct a significant number of prospective customers to our website. If we lose any of our significant distribution partners, we will likely fail to meet our growth objectives, both in terms of additional borrowers and increased brand awareness. In the aggregate, approximately 22% of our closed mortgage loans were derived from the websites of our distribution partners during the year ended December 31, 1999 and the majority of auto loan applications have also been derived from the websites of distribution partners. Our agreements with our distribution partners are typically short-term, from one to three years in length, and can be terminated for any reason upon 30 to 60 days prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If any of these agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business would be adversely affected.

THE TERMINATION OF ONE OR MORE OF OUR MORTGAGE FUNDING SOURCES WOULD ADVERSELY AFFECT OUR BUSINESS

We depend on GE Capital Mortgage Services, Inc. and Bank United to finance our internal mortgage loan funding activities through the warehouse credit facilities provided by each of these lenders. We also depend on Greenwich Capital Financial Products, Inc. to finance portions of our mortgage loan inventory pending ultimate sale to mortgage loan purchasers. If either of our warehouse credit facilities becomes unavailable or our relationship with Greenwich Capital is terminated, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. In the past, we have had to obtain waivers from Greenwich Capital and GE Capital as a result of our failure to comply with covenants regarding the issuance of capital stock, excess asset purchases and the breach of financial ratios.

Our agreement with Greenwich Capital expires in May 2000, our agreement with GE Capital expires in September 2000 and our agreement with Bank United expires in April 2000. We are continually seeking to obtain additional warehouse lending resources, but we may not be successful in this regard.

WE ARE DEPENDENT ON ONE LENDING SOURCE FOR ALL OF OUR AUTO LOAN BUSINESS

Currently, all of our auto loans are funded through Bank of America pursuant to a Transition Services Agreement entered into in connection with our acquisition of Electronic Vehicle Remarketing, Inc. If Bank of America is unable to fund our auto loans, we may experience delays in processing loans or an inability to accept or process auto loan applications until we are able to secure a new source of funding. Additional sources of funding for our auto loans may not be available on favorable terms or at all.

IF WE DO NOT INCREASE THE NUMBER OF AUTO LOAN LENDERS WHO FUND THROUGH OUR SITE OUR AUTO LOAN BUSINESS WILL NOT GROW

To grow our auto loan business, we must broaden our offering of auto loans to a wide range of credit profiles. Currently, the underwriting criteria that Bank of America requires allows us to fund auto loans only for those applicants with high credit profiles. In order to fund auto loans for more of the applicants, we must increase the number of lenders who make their loan products available through our site. We cannot assure you that we will be able to enter into arrangements with other auto loan lenders on favorable terms or at all.

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

WE DEPEND ON OUR AGREEMENTS WITH THIRD PARTIES TO FUND MORTGAGE LOANS OR FULFILL LOAN TRANSACTION PROCESSING IN 5 STATES; IF THESE AGREEMENTS ARE TERMINATED, OUR BUSINESS COULD BE ADVERSELY AFFECTED

E-LOAN licenses its mortgage loan origination systems and proprietary marks to NetB@nk to enable NetB@nk to fund mortgage loans under the E-LOAN brand in four states, and has agreements with PHH Mortgage Services Corporation and Prism Mortgage Company relating to the fulfillment of all aspects of mortgage loan transaction processing following origination in one state. Each of these agreements may be terminated by either party upon 30 days prior written notice. The termination of any or all of these agreements could have a material adverse effect on our business.

THE LOSS OF OUR RELATIONSHIP WITH FANNIE MAE OR ANY OTHER SIGNIFICANT PROVIDER OF AUTOMATED UNDERWRITING WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

We depend on automated underwriting and other services offered by government sponsored and other mortgage investors, including Fannie Mae and Freddie Mac, to help ensure that our mortgage services can be offered efficiently and on a timely basis. We currently have an agreement with Fannie Mae that authorizes our use of their automated underwriting services and enables us to sell qualified first mortgages to Fannie Mae. We cannot assure you that we will remain in good standing with Fannie Mae or that Fannie Mae will not terminate our relationship. We expect to continue to process a significant portion of our conforming mortgage loans using the Fannie Mae system until we are able to obtain automated underwriting services from other providers. Our agreement with Fannie Mae can be terminated by either party. The termination of our agreement with Fannie Mae would adversely affect our business by reducing our ability to streamline the mortgage origination process. Additionally, we may not be able to successfully implement the automated underwriting services of Fannie Mae or other automated underwriting providers in a manner that will lead to substantial processing efficiencies.

WE WILL CONTINUE TO EXPAND INTO INTERNATIONAL MARKETS IN WHICH WE HAVE LIMITED EXPERIENCE

A key part of our strategy is to develop E-LOAN-branded online properties in international markets and we have, through joint ventures and subsidiaries, developed E-LOAN properties localized for over 4 other countries. To date, we have only limited experience in developing localized versions of our products and marketing and operating our products and services internationally and we rely on the efforts and abilities of our foreign business partners in such activities.

We believe that in light of substantial anticipated competition, we need to move quickly into international markets in order to effectively obtain market share. However, in a number of international markets, we face substantial competition from other online lenders that offer or may offer similar services. Many of these other online lenders have a dominant market share in their territories. Further, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online properties. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower in adoption of the Internet generally and as an advertising and commerce medium in particular.

In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level, including:

        trade barriers and unexpected changes in regulatory requirements;

        difficulties in staffing and managing foreign operations including, as a result of distance, language and cultural differences;

        longer payment cycles and currency exchange rate fluctuations;

        political instability and export restrictions;

        seasonal reductions in business activity;

        risks related to government regulation; and

        potentially adverse tax consequences.

We have operations in Japan, Europe, the United Kingdom, and Australia. One or more of the factors listed above could have a material adverse effect on our present or future international operations and, consequently, on our business.

WE MAY INCUR LOSSES ON LOANS IF WE BREACH REPRESENTATIONS OR WARRANTIES TO MORTGAGE LOAN PURCHASERS

In connection with the sale of mortgage loans, we make customary representations and warranties to mortgage loan purchasers relating to, among other things, compliance with laws and origination practices. In the event we breach any of these representations and warranties, we may be required to repurchase or substitute these mortgage loans and bear any subsequent losses on the repurchased loans. We may also be required to indemnify mortgage loan purchasers for these losses and claims with respect to mortgage loans for which there was a breach of representations and warranties. In addition, many of our agreements with mortgage loan purchasers prohibit our solicitation of borrowers with respect to the refinancing of loans we originate and sell. The mortgage loan purchasers under these agreements may construe our continuing mortgage monitoring service as violating these non-solicitation provisions, in which case they may elect to terminate their agreements with us or may seek recovery from us for damages sustained by them. Many of our agreements with mortgage loan purchasers prohibit us from refinancing mortgage loans for specified time periods, unless we pay penalties to the mortgage loan purchasers or obtain their consent. These agreements also require us to return any premiums paid by a mortgage loan purchaser if the mortgage loans purchased are prepaid in full during periods of up to 12 months following the date the mortgage loan is purchased.

THE CONSUMER LENDING INDUSTRY IS INTENSELY COMPETITIVE, AND IF WE FAIL TO SUCCESSFULLY COMPETE IN THIS INDUSTRY, OUR MARKET SHARE AND BUSINESS WILL BE ADVERSELY AFFECTED

To compete successfully, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance and expand our services, as well as our sales and marketing channels. Increased competition, particularly online competition, could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business. We may not be able to compete successfully in our market environment and our failure to do so could have an adverse effect on our business, results of operations and financial condition. See "Business--Competition".

IF WE FAIL TO COMPLY WITH THE NUMEROUS LAWS AND REGULATIONS THAT GOVERN OUR INDUSTRY, OUR BUSINESS COULD BE ADVERSELY AFFECTED

Our business must comply with extensive and complex rules and regulations of, and licensing and examination by, various federal, state and local government authorities. These rules impose obligations and restrictions on our auto business and our residential loan brokering and lending activities. In particular, these rules limit the mortgage broker fees, interest rates, finance charges and other fees we may assess, require extensive disclosure to our customers, prohibit discrimination and impose on us multiple qualification and licensing obligations. We may not always have been and may not always be in compliance with these requirements. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, voiding of loan contracts or security interests, indemnification liability or the obligation to repurchase mortgage loans sold to mortgage loan purchasers, rescission of mortgage loans, class action lawsuits, administrative enforcement actions and civil and criminal liability. See "Business--Licensing and Regulation of Mortgage and Auto Loan Business".

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, AND COULD DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

In September, 1999, we acquired Electronic Vehicle Remarketing, Inc., and we may acquire or make investments in other complementary businesses, technologies, services or products in the future. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. In the past, we have had discussions with companies regarding our acquiring, or investing in, their businesses, products, services, or technologies and we expect to have additional discussions in the future. If we acquire a company, we could have difficulty in assimilating that company's personnel, operations, technology, and software. In addition, the key personnel of the acquired company may decide not to work for us. We could also have difficulty in integrating the acquired products, services or technologies into our operations and we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS OR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE EFFECT ON OUR BUSINESS

Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly co-founders Chris Larsen, Chief Executive Officer, and Janina Pawlowski, Chairman of the Board of Directors as well as Joseph Kennedy, President and Chief Operating Officer, and Robert Ferber, Senior Vice President of Auto Operations. Ms. Pawlowski, a licensed real estate broker, is responsible for all of our mortgage activities in California and two other states. If Ms. Pawlowski were to terminate her relationship with us for any reason, we would not be able to conduct mortgage business in these states until a replacement is found. The loss of the services of Mr. Larsen, Ms. Pawlowski, Mr. Kennedy, Mr. Ferber or other key employees, would also likely have an adverse effect on our business, results of operations and financial condition. We have not entered into employment agreements with any of our executives, except Mr. Kennedy and Mr. Ferber, and we do not maintain "key person" life insurance for any of our personnel.

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

OUR BUSINESS WILL BE IMPAIRED IF CONSUMERS DO NOT CONTINUE TO USE THE INTERNET

Our business will be adversely affected if Internet usage does not continue to grow, particularly by home and auto buyers. A number of factors may inhibit Internet usage by consumers, including inadequate network infrastructure, security concerns, inconsistent quality of service, and lack of availability of cost-effective, high-speed service. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, many websites have experienced service interruptions as a result of outages and other delays occurring throughout the Internet infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as the usage of our website, could grow more slowly or decline.

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO EXPAND AND PROMOTE OUR BRAND RECOGNITION

Establishing and maintaining our brand is critical to attracting and expanding our customer base, solidifying our business relationships and successfully implementing our business strategy. We cannot assure you that our brand will be positively accepted by the market or that our reputation will be strong. Promotion and enhancement of our brand will also depend, in part, on our success in providing a high-quality customer experience. We cannot assure you that we will be successful in achieving this goal. To date, we are aware of numerous customer complaints regarding the quality of our service. If these complaints persist, they may significantly damage our reputation and offset the efforts we make in promoting and enhancing our brand and could have an adverse effect on our business, results of operations and financial condition. If visitors to our website do not perceive our existing services to be of high quality or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be diluted, thereby decreasing the attractiveness of our service to potential customers.

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

ANY FAILURES OF, OR CAPACITY CONSTRAINTS IN, OUR SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD ADVERSELY AFFECT OUR BUSINESS

Our communications hardware and certain of our other computer hardware operations are located at the facilities of Exodus Communications, Inc. in Santa Clara, California and Jersey City, New Jersey. Our auto financing hardware and certain other computer hardware operations are located at the facilities of Bank of America in Charlotte, North Carolina. The hardware for our internal loan and product database, as well as our loan processing operations is maintained in our Dublin, California facility. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our website. Our business could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

ANY OUTAGES, DELAYS OR OTHER DIFFICULTIES EXPERIENCED BY THE INTERNET SERVICE PROVIDERS, ONLINE SERVICE PROVIDERS OR OTHER WEBSITE OPERATORS ON WHICH OUR USERS DEPEND COULD ADVERSELY AFFECT OR BUSINESS

Our website has in the past and may in the future experience slower response times or decreased traffic for a variety of reasons. In addition, our users depend on Internet service providers, online service providers and other website operators for access to our websites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Additionally, the Internet infrastructure may not be able to support continued growth in its use. Any of these problems could adversely affect our business.

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

Trademarks and other proprietary rights are important to our success and our competitive position. Although we seek to protect our trademarks and other proprietary rights through a variety of means, we cannot assure you that the actions we have taken are adequate to protect these rights. We may also license content from third parties in the future and it is possible that we could face infringement actions based upon the content licensed from these third parties. Trademark or propriety rights claims against us, regardless of their merit, could result in costly litigation and the diversion of our financial resources and technical and management personnel. Further, if any of these claims are proved valid, through litigation or otherwise, we may be required to change our trademarks and pay financial damages, which could adversely affect our business.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    E-LOAN originates mortgage loans and manages the market risk related to these loans by pre-selling them on a best efforts basis to the anticipated purchaser at the same time that E-LOAN establishes the borrowers' interest rates. If E-LOAN can process loans within the applicable purchasers' commitment timeframes E-LOAN had no interest rate risk exposure on the loans. However, if E-LOAN cannot process the loan within this timeframe and interest rates increase, E-LOAN may experience a reduced gain of may even incur a loss on the sale of the loan.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Report of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements with the independent public accountants on accounting and financial disclosure.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF E-LOAN

        The information required by this Item 10 regarding directors of E-Loan is incorporated into this item by reference to the information set forth under "Election of Directors" and "Further Information Concerning the Board of Directors" in E-Loan's definitive Proxy Statement (the "2000 Proxy statement") to be filed with the Securities and Exchange Commission and relating to its Annual Meeting of Stockholders to be held on May 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 regarding compensation of E-Loan's directors ad executive officers is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K) to the 2000 Proxy Statement sections "Further Information Concerning the Board of Directors--Director Compensation" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 regarding beneficial ownership of our common stock by certain beneficial owners and by management of E-Loan is incorporated into this Item by reference to the 2000 Proxy Statement section "Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 regarding certain relationships and related transactions with management of E-Loan is incorporated into this item by reference to the 2000 Proxy Statement sections "Further Information Concerning the Board of Directors" and "Executive Compensation."

                                    Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. The following financial statements of E-Loan, Inc. and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 1999:

     Financial Statements                              Page
     Report of Independent Accountants ................F-2
     Balance Sheets ...................................F-3
     Statements of Operations..........................F-4
     Statement of Stockholders' Equity (Deficit) ......F-5
     Statements of Cash Flows .........................F-6
     Notes to Consolidated Financial Statements .......F-7

          2. Financial Statement Schedules

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          3. The Exhibits filed as part of this Report are listed in the Index to Exhibits.

     (b) Reports on Form 8-K. E-Loan filed one report on Form 8-K and one report on form 8-K/A during the fourth quarter of 1999, as follows:

          1. Current Report on Form 8-K filed October 1, 1999 for the purpose of reporting under item 2 thereof the acquisition of Electronic Vehicle Remarketing, Inc.

          2. Current Report on Form 8-K/A filed November 30, 1999 for the purpose of filing the financial statement related to the acquisition of Electronic Vehicle Remarketing, Inc.

     (c) Exhibits. See Index to Exhibits.

     (d) Financial Statement Schedules. See Item 14(a)(2) above.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   E-LOAN, Inc.
                                                   a Delaware corporation



                                                   By:
                                                       -------------------------
                                                       Chris Larsen, CEO

        Dated: March 30, 2000

                               POWER OF ATTORNEY

        Each person whose signature appears below hereby constitutes and appoints Chris Larsen and Frank Siskowski, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                           TITLE                               DATE
        ---------                           -----                               ----

                          Chief Executive Officer and Director             March 30, 2000
------------------------  (Principal Executive Officer)
Chris A. Larsen

                          President and Chief Operating Officer            March 30, 2000
------------------------
Joe Kennedy

                          Chairman of the Board                            March 30, 2000
------------------------
Janina D. Pawlowski

                          Chief Financial Officer                          March 30, 2000
------------------------  (Principal Financial and Accounting Officer)
Frank M. Siskowski

                          Director                                         March 30, 2000
------------------------
Ira M. Ehrenpreis

                          Director                                         March 30, 2000
------------------------
Robert C. Kagle

                          Director                                         March 30, 2000
------------------------
Tim Koogle

                          Director                                         March 30, 2000
------------------------
Wade Randlett

                                  E-LOAN, INC.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants ......................................  F-2

Balance Sheets .........................................................  F-3

Statements of Operations ...............................................  F-4

Statements of Stockholders' Equity (Deficit) ...........................  F-5

Statements of Cash Flows ...............................................  F-6

Notes to Financial Statements ..........................................  F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of E-Loan, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of E-Loan, Inc. (the Company) at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating, the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP
-----------------------------------
PricewaterhouseCoopers LLP
San Francisco, California
March 10, 2000

E-LOAN, INC.
BALANCE SHEETS
DECEMBER 31, 1998 AND 1999
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                                                   1998           1999
                                                                                                 ---------      ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                                    $   9,141      $  37,748
    Mortgage loans held-for-sale                                                                    42,154         35,140
    Accounts receivable, net                                                                           411            723
    Prepaids and other current assets                                                                  720          5,739
                                                                                                 ---------      ---------
           Total current assets                                                                     52,426         79,350
Furniture and equipment, net                                                                         2,366          4,053
Deposits and other assets                                                                              731          1,686
Goodwill and intangible assets                                                                          --         67,878
                                                                                                 ---------      ---------
           Total assets                                                                          $  55,523      $ 152,967
                                                                                                 =========      =========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
    STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Warehouse lines payable                                                                      $  41,046      $  33,115
    Accounts payable, accrued expenses and other current liabilities                                 2,655         12,901
    Capital lease obligation, current portion                                                          253            252
    Notes payable, current portion                                                                      71          1,167
                                                                                                 ---------      ---------
           Total current liabilities                                                                44,025         47,435
Capital lease obligations, long term                                                                   719            483
Notes payable, long term                                                                               570          2,042
                                                                                                 ---------      ---------
           Total liabilities                                                                        45,314         49,960
                                                                                                 ---------      ---------
Mandatorily redeemable convertible preferred stock:
    Series C, 4,467,912 and 0 shares authorized; 4,069,936 and 0 shares issued and outstanding at December 31, 1998 and December 31, 1999 (aggregate liquidation preference $5,245,702 and $0 at December 31, 1998
      and December 31, 1999)                                                                         5,526             --
    Series C-1, 4,467,912 and 0 shares authorized; 0 shares issued and oustanding
      (liquidation preference $1.22852 per share)                                                       --             --
    Series D,  1,950,000 and 0 shares authorized; 1,662,529 and 0 shares issued and outstanding at December 31, 1998 and December 31, 1999 (aggregate liquidation
      preference $15,400,006 and $0 at December 31, 1998 and December 31, 1999)                     15,867             --
                                                                                                 ---------      ---------
Commitments and contingencies (Note 14):
Stockholders' equity (deficit):
    Preferred Stock:
      0 and 5,000,000 par value $0.001 shares authorized; 0 shares issued and outstanding at            --             --
        December 31, 1998 and December 31, 1999
    Convertible preferred stock:
      Series A, 428,635 and 0 shares authorized; 428,635 and 0 shares issued and outstanding at December 31, 1998 and December 31, 1999 (aggregate liquidation preference $94,300 and $0 at December 31, 1998
        and December 31, 1999)                                                                          91             --
      Series B, 450,708 and 0 shares authorized; 430,207 and 0 shares issued and outstanding at December 31, 1998 and December 31, 1999 (aggregate liquidation
        preference $412,999 and $0 at December 31, 1998 and December 31, 1999)                         411             --
    Common stock, 50,000,000 and 70,000,000 $0.001 par value shares authorized at
      December 31, 1998 and December 31, 1999; 12,524,010 and 41,679,243 shares
      issued and outstanding at December 31, 1998 and December 31, 1999                                 13             42
Less:  subscription receivable                                                                          (4)            (4)
Unearned compensation                                                                               (4,477)       (21,195)
Additional paid-in capital                                                                           5,381        209,738
Accumulated deficit                                                                                (12,599)       (85,574)
                                                                                                 ---------      ---------
           Total stockholders' equity (deficit)                                                    (11,184)       103,007
                                                                                                 ---------      ---------
           Total liabilities, mandatorily redeemable convertible preferred
             stock and stockholders' equity (deficit)                                            $  55,523      $ 152,967
                                                                                                 =========      =========


   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                             1997              1998              1999
                                                          ------------      ------------      ------------
Revenues (Note 11)                                        $      1,043      $      6,832      $     22,097

Operating expenses:
    Operations                                                   1,319             8,257            22,779
    Sales and marketing                                            470             5,704            30,286
    Technology                                                     102             1,346             3,595
    General and administrative                                     524             1,619             6,859
    Amortization of unearned stock-based compensation               --             1,251            23,116
    Amortization of goodwill                                        --                --            11,589
                                                          ------------      ------------      ------------

           Total operating expenses                              2,415            18,177            98,224
                                                          ------------      ------------      ------------

Loss from operations                                            (1,372)          (11,345)          (76,127)

Other income, net                                                   (2)              173             3,152
                                                          ------------      ------------      ------------

Net loss                                                  $     (1,374)     $    (11,172)     $    (72,975)
                                                          ============      ============      ============

Net loss attributable to common stockholders              $     (1,415)     $    (12,185)     $    (74,017)
                                                          ============      ============      ============

Net loss per share: (Note 2)

    Basic and diluted                                     $      (0.12)     $      (0.98)     $      (2.75)
                                                          ============      ============      ============

    Weighted-average shares - basic and diluted             12,262,032        12,400,284        26,900,863
                                                          ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                      ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                    SERIES A                       SERIES B
                                                PREFERRED STOCK                 PREFERRED STOCK                COMMON STOCK
                                              SHARES         AMOUNT         SHARES         AMOUNT         SHARES        AMOUNT
                                            ----------     ----------     ----------     ----------     ----------    ----------
Balance at December 31, 1996                        --     $       --             --     $       --     12,255,000    $       12
Series A preferred stock issued
    for cash, net of issuance costs of
    $3 @ $0.22 per share in June 1997          428,635             91
Series B preferred stock issued
    for cash, net of issuance costs of
    $2 @ $0.96 per share in
    December 1997                                                            430,207            411
Accretion for preferred stock Series C
Net loss
                                            ----------     ----------     ----------     ----------     ----------    ----------
Balance at December 31, 1997                   428,635     $       91        430,207     $      411     12,255,000    $       12
Common Stock issued for cash                                                                               136,488             1
Common Stock issued for cash upon
    exercise of stock options                                                                              132,522            --
Accretion for preferred stock Series C
Accretion for preferred stock Series D
Issuance of warrants for capital lease
Issuance of warrants in relation to
    marketing agreements
Issuance of stock options for services
    rendered
Unearned stock-based compensation
Net loss
                                            ----------     ----------     ----------     ----------     ----------    ----------
Balance at December 31, 1998                   428,635     $       91        430,207     $      411     12,524,010    $       13
Common Stock issued for cash upon
    exercise of stock options                                                                              687,763             1
Accretion for preferred stock Series C
Accretion for preferred stock Series D
Charitable Contribution                                                                                     75,000
Issuance of warrant in relation to
    warehouse line
Issuance of stock options for consulting
    services rendered
Proceeds from Initial Public Offering
    and private placement, net of
    issuance costs of $2,281                                                                             4,980,061             5
Conversion of preferred stock                 (428,635)           (91)      (430,207)          (411)    20,493,921            20
Issuance of common stock in
    connection with acquisition                                                                          2,879,997             3
Obtained warrant and non-cash gain
    from settlement of dispute
Issuance of common stock through ESPP                                                                       38,491            --
Unearned stock-based compensation
Net loss
                                            ----------     ----------     ----------     ----------     ----------    ----------
Balance at December 31, 1999                        --     $       --             --     $       --     41,679,243    $       42
                                            ==========     ==========     ==========     ==========     ==========    ==========

                                                            UNEARNED
                                               SUB-        STOCK-BASED    ADDITIONAL      ACCUMU-          TOTAL
                                            SCRIPTION        COMPEN-       PAID-IN         LATED       STOCKHOLDERS'
                                            RECEIVABLE       SATION        CAPITAL        DEFICIT         DEFICIT
                                            ----------     -----------    ----------     ----------    -------------
Balance at December 31, 1996                $       (4)    $       --     $       (8)    $      (53)    $      (53)
Series A preferred stock issued
    for cash, net of issuance costs of
    $3 @ $0.22 per share in June 1997                                                                           91
Series B preferred stock issued
    for cash, net of issuance costs of
    $2 @ $0.96 per share in
    December 1997                                                                                              411
Accretion for preferred stock Series C                                           (41)                          (41)
Net loss                                                                                     (1,374)        (1,374)
                                            ----------     ----------     ----------     ----------     ----------
Balance at December 31, 1997                $       (4)    $       --     $      (49)    $   (1,427)    $     (966)
Common Stock issued for cash                                                      19                            20
Common Stock issued for cash upon
    exercise of stock options                                                      3                             3
Accretion for preferred stock Series C                                          (500)                         (500)
Accretion for preferred stock Series D                                          (513)                         (513)
Issuance of warrants for capital lease                                            29                            29
Issuance of warrants in relation to
    marketing agreements                                                         640                           640
Issuance of stock options for services
    rendered                                                                      24                            24
Unearned stock-based compensation                              (4,477)         5,728                         1,251
Net loss                                                                                    (11,172)       (11,172)
                                            ----------     ----------     ----------     ----------     ----------
Balance at December 31, 1998                $       (4)    $   (4,477)    $    5,381     $  (12,599)    $  (11,184)
Common Stock issued for cash upon
    exercise of stock options                                                    207                           208
Accretion for preferred stock Series C                                          (260)                         (260)
Accretion for preferred stock Series D                                          (782)                         (782)
Charitable Contribution                                                          900                           900
Issuance of warrant in relation to
    warehouse line                                                               290                           290
Issuance of stock options for consulting
    services rendered                                                            198                           198
Proceeds from Initial Public Offering
    and private placement, net of
    issuance costs of $2,281                                                  62,552                        62,557
Conversion of preferred stock                                                 23,767                        23,285
Issuance of common stock in
    connection with acquisition                                               80,274                        80,277
Obtained warrant and non-cash gain
    from settlement of dispute                                                (3,081)                       (3,081)
Issuance of common stock through ESPP                                            458                           458
Unearned stock-based compensation                             (16,718)        39,834                        23,116
Net loss                                                                                    (72,975)       (72,975)
                                            ----------     ----------     ----------     ----------     ----------
Balance at December 31, 1999                $       (4)    $  (21,195)    $  209,738     $  (85,574)    $  103,007
                                            ==========     ==========     ==========     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
($ IN THOUSANDS)
--------------------------------------------------------------------------------

                                                            1997             1998             1999
                                                         -----------      -----------      -----------
Cash flows from operating activities:
    Net loss                                             $    (1,374)     $   (11,172)     $   (72,975)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Amortization of unearned compensation                       --            1,251           23,116
      Charitable contribution of common stock                     --               --              900
      Non-cash gain on settlement of dispute                      --               --           (2,891)
      Amortization of goodwill and intangible assets              --               --           11,589
      Depreciation and amortization of fixed assets                7              513            1,188
      Loss on disposal of furniture and equipment                 37               41               --
      Changes in operating assets and liabilities:
        Accounts receivable                                      (31)            (377)            (308)
        Net change in mortgage loans held for sale                --          (42,154)           7,014
        Prepaids, deposits and other assets                     (277)            (642)          (5,665)
        Accounts payable, accrued expenses and
           other payables                                        475            2,136           10,227
                                                         -----------      -----------      -----------
           Net cash used in operating activities              (1,163)         (50,404)         (27,805)
                                                         -----------      -----------      -----------

Cash flows from investing activities:
    Purchase of furniture and equipment                         (161)          (1,609)          (2,874)
    Net cash received in connection with acquisition
      of CarFinance.com                                                                            813
                                                         -----------      -----------      -----------
           Cash used in investing activities                    (161)          (1,609)          (2,061)
                                                         -----------      -----------      -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net                   --               23           62,765
    Payments on obligations under capital leases                  --              (27)            (236)
    Proceeds from notes payable                                   32              642            7,859
    Payments on notes payable                                     --              (79)          (5,291)
    Common stock issued in connection with the
      Employee Stock Purchase Plan                                --               --              458
    Proceeds from warehouse lines payable                         --          241,242        1,095,860
    Repayments of warehouse lines payable                         --         (200,196)      (1,103,791)
    Proceeds from issuance of preferred stock, net             5,510           15,331              849
                                                         -----------      -----------      -----------
           Net cash provided by financing activities           5,542           56,936           58,473
                                                         -----------      -----------      -----------

Net increase in cash                                           4,218            4,923           28,607

Cash and cash equivalents, beginning of period                    --            4,218            9,141
                                                         -----------      -----------      -----------

Cash and cash equivalents, end of period                 $     4,218      $     9,141      $    37,748
                                                         ===========      ===========      ===========

Supplemental cash flow information:
    Cash paid for interest                               $         7      $       589      $     5,335
                                                         ===========      ===========      ===========

Noncash investing and financing activities:
    Furniture and equipment under capital leases         $        --      $       999      $        --
    Acquisition of CarFinance.com for Common Stock                --               --           80,277
                                                         -----------      -----------      -----------
                                                         $        --      $       999      $    80,277
                                                         ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.  THE COMPANY

    E-LOAN, Inc. (the "Company") was incorporated on August 26, 1996 and began marketing its services in June 1997. Prior to that date, the Company conducted business through a predecessor company, Palo Alto Funding Group ("PAFG") which was established in 1992 as a mortgage broker. The stockholders of PAFG and the Company were the same and on December 18, 1997, PAFG merged with the Company. The transaction was accounted for in a manner similar to a pooling of interests and, as a result, the accompanying financial statements represent the combined balance sheets and results of operations of the Company and PAFG.

    The Company is a provider of first and second mortgage loans, home equity loans, auto loans, small business loans and credit card referrals. The Company operates as a single operating segment.

    The Company completed its initial public offering of 4,020,000 shares of its common stock on June 28, 1999, raising $52.3 million, net of underwriting discount. Concurrently, the Company sold 960,061 shares of its common stock for $12.5 million, net of underwriting discount, in a private placement to Forum Holdings, Inc., an investment subsidiary of Group Arnault. The net proceeds of $62.5 million were received on July 2, 1999. Simultaneous to the closing of the initial public offering, all the convertible preferred stock and mandatorily redeemable convertible preferred stock were automatically converted into an aggregate of 20,493,921 shares of common stock.

    On September 17, 1999, the Company acquired Electronic Vehicle Remarketing, Inc. ("CarFinance.com"), a leading provider of online auto loans. Under the terms of the agreement, the Company issued 2,879,997 shares of common stock to five investors. As a result of the acquisition, the Company recorded $78.0 million in goodwill and $1.4 million of acquired intangible assets, which will be amortized on a straight-line basis over a two-year period. This acquisition was accounted for as a purchase transaction.

    The following is a proforma summary of the unaudited consolidated statement of operations of the Company for the years ended December 31, 1998 and 1999, assuming the above acquisition had taken place as of January 1, 1998 and 1999:

                                                      DECEMBER 31,
                                               -------------------------
                                                  1998           1999
                                               -----------    -----------
                                               (in thousands, except per
                                                     share amounts)
                                                      (Unaudited)
Revenues                                       $     8,648    $    26,037
Net loss                                           (52,292)      (101,821)
Net loss per share:
     Basic and diluted                               (1.74)         (2.56)
                                               ===========    ===========
Weighted average number of shares               30,033,119     39,765,030
                                               ===========    ===========

    RECLASSIFICATION

    Certain amounts in the fiscal 1998 financial statements have been reclassified to conform to the 1999 presentation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase to be cash equivalents. Both cash equivalents and short term investments are considered available-for-sale securities and are carried at amortized cost, which approximates fair value. The following summarizes cash and cash equivalents at December 31, 1998 and 1999:

                                      DECEMBER 31,
                                ------------------------
                                  1998            1999
                                --------        --------
                                    ($ IN THOUSANDS)
        Cash                    $  9,141        $  4,651

        Commercial paper              --          33,097
                                --------        --------
                                $  9,141        $ 37,748
                                ========        ========

        MORTGAGE LOANS HELD-FOR-SALE

        Mortgage loans held-for-sale consists of residential property mortgages having maturities up to 30 years. Pursuant to the mortgage terms, the borrowers have pledged the underlying real estate as collateral for the loans. It is the Company's practice to sell these loans to mortgage loan purchasers shortly after they are funded. Mortgage loans held-for-sale are recorded at the lower of cost or aggregate market value. Cost generally consists of loan principal balance adjusted for net deferred fees and costs. No valuation adjustment was required at December 31, 1998 or 1999.

        FURNITURE AND EQUIPMENT

        Furniture and equipment, including furniture and equipment under capital leases, are recorded at cost and depreciated using the straight-line method over their useful lives, which is generally three years for computers and five years for furniture and fixtures. Assets under capital leases are depreciated over the shorter of the useful life of the asset or the term of the lease. Leasehold improvements are amortized over the remaining life of the lease. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

        In 1999, the Company adopted SOP 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that the Company expense computer software costs as they are incurred in the preliminary project stage. Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are generally amortized over three years on a straight-line basis. As of December 31, 1999, the Company had capitalized approximately $1.1 million in software development costs.

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        GOODWILL AND INTANGIBLE ASSETS

        The Company recorded $78.0 million in goodwill and $1.4 million of acquired intangible assets resulting from the acquisition of Carfinance.com on September 17, 1999, which will be amortized on a straight-line basis over a two-year period. As of December 31, 1999, the Company incurred a $11.6 million charge related to the amortization of goodwill and acquired intangible assets.

        IMPAIRMENT OF LONG-LIVED ASSETS

        The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. There was no impairment necessary in the Company's financial statements for the years ended December 31, 1998 and 1999.

        EQUITY INVESTMENTS

        The Company accounts for investments in entities where its ownership interest is between 20% and 50% under the equity method. These investments are recorded in deposits and other assets and the Company's proportionate share of income or loss is included in other income, net.

        REVENUE

            GAIN ON SALE OF LOANS AND BROKERAGE FEES

            Gain on sale of loans includes gains or losses determined by loan sales proceeds less the carrying value of the loans sold. Origination fees, net of certain direct origination costs, are deferred and recognized when the loan is sold. The carrying value of the loan is adjusted for the deferred origination fees and costs. Gain on sale of loans is recognized at the time of settlement with the mortgage loan purchaser.

            Brokerage fees represent compensation earned for the processing of mortgage and auto loan applications for third party lenders. The Company does not take title to the mortgages or autos and the funding for these customers is provided by third party lenders. The fees for providing these services are recognized at such time as the loans are funded by the third party lender.

            INTEREST INCOME ON LOANS

            Interest income on loans is accrued as earned. Loans are placed on non-accrual status when any portion of principal or interest is ninety days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        REVENUE RELATING TO MARKETING SERVICES CONTRACTS

        The Company receives non-refundable up-front fees and on-going pay for performance fees for providing marketing services to other financial services companies. The up-front fees are deferred and recognized as revenue on a straight-line basis over the expected term of the contract.

        ADVERTISING EXPENSE

        Advertising expense related to various media content advertising such as television, radio and print are charged to operating expenses as incurred. These costs include the cost of production as well as the cost of any air time.

        INCOME TAXES

        The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The provision for income tax expense represents taxes payable for the current period, plus the net change in deferred tax assets and liabilities.

        STOCK-BASED COMPENSATION

        The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provision of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the excess of the estimated fair value of the Company's stock over the exercise price, if any, on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18.

        NET LOSS PER SHARE

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

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                                 YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------------
                                                        1997              1998              1999
                                                    ------------      ------------      ------------
                                                                    ($ IN THOUSANDS)
    Numerator:
        Net loss                                    $     (1,374)     $    (11,172)     $    (72,975)
        Accretion of Series C and D mandatorily
          redeemable convertible preferred
          stock to redemption value                          (41)           (1,013)           (1,042)
                                                    ------------      ------------      ------------

            Net loss available to common
               stockholders                         $     (1,415)     $    (12,185)     $    (74,017)
                                                    ============      ============      ============

    Denominator:
        Weighted average common shares
          basic and diluted                           12,262,032        12,400,284        26,900,863
                                                    ------------      ------------      ------------

    Net loss per share:
        Basic and diluted                           $      (0.12)     $      (0.98)     $      (2.75)
                                                    ------------      ------------      ------------

    COMPREHENSIVE INCOME

    The Company adopted SFAS No. 130, Reporting Comprehensive Income, during 1998. The Company classifies items of "other comprehensive income" by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

3.  MORTGAGE LOANS HELD-FOR-SALE

    The inventory of mortgage loans consists primarily of first trust deed mortgages on residential properties located throughout the United States. As of December 31, 1998 and 1999, the Company had net mortgage loans held-for-sale of $42,154,000 and $35,140,000, all of which are on accrual basis. All mortgage loans held-for-sale are pledged as collateral for borrowings at December 31, 1998 and 1999 (see Note 7).

4.  SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

    Cash totaling $9,141,000 and $4,651,000 at December 31, 1998 and 1999, is
    held by two federally insured financial institutions and exceed existing federal deposit insurance coverage limits at each institution. Commercial paper totaling $33,097,000 at December 31, 1999 is deposited with two high credit quality financial institutions and has original maturities of three months or less. Additionally, approximately 67% and 39% of all mortgage loans sold during the years ended December 31, 1998 and 1999 were sold to one mortgage loan purchaser and all auto loans were brokered to one lender.

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



5.  FURNITURE AND EQUIPMENT

    Furniture and equipment are recorded at cost and consist of the following:

                                                       DECEMBER 31,
                                                  ----------------------
                                                    1998          1999
                                                  --------      --------
                                                     ($ IN THOUSANDS)
    Computer equipment and software               $    930      $  3,408
    Furniture and fixtures                             647           871
    Equipment under capital leases                     999           999
    Leasehold improvements                             145           317
                                                  --------      --------

                                                     2,721         5,595
    Accumulated depreciation and amortization         (355)       (1,542)
                                                  --------      --------

                                                  $  2,366      $  4,053
                                                  ========      ========

    Depreciation and amortization expense for the years ended December 31, 1998 and 1999 was $347,000 and $1,188,000 respectively.

    As of December 31, 1998 and 1999, respectively, the accumulated amortization for equipment under capital leases was $203,000 and $518,000. All equipment under capital lease serves as collateral for the related lease obligation (see Note 14).

6.  INCOME TAXES

    There was no benefit for income taxes for the years ended December 31, 1997, 1998 and 1999 due to the Company's inability to recognize the benefit of net operating losses. At December 31, 1999 the Company had net operating loss carryforwards of approximately $45.7 million for federal purposes and $19.3 for state tax purposes. The federal carryforwards expire in the years 2011 through 2019. For federal and state tax purposes, a portion of the Company's net operating loss may be subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    The primary components of temporary differences, which give rise to deferred taxes are as follows:

                                                   YEARS ENDED DECEMBER 31,
                                              ------------------------------------
                                                1997          1998          1999
                                              --------      --------      --------
                                                       ($ IN THOUSANDS)
    Deferred tax assets:
        Net operating loss carryforwards      $    442      $  4,193      $ 16,660
        Other                                       79           228         1,258
                                              --------      --------      --------

               Total deferred tax  assets          521         4,421        17,918

    Valuation allowance                           (521)       (4,421)      (17,918)
                                              --------      --------      --------

                                              $     --      $     --      $     --
                                              ========      ========      ========

    Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets at December 31, 1997, 1998 and 1999. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

7.  WAREHOUSE LINES PAYABLE

    As of December 31, 1999, the Company had a warehouse line of credit for borrowings of up to $50 million for interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on the commercial paper rate of the lender plus various percentage rates. Borrowings are collateralized by the mortgage loans held-for-sale. The committed line of credit expires on September 30, 2000. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. At December 31, 1998 and 1999 approximately $15.0 million and $31.7 million was outstanding under this line, respectively. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. The Company was in compliance with these covenants at December 31, 1999. Two of the Company's founding stockholders have provided guarantees for the Company's obligations under this line of credit.

    The Company has an agreement to finance up to $200 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors. Of this amount, $100 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on these funds is 95 basis points (.95%) over LIBOR. The line expires May 20, 2000. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. At December 31, 1998 approximately $26.1 million was outstanding under this financial commitment. At December 31, 1999 there were no outstanding amounts. This agreement includes various non-financial negative and affirmative covenants. The Company was in compliance with these convenants at December 31, 1999.

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    On January 15, 1999, the Company entered into a warehouse line of credit agreement for borrowings of up to $40 million for interim financing of mortgage loans. The interest rate charged on these funds is 185 basis points (1.85%) over the Monthly Average LIBOR. The line of credit expires on April 2, 2000. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. At December 31, 1999, there were no outstanding amounts on this line. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. The Company was in compliance with these covenants at December 31, 1999.

8.  NOTES PAYABLE

    In December 1998, the Company entered into two credit facilities in the aggregate principal amount of $5 million for working capital and equipment financing, both of which have an interest rate of prime plus 0.50%. At December 31, 1999, $3.2 million was outstanding under these two credit facilities. These credit facilities require the Company to meet various financial covenants. The Company was in compliance with these covenants at December 31, 1999.

9.  STOCKHOLDERS' (DEFICIT) AND MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
    STOCK

        COMMON, CONVERTIBLE PREFERRED, AND PREFERRED STOCK

        At December 31, 1998 and 1999, the Company was authorized to issue 50,000,000 shares and 70,000,000 shares of common stock and 11,765,167 and 5,000,000 shares of preferred stock, respectively. As of December 31, 1998, the Company designated 428,635 shares of the authorized preferred stock as Series A convertible preferred stock, 450,708 shares as Series B convertible preferred stock, 4,467,912 shares as Series C convertible preferred stock, 4,467,912 shares as Series C-1 convertible preferred stock and 1,950,000 shares as Series D convertible preferred stock. As of December 31, 1999 the 5,000,000 shares of preferred stock are undesignated. On June 28, 1999, the Company completed its initial public offering, upon which all outstanding convertible preferred shares automatically converted into 20,493,921 shares of common stock.

        Terms relating to the convertible preferred stock were as follows:

        REDEMPTION

        Series A and B convertible preferred stock were not redeemable.

        The Series C and C-1 convertible preferred stock were redeemable at any time after December 17, 2001 at the request of no less than 66.67% of the then outstanding Series C and C-1 stockholders. The redemption price was equal to $1.22852 per share plus 10% per annum on the amount payable plus all declared but unpaid dividends. The redemption amounts were payable in three annual installments.

        The Series D convertible preferred stock was redeemable at any time after September 4, 2002 at the request of no less than 66.67% of the then outstanding Series D stockholders and subject to the consent of a majority of the Series C and C-1 convertible preferred stockholders. The redemption price was equal to $9.263 per share plus 10% per annum on

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        the amount payable plus all declared unpaid dividends. The redemption amounts were payable in three annual installments.

        LIQUIDATION PREFERENCE

        In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of convertible preferred stock retained liquidation preference over common stockholders. The liquidation amounts were $0.22 per share of Series A, $0.96 per share of Series B, $1.22852 per share of Series C, $1.22852 per share of Series C-1, and $9.263 per share of Series D convertible preferred stock.

        The remaining assets and funds of the Company available for distribution would have been distributed ratably among all holders of Series C, Series C-1, and Series D convertible preferred stock and common stock pro rata based on the number of shares of common stock held by each holder (assuming conversion of all Series C, Series C-1, and Series D convertible preferred stock) until, with respect to holders of Series C and Series C-1, such holders would have received an aggregate of $3.6855 per shares and the holders of Series D convertible preferred stock have received an aggregate of $13.89 per share. Any remaining assets would have been distributed among the holders of common stock on a pro rata basis.

        VOTING RIGHTS

        Holders of convertible preferred stock were entitled to vote together with holders of common stock. The number of votes granted to convertible preferred shareholders was to equal the number of full shares of common stock into which each share of convertible preferred stock could be converted as described in the Company's Articles of Incorporation. Special voting rights were provided to Series C, C-1, and D convertible preferred stockholders for the election of Board of Director members.

        CONVERSION

        At the option of the holder, each share of convertible preferred stock was convertible at any time into shares of common stock as determined by dividing the Issuance Price by the Conversion Price. The Issuance Price and Conversion Price for the convertible preferred stock were as follows: $0.22 per share and $0.07333 per share for Series A; $0.96 per share and $0.32 per share for Series B; $1.22852 per share and $0.40951 per share for Series C; $1.22852 per share and $0.40951 per share for Series C-1; and $9.26 per share and $3.0867 per share for Series D, respectively. The Conversion Price for each series of convertible preferred stock was subject to adjustment as described in the Company's Articles of Incorporation. Additionally, Series C convertible preferred stock would have been automatically converted to Series C-1 convertible preferred stock in the event such holders of Series C convertible preferred stock did not exercise their right of first refusal as was set forth in the restated investors' rights agreement.

        DIVIDENDS

        Holders of convertible preferred stock were entitled to receive, when and if declared by the Board of Directors, dividends at the rate of $0.02 per share of Series A, $0.096 per share of Series B, $0.122852 per share of Series C, $0.122852 per share of Series C-1 and $0.926 per share of Series D, respectively, per year, payable in preference to any payment of any dividend on common stock. After such dividend payment, any additional dividends declared were to be payable entirely to the holders of Series C and Series C-1 convertible preferred stock and common stock on a pro rata basis. The dividends were non-cumulative.

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        As of December 31, 1998 and 1999 no dividends were declared on any series of the Company's preferred stock.

        WARRANTS

        In March 1998, the Company issued warrants to purchase up to 15,000 shares of Series C convertible preferred stock at an exercise price of $2.00 per share to a lender in connection with a capital lease. In connection with two separate strategic alliance agreements, the Company issued warrants to purchase 200,000 shares of Series C convertible preferred stock at an exercise price of $2.40 per share in March 1998 and 53,996 shares of Series D convertible preferred stock at an exercise price of $9.26 per share in September 1998. In May 1999, the Company issued a warrant to purchase 75,000 shares of common stock at an exercise price of $13.33 per share to a lender in connection with a warehouse agreement.

        As of December 31, 1998, no warrants had been exercised. In January 1999, the warrant for Series C convertible preferred stock was exercised. These shares converted into 600,000 shares of common stock upon the Company's initial public offering on June 28, 1999.

10. EMPLOYEE BENEFIT PLANS

        401(k) SAVINGS PLAN

        The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees on the United States payroll of the Company age 21 years or older are eligible to participate in the 401(k) Plan.

        STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

        As of December 31, 1999, the Company had reserved up to 10,500,000 shares of common stock issuable upon exercise of options issued to certain employees, directors, and consultants pursuant to the Company's 1997 Stock Option Plan. Such options were exercisable at prices established at the date of grant, and have a term of ten years. Each optionee had a vested interest in 25% of the option shares upon the optionee's completion of one year of service measured from the grant date. The balance will vest in equal successive monthly installments of 1/48 upon the optionee's completion of each of the next 36 months of service. If an option holder ceases to be employed by the Company, vested options held at the date of termination may be exercised within three months. Options under the plan may be either Incentive Stock Options, as defined under Section 422 of the Internal Revenue Code, or Nonstatutory Options. During the years ended December 31, 1997, 1998 and 1999, 1,835,649, 3,084,627 and 4,961,910 options had been granted and
        864,351, 621,630 and 2,304,101 options were still available for grant under the Company's stock option plan. There were no options granted in 1996.

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        Options granted during the years ended December 31, 1997, 1998 and 1999 resulted in unearned compensation of $0, $5.7 million and $38.2 million, respectively. The amounts recorded represented the difference between the exercise price and the deemed fair value of the Company's common stock for shares subject to the options granted. The amortization of deferred compensation is being charged to operations over the four-year vesting period of the options. For the years ended December 31, 1997, 1998 and 1999, the amortization of unearned compensation related to stock options was $0, $1,251,000 and $21,567,000.

        In February 1999, the Company sold 40,000 shares of Series D convertible and mandatorily redeemable convertible preferred stock at a price of $9.26 per share for aggregate proceeds of $371,000 to an Officer of the Company in connection with his employment by the Company. This price was below the deemed fair market value of the common stock and resulted in a compensation charge in the amount of $1,549,600 which was equal to the difference between the deemed fair market value of the Series D convertible preferred stock and the price paid for these shares.

        In March 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") under which 1,500,000 shares of common stock were reserved for issuance. Employees who participate in the Purchase Plan may have up to 15% of their earnings withheld and used to purchase shares of common stock on specified dates as determined by the Board. The price of common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock, at the commencement date or the ending date of each 24-month offering period. Each offering period includes four six-month purchase periods. No compensation expense is recorded in connection with this plan.

        Sales under the Purchase Plan for the year ending December 31, 1999 were 38,491 shares of Common Stock at a price of $11.90 each. As of December 31, 1999, 1,461,509 shares of the Company's Common Stock are reserved and available for issuance under this plan.

        The following information concerning the Company's stock option plan and employee stock purchase plan was provided in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As permitted by SFAS 123, the Company accounted for such plans in accordance with APB No. 25 and related interpretations. The fair value of each stock option was estimated on the date of grant using the minimum value and fair value option-pricing model with the following weighted average assumptions.

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                       YEARS ENDED DECEMBER 31,
                                                 ------------------------------------
                                                   1997          1998          1999
                                                 --------      --------      --------
        Stock option plan:
            Expected stock price volatility          0.00%         0.00%        80.00%(1)
            Risk-free interest rate                  5.00%         5.00%         6.54%
            Expected life of options (years)            5             5             5

        Stock purchase plan:
            Expected stock price volatility          0.00%         0.00%        80.00%
            Risk-free interest rate                  0.00%         0.00%         6.54%
            Expected life of options (years)           --            --             2

        (1) Prior to the Company's initial public offering on June 28, 1999, the fair value of each option grant was determined using the Minimum Value Method using a zero volatility. Subsequent to the offering, the fair value was determined using the Black-Scholes Model.

        As a result of the above assumptions, the weighted average fair value of options granted during the years ending December 31, 1997, 1998 and 1999 was $0.22, $2.02, and $5.20, respectively. The weighted average fair value of stock purchased during the three years ending December 31, 1997, 1998 and 1999 was $0.00, $0.00, and $8.42, respectively.

        The following pro forma net income (loss) information has been prepared as if the Company had followed the provisions of SFAS No. 123:

                                        YEARS ENDED DECEMBER 31,
                                ------------------------------------------
                                   1997            1998            1999
                                ----------      ----------      ----------
                                             ($ IN THOUSANDS)
        Net loss:
            As reported         $   (1,374)     $  (11,172)     $  (72,975)
            Pro forma           $   (1,402)     $  (11,210)     $  (75,483)

        Net loss per share:
            As reported         $    (0.12)     $    (0.98)     $    (2.75)
            Pro forma           $    (0.12)     $    (0.99)     $    (2.80)

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    A summary of the status of the Company's stock option plan and changes during those periods is presented below:

                                                                  YEARS ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------------------------
                                        1997                                1998                                 1999
                           ------------------------------      -------------------------------      -------------------------------
                           NUMBER OF       EXERCISE PRICE      NUMBER OF        EXERCISE PRICE      NUMBER OF        EXERCISE PRICE
                             SHARES           PER SHARE          SHARES            PER SHARE          SHARES           PER SHARE
                           ----------      --------------      ----------       --------------      ----------       --------------
Outstanding at
    beginning of year              --                  --       1,835,649        $0.05 - $0.32       3,746,118       $0.05 - $ 1.33
Granted                     1,835,649       $0.05 - $0.32       3,084,627        $0.05 - $1.33       4,961,910       $2.00 - $46.00
Exercised                          --                  --        (132,522)       $0.05 - $0.22        (687,763)      $0.05 - $ 2.00
Terminated/forfeited               --                  --      (1,041,636)       $0.05 - $1.33        (644,651)      $0.05 - $46.00
                           ----------      --------------      ----------       --------------      ----------       --------------

Outstanding,
    at end of year          1,835,649       $0.05 - $0.32       3,746,118        $0.05 - $1.33       7,375,614       $0.05 - $46.00
                           ==========      ==============      ==========       ==============      ==========       ==============

Options exercisable
    at end of year            114,999               $0.05         496,437        $0.05 - $1.00         932,779       $0.05 - $23.38
                           ==========      ==============      ==========       ==============      ==========       ==============


    The following table summarizes information about stock options outstanding at December 31, 1998:

                                        OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                            ------------------------------------------------    ----------------------------
                                                               WEIGHTED
                                              WEIGHTED          AVERAGE                          WEIGHTED
                               NUMBER          AVERAGE         REMAINING          NUMBER          AVERAGE
   EXERCISE PRICE           OUTSTANDING     EXERCISE PRICE  CONTRACTUAL LIFE    EXERCISABLE   EXERCISE PRICE
---------------------       -----------     --------------  ----------------    -----------   --------------
       $0.05                   786,996        $    0.05             8.62          425,226        $    0.05
       $0.22                 1,580,310        $    0.22             9.23           30,525        $    0.22
       $0.32                    10,935        $    0.32             8.80            3,186        $    0.32
       $0.33                   222,000        $    0.33             9.52               --               --
       $1.00                   408,000        $    1.00             9.64           37,500        $    1.00
       $1.33                   737,877        $    1.33             9.90               --               --
                             ---------                                          ---------

                             3,746,118                                            496,437
                             =========                                          =========

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     The following table summarizes information about stock options outstanding at December 31, 1999:

                                          OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                            ------------------------------------------------   ------------------------------
                                                               WEIGHTED
                                              WEIGHTED          AVERAGE                          WEIGHTED
      RANGE OF                 NUMBER         AVERAGE          REMAINING         NUMBER           AVERAGE
  EXERCISE PRICES           OUTSTANDING    EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE     EXERCISE PRICE
---------------------       -----------    --------------   ----------------   -----------     --------------
   $0.05 - $2.00             5,036,067        $    1.22             8.75          852,650        $    0.64
  $10.00 - $19.31            1,805,122        $   15.23             9.43           79,629        $   11.49
  $20.00 - $26.25              481,425        $   22.55             9.82              500        $   23.38
  $31.06 - $46.00               53,000        $   34.60             9.69               --               --
                             ---------                                          ---------

                             7,375,614                                            932,779
                             =========                                          =========


11. REVENUES AND OTHER INCOME, NET

    The following table provides the components of revenues:

                                                                  YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                            1997           1998           1999
                                                           -------        -------        -------
                                                                     ($ IN THOUSANDS)
        Mortgage revenues:
            Gain on sale of loans and brokerage fee        $ 1,043        $ 6,166        $13,569
            Interest income on loans                            --            666          5,049
            Auto revenue - brokerage fees                       --             --          2,887
            Credit card and other                               --             --            592
                                                           -------        -------        -------

                   Total revenues                          $ 1,043        $ 6,832        $22,097
                                                           =======        =======        =======

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     The following table provides the components of other income, net:

                                                               YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                        1997             1998             1999
                                                      --------         --------         --------
                                                                  ($ IN THOUSANDS)
        Interest on short-term  investments           $      5         $    237         $  1,104
        Interest expense on non-warehouse
            facility borrowings                             (7)             (64)            (311)
        Equity investment loss                              --               --             (132)
        Non-cash gain on settlement of dispute              --               --            2,891
        Settlement of trademark dispute                                                     (400)
                                                      ------------------------------------------

                                                      $     (2)        $    173         $  3,152
                                                      ========         ========         ========


        In October 1999, the Company negotiated a settlement regarding one of the Company's strategic alliance agreements. Pursuant to the agreement, the Company obtained a warrant to purchase 53,996 shares of the Company's Series D convertible preferred stock. The Company recorded the warrant at fair value on the date the settlement was reached, and accordingly, the Company recognized a one-time non-cash gain of $2.9 million.

        In March 2000, the Company reached an agreement to settle a previously existing trademark dispute regarding the use of the Company's name. Accordingly, the Company accrued a one-time expense of $400,000 as at December 31, 1999.

12. OPERATING EXPENSES

                                                      YEARS ENDED DECEMBER 31,
                                                  ----------------------------------
                                                    1997         1998         1999
                                                  --------     --------     --------
                                                          ($ IN THOUSANDS)
        Compensation and benefits                 $    924     $  7,387     $ 17,423
        Processing costs                               624        1,220        2,495
        Advertising and marketing                      360        5,119       26,937
        Professional services                          125          308        4,356
        Occupancy costs                                108          375        2,715
        Computer and Internet                           43          249          704
        General and administrative                     231        1,510        3,470
        Interest expense on warehouse                   --          758        5,419
        Amortization of unearned compensation           --        1,251       23,116
        Amortization of goodwill                        --           --       11,589
                                                  --------     --------     --------

                Total operating expenses          $  2,415     $ 18,177     $ 98,224
                                                  ========     ========     ========

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


13. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Fair value estimates are subjective in nature and involve uncertainties and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    At December 31, 1998 and 1999, the fair value of mortgage loans held-for-sale including the related commitments to sell those mortgage loans exceeds the carrying value of the mortgage loans held-for-sale by approximately $300,000 and $450,000, respectively. At December 31, 1998, and 1999, the fair value of commitments to originate mortgage loans and the related commitments to sell those loans resulted in an unrecognized gain of approximately $900,000 and $500,000, respectively. The fair value of mortgage loans held-for-sale are estimated using quoted market prices for similar loans or prices for mortgage backed securities backed by similar loans and the fair value of the commitments to originate and commitments to sell mortgage loans are estimated using quoted market prices.

    The carrying value of the Company's other financial instruments, including cash and cash equivalents, accounts receivable and all other financial assets and liabilities approximate their fair value because of the short-term maturity of those instruments or because they carry interest rates which approximate market.

14. COMMITMENTS AND CONTINGENCIES

        LEASES

        The Company leases office space under an operating lease, which provides for renewal in November 2004. Rent expense under operating leases amounted to $108,000, $375,000 and $1,120,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

        During April 1998, the Company entered into a 48-month capital lease for equipment (see Note 5). The Company's lease obligations under capital and operating leases are as follows:

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         YEAR ENDING DECEMBER 31,                                CAPITAL          OPERATING
                                                                 --------         ---------
                                                                      ($ IN THOUSANDS)
              2000                                                   $332         $  1,194
              2001                                                    332            1,412
              2002                                                    162            1,362
              2003                                                     --            1,401
              2004                                                     --            1,474
                                                                 --------         --------

        Total minimum lease payments                                  826         $  6,843
                                                                                  ========

        Less amount representing interest                             (91)
                                                                 --------

        Present value of minimum lease payments                       735

        Less current portion of capital lease obligations            (252)
                                                                 --------

        Long-term portion                                        $    483
                                                                 ========

        Under the terms of the office lease, the Company maintains a $1,250,000 stand-by letter of credit in favor of the lessor.

        The Company entered into a 63 month lease agreement on February 4, 2000 for additional office space in Jacksonville, Florida. The base rent installments due for the first three full calendar months of the initial term have been abated in full. Contractual lease payments have been reflected in above operating lease schedule. In addition, the Company will be required to maintain a $500,000 stand-by letter of credit secured by a certificate of deposit in favor of the lessor.

        LEGAL

        In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the financial position or results of operation of the Company.

        MORTGAGE BANKERS' BLANKET BOND

        At December 31, 1998, the Company carried a mortgage bankers' blanket bond for $300,000 and carried errors and omissions insurance coverage for $2,000,000. At December 31, 1999, the Company carried a mortgage bankers' blanket bond and errors and omissions insurance coverage for $3,000,000. The premiums for the bond and insurance coverage are paid through July 1, 2000.

        MARKETING SERVICE AGREEMENTS

        The Company has entered into several marketing service agreements with third parties. Under these agreements the third parties will display the Company's logo and loan information on their internet websites and provide related marketing services. The Company pays for these services in minimum monthly and quarterly installments plus, in some cases, a per view charge for each time the information is displayed. Future minimum payments under these agreements are as follows:

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        YEAR ENDING DECEMBER 31,                         ($ IN THOUSANDS)
               2000                                           $2,583
               2001                                            1,255
               2002                                              500
                                                              ------

                                                              $4,338
                                                              ======

        Two of these marketing agreements are with stockholders of the Company. The Company has incurred approximately $1.04 million and $4.44 million in marketing service expenses under these agreements with these stockholders during the years ended December 31, 1998 and December 31, 1999, respectively. There were no such agreements as of December 31, 1997.

        FINANCIAL INSTRUMENT CONTINGENCIES

        At December 31, 1999, the Company was committed to fund loans at interest rates previously agreed (locked) by both the lender and the borrower for specified periods of time. Prior to originating loans under these commitments, the Company evaluates each customer's credit and collateral worthiness. The Company uses its best efforts to fund these locked loans within the agreed-upon locked period. If the loan cannot be funded within this period, or if the Company is unable to secure a rate lock from the lender equal to or less than the rate lock extended to the borrower, the Company will earn less revenue than it anticipated at the time it locked with the borrower. At December 31, 1999, the Company has provided locks to originate loans amounting to approximately $43.7 million (the "locked pipeline"). In addition, the Company had commitments at December 31, 1999, in its capacity as a broker, to deliver locked rate mortgage loans to successful applicants amounting to approximately $5.3 million.

        At December 31, 1999, the Company has entered into non-mandatory forward loan sale agreements, including commitments with lenders for brokered loans, amounting to approximately $84.1 million (this includes the mortgage loans held-for-sale at December 31, 1999, of approximately $35.1 million). The forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well-established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to these agreements to date.

        RISKS AND UNCERTAINTIES

        The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for internet products and services. These risks include the failure to develop and extend the Company's online service brands, the rejection of the Company's services by consumers, vendors and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties.

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        Additionally, in the normal course of business, companies in the mortgage banking and auto finance industries encounter certain economic and regulatory risks. Economic risks include interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the extent that in a rising interest rate environment, the Company will generally experience a decrease in loan production, which may negatively impact the Company's operations. Credit risk is the risk of default, primarily in the Company's loan portfolio that result from borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans held-for-sale and in commitments to originate loans. Regulatory risks include administrative enforcement actions and/or civil or criminal liability resulting from the Company's failure to comply with the laws and regulations applicable to the Company's business.

        The Company sells mortgage loans to loan purchasers on a servicing released basis without recourse. As such, the risk of loss or default by the borrower has been assumed by these purchasers. However, the Company is usually required by these purchasers to make certain representations relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans and indemnify these purchasers for any losses from borrower defaults. For the years ended December 31, 1999 and 1998, the Company had not repurchased any loans.

        The Company has sustained net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. However, there can be no assurance that the Company will be able to achieve profitable operations. Management believes that its current funds, available lines of credit and proceeds from equity financings will be sufficient to enable the Company to meet its planned expenditures through until at least December 31, 2000.

                                  E-LOAN, INC.

                               INDEX TO EXHIBITS
                                  (Item 14(c))

 1.1*     Form of Underwriting Agreement.

 3.1*     Certificate of Incorporation of E-LOAN as currently in effect.

 3.2* Form of Restated Certificate of Incorporation of E-LOAN to be filed immediately following the closing of the offering made under this Registration Statement.

 3.3*     Bylaws of E-LOAN.

 3.4* Form of Bylaws of E-LOAN to be adopted immediately following the closing of the offering made under this Registration Statement.

 4.1*     Specimen Common Stock Certificate.

 5.1*     Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation.

10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2*   1997 Stock Plan and form of agreements thereunder.

10.3*   1999 Employee Stock Purchase Plan and form of agreements thereunder.

10.4* Restated Investor Rights Agreement dated September 4, 1998 among E-LOAN and certain investors.

10.5*   Warrant Agreement to Purchase Shares of the Series C Preferred Stock of
        E-LOAN, Inc. dated March 4, 1998.

10.6*   Employment Agreement with Joseph Kennedy dated March 26, 1999.

10.7*+  Marketing Agreement with DLJdirect, Inc. dated September 4, 1998.

10.8*+  Co-Marketing Agreement with E*Trade Group, Inc. dated March 26, 1998.

10.9*+  Marketing Agreement with MarketWatch.com dated February 8, 1999.

10.10*  Marketing Agreement with Prism Mortgage Company dated July 6, 1998.

10.11*+ License Agreement with Yahoo!, Inc. dated September 1998 and amended in
        March 1999.

10.12* Warehousing Credit and Security Agreement with Bank United, a federal savings bank, dated February 3, 1999.

10.13*  Broker Agreement with Citicorp Mortgage, Inc. dated September 23, 1997.

10.14*+ Underwriting Review Agreement with CMAC Service Company dated September
        3, 1998.

10.15*  Warehouse Credit Agreement with Cooper River Funding, Inc. and GE
        Capital Mortgage Services, Inc. dated June 24, 1998 and Amended and
        Restated Note.

10.16*  Loan Purchase Agreement with Countrywide Home Loans, Inc. dated
        September 25, 1998.

10.17* Conventional Loan Purchase Agreement with Crestar Mortgage Corporation dated July 1, 1998.

10.18*  GMAC Mortgage Corporation Seller's Agreement for Residential Mortgage
        Loans with GMAC Mortgage Corporation dated July 1, 1998.

10.19*  Mortgage Loan Purchase and Sale Agreement with Greenwich Capital
        Financial Products, Inc. dated September 25, 1998.

10.19A* Master Loan and Security Agreement with Greenwich Capital Financial
        Products, Inc. dated May 20, 1999.

10.19B* Stock Purchase Warrant issued to Greenwich Capital Financial Products,
        Inc. dated May 20, 1999.

10.20*  License, Staffing, Purchase and Sale Agreement with NetB@nk dated
        October 1, 1998.

10.21*  Mortgage Loan Processing Agreement with NetB@nk dated October 1, 1998.

10.22*  Wholesale Mortgage Purchase Agreement with PHH Mortgage Services
        Corporation dated June 1, 1998.

10.23*  Underwriting Services Agreement with PMI Mortgage Services Co. Dated
        June 12, 1998.

10.24*  Mortgage Purchase Agreement with Resource Bancshares Mortgage Group,
        Inc. dated May 1, 1998.

10.25*  Mortgage Selling and Servicing Contract with Federal National Mortgage
        Association dated February 12, 1999.

10.26*  Multi-Tenant Office Triple Net Lease with Creekside South Trust dated
        August 19, 1998.

10.26A*        Second Amendment to Lease with Creekside South Trust dated March
               25, 1999.

10.27*         Alliance Agreement between E-LOAN, Inc., E-LOAN Europe BV and
               Stater BV dated March 19, 1999.

10.28*         Lease Agreement between JTC and Palo Alto Funding Group, Inc.
               dated June 20, 1996.

10.29*         Mortgage Loan Origination Agreement with Chase Home Mortgage
               Corporation dated November 30, 1992.

10.30*         Correspondent Agreement with Citicorp Mortgage, Inc. dated June
               15, 1998.

10.31*         Conventional Wholesale Mortgage Purchase Agreement with Colonial
               Mortgage Company dated September 1, 1998.

10.32*         Lender Associate Agreement with GreenPoint Mortgage dated
               November 9, 1998.

10.33*         Correspondent Broker Agreement with New America Financial, Inc.

10.34*         Correspondent Mortgage Services Agreement with PHH Mortgage
               Services Corporation dated May 20, 1998.

10.35* Correspondent Purchase Agreement with Prism Mortgage Company dated March 22, 1998.

10.36*         Wholesale Lending Agreement with Union Federal Savings Bank of
               Indianapolis dated March 6, 1998.

10.37*         Master Lease Agreement with Comdisco, Inc. dated March 4, 1998.

10.38*         Loan and Security Agreement with Silicon Valley Bank dated
               December 9, 1998.

10.39*         Internet Data Center Services Agreement with Exodus
               Communications, Inc. dated November 10, 1997.

10.40*         Marketing Agreement with PHH Mortgage Services Corporation dated
               January 19, 1998.

10.41*+        Joint Venture Agreement with Softbank Corp., dated March 31,
               1999.

10.42*         Stock Purchase Agreement with Forum Holdings, Inc. dated May 20,
               1999.

11.1*          Statement regarding computation of per share earnings.

11.2(1)+       Service agreement with FCC National Bank.

11.3(2) Agreement and Plan of Reorganization among the Registrant and the former stockholders of Electronic Vehicle Remarketing, Inc.

11.4(2) Registration Rights Agreement among the Registrant and the former stockholders of Electronic Vehicle Remarketing, Inc.

11.5(2)        Press Release dated August 23, 1999.

11.6(3)+       Amended Investor Rights Agreement.

11.7(3)        Robert Ferber Employment Agreement.

11.8(3)        Amended Stock Option Plan.

11.9(3)        Amended Employee Stock Purchase Plan.

11.10(3)       GE Line of Credit Amendment.

11.11(3)       Strategic Alliance Agreement with Greenpoint Mortgage Funding, Inc.

11.12(3)       Systems & Marketing Agreement with Option One Mortgage.

11.13(3)+      Website Linking Agreement with Providian.

11.14(4)+      Bank of America Strategic Alliance Agreement.

11.15(4)+      AutoConnect Referral Agreement.

11.16(4)+      AutoConnect Addendum to Referral Agreement.

11.17(4)+      Intelligent Life Corporation Agreement.

11.18(4)+      Kelley Blue Book Agreement.

11.19(4)+      Kelley Blue Book Amendment to Referral Agreement.

11.20+         Content Partner/Distribution Agreement with Infoseek Corporation.

23.1           Consent of PricewaterhouseCoopers LLP, Independent Accountants.

23.2*          Consent of Counsel (Included in Exhibit 5.1).

24.1*          Power of Attorney.

27.1           Financial Data Schedule.

-----------
(*) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-74945) filed on March 24, 1999 as amended, which Registration Statement became effective June 28, 1999.

(1) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1999 filed September 30, 1999.

(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 8-K dated September 17, 1999 filed October 1, 1999.

(3) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed November 15, 1999.

(4) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999 filed November 22, 1999.

 +   Confidential treatment requested.