Form 10-K/A
period 1999-12-31
E LOAN INC
filed 2000-04-28
CIK 1082337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A


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

                                 Yes [X]   No [ ]


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   Yes [ ]   No [X]

        The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 15, 2000 is approximately $128,511,794. The total number of shares of common stock outstanding as of March 15, 2000 was 42,016,878.

                       DOCUMENTS INCORPORATED BY REFERENCE

        None except for those indicated in the Index to Exhibits.

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

ITEM 3.  LEGAL PROCEEDINGS

On March 8, 2000, we reached a settlement with EduCap, Inc., a provider of educational loan services and financing for computer equipment for use in education, on a dispute concerning the use of the name "E-LOAN". All disputes between the companies have been resolved and all claims dismissed. The settlement resulted in a non-recurring charge of $400,000 for the fourth quarter of 1999.

On October 5, 1999, EduCap filed a motion in the California action seeking to dismiss E-LOAN's action, or in the alternative, to have the case transferred to the United States District Court for the Eastern District of Virginia. E-LOAN successfully opposed the motion, and a trial date of April 12, 2000 was set in the California action. On December 16, 1999, E-LOAN amended its complaint to seek cancellation of EduCap's alleged mark THE E-LOAN. EduCap filed an answer and counterclaims in the California action (seeking essentially the same relief as it had sought in the Virginia proceeding). E-LOAN filed its reply to these counterclaims on January 18, 2000. After exchanging discovery, the parties settled the case on March 8, 2000.

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

                                                    YEARS ENDED DECEMBER 31, 1999
                                  --------------------------------------------------------
                                   1995       1996        1997        1998         1999
                                  ------    -------     -------     --------     ---------
                               (UNAUDITED)
INCOME STATEMENT DATA:
Revenues ........................ $1,603    $   893     $ 1,043     $  6,832     $  22,097
Operating expenses:
   Operations ...................  1,368        903       1,319        8,257        22,779
   Sales and marketing ..........     --         --         470        5,704        30,286
   Technology ...................     --         --         102        1,346         3,595
   General and administrative ...    152         97         524        1,619         6,859
   Amortization of unearned
     stock-based compensation....     --         --          --        1,251        23,116
   Amortization of goodwill .....     --         --          --           --        11,589
                                  ------    -------     -------     --------     ---------
    Total operating expenses ....  1,520      1,000       2,415       18,177        98,224
                                  ------    -------     -------     --------     ---------
      Loss from operations ......     83       (107)     (1,372)     (11,345)      (76,127)
Other income, net ...............     --         (3)         (2)         173         3,152
                                  ------    -------     -------     --------     ---------
Net income (loss) ............... $   83    $  (110)    $(1,374)    $(11,172)    $ (72,975)
                                  ======    =======     =======     ========     =========
    Net loss per share:
      Basic and diluted ......... $  .01    $ (0.01)    $ (0.12)    $  (0.98)    $   (2.75)
                                  ======    =======     =======     ========     =========

BALANCE SHEET DATA (AT END OF
   PERIOD):
Cash and cash equivalents ....... $   47    $     2     $ 4,218     $  9,141     $  37,748
Mortgage loans held-for-sale
   (pledged) ....................     --         --          --       42,154        35,140
Goodwill and intangible assets ..     --         --          --           --        67,878
Total assets ....................     81         40       4,680       55,523       152,967
Warehouse lines payable .........     --         --          --       41,046        33,115
Long term obligations ...........     --         --          --        1,289         2,525
Mandatorily redeemable
   convertible preferred stock ..     --         --       5,049       21,393            --
Total stockholders' equity
   (deficit) ....................     58        (52)       (966)     (11,184)      103,007

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

OPERATING EXPENSES

TOTAL OPERATING EXPENSES. Total operating expenses increased sequentially from the first quarter to the fourth quarter of 1998 from $1.9 million to $7.7 million and from the first quarter to the fourth quarter of 1999 from $16.2 million to $34.9 million. The quarterly increases in 1999 are primarily due to significant increases in compensation and benefits as a result of increased headcount, expanded advertising and promotional activities and the amortization of goodwill related to the acquisition of Carfinance.com in September 1999.

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

OTHER INCOME, NET. Other income, net, increased sequentially from the first quarter to the fourth quarter of 1998 from $20,000 to $98,000 and from the first quarter to the fourth quarter of 1999 from $36,000 to $2.8 million. In the fourth quarter of 1999, E-LOAN negotiated a settlement regarding one of its strategic alliance agreements and received a warrant to purchase 53,996 shares of the Company's Series D convertible preferred stock. E-LOAN recorded the warrant at fair value on the date the settlement was reached, and accordingly, E-LOAN recognized a one-time, non-cash gain of $2.9 million. In addition, E-Loan accrued for a one-time expense of $400,000 at December 31, 1999 related to an existing trademark dispute.

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

TECHNOLOGY. Technology expense increased $2.2 million from $1.3 million for the twelve months ended December 31, 1998 to $3.6 million for the twelve months ended December 31, 1999. Technology expense decreased as a percentage of revenues from 20% in 1998 to 16% in 1999. These absolute dollar increases were primarily the result of growth in engineering and management information systems personnel to support the expansion of online loan operations. Technology headcount increased by 15 to 31 as of December 31, 1999 from 16 as of December 31, 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $5.2 million from $1.6 million for the twelve months ended December 31, 1998 to $6.9 million for the twelve months ended December 31, 1999. General and administrative expense increased as a percentage of revenues from 24% in 1998 to 31% in 1999. The increase is primarily attributable to the addition of general and administrative headcount and increased professional services fees. General and administrative headcount increased by 24 to 41 as of December 31, 1999 from 17 as of December 31, 1998.

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

        COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1998

        The following table sets forth the results of operations for E-LOAN and these results expressed as a percentage of total revenues:

                                                    Years Ended
                                                    December 31,
                                               ----------------------
                                                 1997          1998
                                               --------      --------
        Revenues                               $  1,043      $  6,832
        Operating expenses:
             Operations                           1,319         8,257
             Sales and marketing                    470         5,704
             Technology                             102         1,346
             General and administrative             524         1,619
             Amortization of unearned
                 stock-based compensation            --         1,251
                                               --------      --------
             Total operating expenses             2,415        18,177
        Loss from operations                     (1,372)      (11,345)
             Other income (loss), net                (2)          173
                                               --------      --------
        Net loss                               $ (1,374)     $(11,172)
                                               ========      ========

        As a percentage of revenues:
        Revenues                                    100%          100%
        Operating expenses:
             Operations                             126%          121%
             Sales and marketing                     45%           83%
             Technology                              10%           20%
             General and administrative              50%           24%
             Amortization of unearned
                 stock-based compensation             0%           18%
             Total operating expenses               231%          266%
        Loss from operations                       -132%         -166%
             Other income (loss), net                 0%            3%
        Net loss                                   -132%         -164%
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

General and administrative headcount increased to 17 as of December 31, 1998 from 8 as of December 31, 1997. The decrease as a percentage of revenues was primarily due to revenues growing much faster than general and administrative expense.

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

DIFFICULTIES PRESENTED BY INTERNATIONAL FACTORS COULD NEGATIVELY AFFECT OUR BUSINESS

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     E-LOAN's Restated Certificate of Incorporation provides that the Board of Directors shall be divided into three classes: Class I, whose term will expire at the annual meeting of stockholders to be held in 2000, Class II, whose term will expire at the annual meeting of stockholders to be held in 2001, and Class III, whose term will expire at the annual meeting of stockholders to be held in 2002. At each annual meeting of stockholders, one class is elected for a term of three years to succeed those directors whose terms expire on the annual meeting dates. A director elected to fill a vacancy (including a vacancy created by an increase in the Board of Directors) will serve for the remainder of the term of the class of directors in which the vacancy occurred and until his or her successor is elected and qualified.

The following table sets forth certain information regarding E-LOAN's directors.

Name                       Age      Position with E-LOAN                     Director Since
----                       ---      --------------------                     --------------
Class I Directors

Ira M. Ehrenpreis          31       Director                                 1998

Wade Randlett              35       Director                                 1997

Class II Directors

Timothy Koogle             47       Director                                 1998

Robert C. Kagle            44       Director                                 1998

Class III Directors

Chris Larsen               38       Chief Executive Officer and Director     1996

Janina Pawlowski           38       Chairman of the Board of Directors       1996

Kenneth D. Lewis           53       Director                                 1999

Set forth below is biographical information for each director.

     Ira M. Ehrenpreis. Mr. Ehrenpreis has served as a Director of E-LOAN since January 1998. Since 1996, Mr. Ehrenpreis has been a General Partner of TPW Management V, L.P., the General Partner of Technology Partners Fund V, L.P., Managing Director of TP Management VI, L.L.C., and the General Partner of Technology Partners Fund VI, L.P. Mr. Ehrenpreis holds J.D. and M.B.A. degrees from Stanford University and a B.A. degree from the University of California, Los Angeles.

     Wade Randlett. Mr. Randlett has served as a Director of E-LOAN since June 1997. Mr. Randlett has been the Political Director of TechNet since February 1997. From November 1992 until February 1997, Mr. Randlett was self-employed as a Policy Consultant. Mr. Randlett holds a B.S. degree from Princeton University.

     Timothy Koogle. Mr. Koogle has served as a Director of E-LOAN since September 1998. Mr. Koogle has been the Chief Executive Officer of Yahoo!, Inc. and a member of its Board of Directors since August 1995. He has also been Yahoo!'s Chairman since January 1999, and was its President from August 1995 until January 1999. Prior to joining Yahoo!, Mr. Koogle was President of Intermec Corporation, a manufacturer of data collection and data communication products, from 1992 to 1995.

During that time, he also served as a corporate Vice President of Intermec's parent company, Western Atlas. Mr. Koogle holds a B.S. degree from the University of Virginia and an M.S. degree from Stanford University.

     Robert C. Kagle. Mr. Kagle has served as a Director of E-LOAN since January 1998. Mr. Kagle has been a member of Benchmark Capital Management Co., L.L.C., since its founding in May 1995 and a General Partner of Technology Venture Investors since January 1984. Mr. Kagle is also a director of eBay Inc., a leading online trading community. Mr. Kagle holds a B.S. degree from the General Motors Institute (renamed Kettering University in January 1998) and an M.B.A. degree from Stanford University.

     Chris Larsen. Mr. Larsen co-founded E-LOAN in August 1996 and has served as its Chief Executive Officer since June 1998. From August 1996 to June 1998, Mr. Larsen served as E-LOAN's President. Mr. Larsen has been a Director of E-LOAN since its incorporation in August 1996. From October 1992 to August 1996, Mr. Larsen was the President of Palo Alto Funding Group, the mortgage brokerage he co-founded in 1992 and E-LOAN's predecessor company. Mr. Larsen holds an M.B.A. degree from Stanford University and a B.S. degree from San Francisco State University.

     Janina Pawlowski. Ms. Pawlowski co-founded E-LOAN in August 1996 and has served as its Chairman since October 1999. From June 1998 to October 1999, Ms. Pawlowski served as E-LOAN's President, and from August 1996 to June 1998, Ms. Pawlowski served as its Chief Executive Officer. Ms. Pawlowski has been a Director of E-LOAN since its incorporation in August 1996. From October 1992 to August 1996, Ms. Pawlowski was the Chief Executive Officer of the Palo Alto Funding Group, the mortgage brokerage she co-founded in 1992 and E-LOAN's predecessor company. Ms. Pawlowski holds an M.B.A. degree from the University of Rochester and a B.S. degree from Cornell University.

     Kenneth D. Lewis. Mr. Lewis has served as a Director of E-LOAN since December 1999. Mr. Lewis has been President and Chief Operating Officer of Bank of America Corporation since January 1999 and Chief Operating Officer and a member of the Board of Directors of Bank of America Corporation since October 1999. Mr. Lewis has also served as President of Bank of America Corporation's predecessor, NationsBank from 1990 to 1999. Mr. Lewis joined NCNB (predecessor to NationsBank and BankAmerica) in 1969 as a credit analyst in Charlotte and served as a corporate banking officer and Western Area director in the U.S. Department before being named manager of NCNB's International Banking Corporation in New York in 1977. In 1979, Mr. Lewis was named Senior Vice President and manager of the bank's U.S. Department. He became executive for the U.S. Division the following year. Mr. Lewis was named Middle Market Group executive in 1983 when the group was created and was responsible for expanding and improving service to middle market companies throughout the Southeast. He was named President of the company's Florida bank in 1988. From 1988 to 1990, he served as President of the company's Texas bank.

NAMED EXECUTIVE OFFICERS

     Frank Siskowski. Mr. Siskowski has served as the Chief Financial Officer of E-LOAN since October 1998 and Secretary since March 1999. Prior to joining E-LOAN, Mr. Siskowski was the Senior Vice President and Chief Financial Officer of The Indus Group, Inc. from September 1996 to August 1998. From July 1991 to September 1996, Mr. Siskowski served as Senior Vice President and Controller of VISA International. From January 1985 to July 1991, Mr. Siskowski served as the Vice President and Chief Financial Officer of the MCI Pacific Division of MCI Communications Corporation. Mr. Siskowski holds an M.B.A. degree from Fordham University and a B.A. degree from Manhattan College.

     Harold "Pete" Bonnikson. Mr. Bonnikson has served as the Senior Vice President of Operations of E-LOAN since January 1999. Prior to joining E-LOAN, Mr. Bonnikson was with North American

Mortgage and its predecessor companies since 1981. Mr. Bonnikson was the Executive Vice President of North American Mortgage from 1993 to 1999. Mr. Bonnikson holds a B.S. degree from California State University at Sacramento.

     Joseph Kennedy. Mr. Kennedy has served as the President and Chief Operating Officer of E-Loan since October 1999. Mr. Kennedy was the Senior Vice President of Marketing and Business Development of E-LOAN from February 1999 to October 1999. Mr. Kennedy was the Vice President of Sales, Service and Marketing of Saturn Corporation from October 1995 to February 1999. From December 1993 to September 1995, Mr. Kennedy was the General Director of Marketing and Product Planning for the Cadillac Motor Car Division of General Motors Corporation. From September 1992 to December 1993, Mr. Kennedy was the Director of Product Portfolio Planning for the North American Operations of General Motors Corporation. Mr. Kennedy holds an M.B.A. degree from Harvard Business School and a B.S. degree from Princeton University.

     Steve Majerus. Mr. Majerus has served as the Vice President of Secondary Markets of E-LOAN since January 1999. From April 1998 to January 1999, Mr. Majerus served as the Director of Mortgage Banking of E-LOAN. Prior to joining E-LOAN, Mr. Majerus was the Director of Mortgage Lending of CMG Mortgage from January 1996 to March 1998. From February 1993 to November 1995, Mr. Majerus was the President of Trans Capital Mortgage, a company which he co-founded.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires E-LOAN's executive officers and directors, and persons who own more than 10% of E-LOAN's Common Stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish E-LOAN with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no Forms 5 were required for those persons, E-LOAN believes that the following reports of Forms 3 and 4 were not timely filed: Mr. Koogle filed late one Form 4; Mr. Ehrenpreis filed late two Forms 4; Technology Partners filed late two Forms 4; Steven Spurlock filed late one Form 3 and one Form 4; Doug Galen filed late one Form 4; Mr. Larsen filed late one Form 3 and two Forms 4; Ms. Pawlowski filed late one Form 3 and two Forms 4; Mr. Kagle filed late one Form 4; Benchmark Capital Management Co. II, L.L.C. filed late one Form 4; David Beirne filed late one Form 4; Bruce Dunlevie filed late one Form 4; Gurley William filed late one Form 4; Kevin Harvey filed late one Form 4; and Andrew Rachleff filed late one Form 4.

ITEM 11.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table shows certain compensation information for each person who served as Chief Executive Officer during the year and the other most highly compensated executive officers whose aggregate compensation exceeded $100,000 for services rendered in all capacities during fiscal year 1999 (collectively referred to as the "Named Executive Officers"). Compensation data is shown for the years ended December 31, 1997, 1998 and 1999. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain compensation, if any, whether paid or deferred.


                                                                                  LONG-TERM
                                                 ANNUAL COMPENSATION         COMPENSATION AWARDS
                                                 -------------------         -------------------
                                                                                          NUMBER
                                                                          RESTRICTED     OF SHARES
                                                                            STOCK       UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR      SALARY         BONUS        AWARDS        OPTIONS      COMPENSATION
---------------------------           ----      ------         -----      ----------    ----------     ------------
Chris Larsen                          1999      125,000           --            --              --              --
     Chief Executive Officer;         1998      129,807           --            --              --              --
     Director of the Board            1997       20,115           --            --              --              --

Janina Pawlowski(1)                   1999      125,000           --            --              --              --
     Chairman of the Board            1998      129,808           --            --              --              --
                                      1997       47,395           --            --              --              --

Joseph Kennedy(2)                     1999      160,000           --            --         747,519          99,297
     President & Chief Operating      1998           --           --            --              --              --
     Officer                          1997           --           --            --              --              --

Frank Siskowski                       1999      170,000           --            --              --              --
     Chief Financial Officer,         1998       29,423           --            --         385,377              --
     Secretary                        1997           --           --            --              --              --

Harold "Pete" Bonnikson(3)            1999      144,808           --            --         654,261              --
     Senior Vice President of         1998           --           --            --              --              --
     Operations                       1997           --           --            --              --              --

Steven Majerus                        1999      135,000       28,700            --          75,000              --
     Vice President, Secondary        1998      115,773       47,336            --         225,000              --
     Marketing                        1997           --           --            --              --              --

---------------
(1)Ms. Pawlowski served as the President of the Company through October 27, 1999.

(2) Mr. Kennedy was appointed Senior Vice President of Marketing and Business Development on February 22, 1999. He was appointed to his current positions on October 28, 1999. Pursuant to his Employment Agreement, Mr. Kennedy was reimbursed for expenses incurred in his relocation in addition to receiving options exercisable for the Company's Common Stock.

(3) Mr. Bonnikson was appointed Vice President, Secondary Marketing on January 13, 1999.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers during the fiscal year ended December 31, 1999. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent E-LOAN's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock.

OPTION GRANTS IN LAST FISCAL YEAR

INDIVIDUAL GRANTS

                                                                                                    POTENTIAL REALIZABLE
                                                                                                      VALUE AT ASSUMED
                                                                                                       ANNUAL RATES OF
                                  NUMBER OF      % OF TOTAL                                              STOCK PRICE
                                    SHARES         OPTIONS                                              APPRECIATION
                                  UNDERLYING      GRANTED TO      EXERCISE                           FOR OPTION TERM(3)
                                    OPTIONS      EMPLOYEES IN       PRICE                          ----------------------
NAME                              GRANTED(1)    FISCAL YEAR(2)    PER SHARE     EXPIRATION DATE       5%           10%
----                              -----------   --------------    ---------     ---------------    --------     ---------
Chris Larsen                            --             --              --                --              --            --
Janina Pawlowski                        --             --              --                --              --            --
Joseph Kennedy(4)                  747,519          15.2%           $2.00           2-22-09        $940,221     2,382,706
Frank Siskowski                         --             --              --                --              --            --
Harold "Pete" Bonnikson(5)         654,261          13.3%           $2.00           1-13-09         822,922     2,085,447
Steven Majerus(4)                   75,000           1.5%           $2.00           2-22-09          94,334        23,061

------------
(1) All options were granted under E-LOAN's 1997 Stock Plan and have exercise prices equal to the fair market value on the grant date.

(2) Based on options to purchase an aggregate of 4,961,910 shares granted in fiscal 1999.

(3) Pursuant to the rules of the Securities and Exchange Commission, the dollar amounts set forth in these columns are the result of calculations based on the set rates of 5% and 10%, and therefore are not intended to forecast possible future appreciation, if any, of the price of the Common Stock.

(4) 1/4th of the options vested on February 22, 2000 and 1/48th vest at the end of each full month thereafter.

(5) 1/4th of the options vested on January 13, 2000 and 1/48th vest at the end of each full month thereafter.


OPTION EXERCISES AND HOLDINGS

     The following table provides information with respect to option exercises in fiscal 1999, by the Named Executive Officers and the value of such officers' unexercised options at December 31, 1999:


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                               NUMBER OF SHARES
                                                            UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                                                                  OPTIONS AT                IN-THE-MONEY OPTIONS AT
                                                               FISCAL YEAR-END(#)            FISCAL YEAR-END($)(1)
                           SHARES ACQUIRED   VALUE         ---------------------------    -----------------------------
NAME                       ON EXERCISE(#)   REALIZED($)    EXERCISABLE   UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                       ---------------  -----------    -----------   -------------    -----------     -------------
Chris Larsen                       --            --                --            --              --                 --
Janina Pawlowski                   --            --                --            --              --                 --
Joseph Kennedy                     --            --                --       747,519              --          $10,652,146
Frank Siskowski                    --            --           112,401       272,976       $1,676,648          $4,071,892
Harold "Pete" Bonnikson            --            --                --       654,261               --          $9,323,219
Steven Majerus                 65,625      $660,781            28,125       206,250         $450,937          $3,173,125

------------
(1) Market value of unexercised options is based on the price of the last reported sale of E-LOAN's Common Stock on the NASDAQ National Market of $16.25 per share on December 31, 1999 (the last trading day for fiscal
     1999), minus the exercise price.

BOARD MEETINGS AND COMMITTEES

     During 1999, the Board of Directors of E-LOAN held a total of 8 meetings and no Director attended fewer than 87.5% of the meetings of the Board of Directors or its committees upon which such Director served. Currently, the Board of Directors has a standing Audit Committee and a standing Compensation Committee. There is no nominating committee or any committee performing similar functions.

     The Audit Committee's function is to recommend the engagement of E-LOAN's independent auditor, review and approve services performed by such auditors, and review and evaluate E-LOAN's internal accounting procedures. The Audit Committee, which currently consists of Mr. Ehrenpreis, Mr. Kagle and Mr. Koogle, did not meet during the last fiscal year.

     The Compensation Committee of the Board of Directors reviews and recommends to the Board the compensation and benefits of all executive officers of E-LOAN, administers E-LOAN's stock option plan, establishes and reviews general policies relating to the compensation and benefits of E-LOAN's employees and performs such other functions regarding compensation as the Board may delegate. No interlocking relationships exist between E-LOAN's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past. The Compensation Committee, which currently consists of Mr. Ehrenpreis, Mr. Kagle and Mr. Koogle, met one time during the year.

COMPENSATION OF DIRECTORS

     Employee Director Compensation. Directors who are also employees of E-LOAN receive no fees for services provided in that capacity, but are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees. See "EXECUTIVE COMPENSATION."

     Non-Employee Director Compensation. Directors who are not employees of E-LOAN are also reimbursed for out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and its committees. In connection with their services to E-LOAN, non-employee directors are also entitled to participate in E-LOAN's 1997 Stock Plan.

     Initial options granted under this plan have terms of ten years and typically the shares underlying the option vest over four years at the rate of 25% on the one-year anniversary date, with the remaining shares vesting monthly in equal increments over the remaining three years. The exercise price of each option granted typically equals 100% of the fair market value of the Common Stock, based on the closing price of the Common Stock as reported on the NASDAQ National Market on the date of grant.

     No Directors received stock option grants during Fiscal 1999.

COMPENSATION COMMITTEE REPORT OF THE BOARD OF DIRECTORS

     This report is provided by the Compensation Committee of the Board of Directors (the "Committee") to assist stockholders in understanding the Committee's objectives and procedures in establishing the compensation of E-LOAN's Chief Executive Officer and other executive officers. The Committee, made up of non-employee Directors, is responsible for establishing and administering E-LOAN's executive compensation program.

     The Committee is responsible for reviewing the compensation and benefits for E-LOAN's executive officers, as well as supervising and making recommendations to the Board on compensation matters generally. The Committee also administers E-LOAN's stock option and purchase plans and makes grants to executive officers under E-LOAN's 1997 Stock Plan.

COMPENSATION POLICIES

     The Board's compensation philosophy is to provide cash and equity incentives to E-LOAN's executive officers and other employees to attract highly qualified personnel in order to maintain E-LOAN's competitive position. The Board's compensation program goals are to: attract, retain and motivate qualified executive officers and employees who contribute to E-LOAN's long-term success; align the compensation of executive officers with E-LOAN's business objectives and performance; and align incentives for executive officers with the interests of stockholders in maximizing value.

COMPENSATION COMPONENTS

     The compensation for executive officers generally consists of salary and stock option awards.

     Base Salary. The salaries of each of the executive officers of E-LOAN are generally based on salary levels of similarly sized companies. The Committee reviews generally available surveys and other published compensation data. The compensation of the executive officers, including the Chief Executive Officer, are generally reviewed annually by the Committee and/or the Board and adjusted on the basis of performance, E-LOAN's results for the previous year and competitive conditions.

     Bonuses. There is no bonus plan in place for officers at this time.

EQUITY-BASED COMPENSATION

     1999 Employee Stock Purchase Plan. E-LOAN's 1999 Employee Stock Purchase Plan ("1999 Purchase Plan") was adopted by the Board of Directors in March 1999 and approved by the stockholders in April 1999. A total of 1,500,000 shares of common stock has been reserved for issuance under the 1999 Purchase Plan, plus annual increases at the Board's discretion on the first day of E-LOAN's fiscal year beginning in or after 2000 equal to the lesser of 1,500,000 shares, 2% of the then outstanding shares, or a lesser amount determined by the Board. No increase had been approved by the Board as of the record date. In fiscal year 1999, 38,491 shares were issued pursuant to the 1999 Purchase Plan, leaving 1,461,509 shares available to be issued.

     Employees are eligible to participate if they are customarily employed by E-LOAN or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year. However, to the extent any employee (a) immediately after a grant would own stock or hold options to purchase stock possessing 5% or more of the total combined voting power or value of all classes of the capital stock of E-LOAN, or (b) would have rights to purchase stock under all employee stock purchase plans of E-LOAN which exceed $25,000 worth of stock for each calendar year in which the options are outstanding, the employee may be not be granted an option to purchase stock under the 1999 Purchase Plan. The 1999 Purchase Plan permits participants to purchase common stock through payroll deductions of up to 15% of the participant's "compensation". Compensation is defined as the participant's base straight time gross earnings, commissions, cash incentive payments and bonuses, but exclusive of payments for overtime, profit sharing payments, shift premium payments, non-cash compensation and other compensation. The maximum number of shares a participant may purchase during a single purchase period is 3,750 shares.

     1997 Stock Plan. E-LOAN's 1997 Stock Plan ("1997 Plan") provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of

1986, as amended (the "Code"), and for the granting to employees, directors and consultants of nonstatutory stock options and stock purchase rights ("SPRs"). The 1997 Plan was approved by the Board of Directors in August 1997 and by the stockholders in November 1997. Since its inception, a total of 12,100,000 shares of Common Stock have been reserved for grant pursuant to the 1997 Plan, which provides for annual increases equal to the lesser of 4,500,000 shares, 4% of the then outstanding shares, or a lesser amount determined by the Board. This amount includes 1,600,000 additional shares that were approved for issuance by the Board in January 2000. As of April 21, 2000, there are 2,481,174 shares available for grant.

     E-LOAN periodically grants to its executive officers and general employees stock options under the 1997 Plan in order to provide additional incentive for such persons. The Board believes that such incentive promotes the long-term interests of E-LOAN's stockholders. Options generally vest over a four-year period to encourage option holders to continue employment with E-LOAN. The exercise price of all incentive stock options granted under the 1997 Plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of nonstatutory stock options and SPRs granted under the 1997 Plan is determined by the Administrator, but with respect to nonstatutory stock options intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code, the exercise price must at least be equal to the fair market value of the common stock on the date of grant.

     In granting options, the Committee takes into account each individual's level of responsibility within E-LOAN and such individuals expected future contribution, as well as the number of shares and outstanding options already held by the individual. Employees may also be entitled to receive additional option grants where the employee's job has significantly changed through growth or promotion.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

     The process of determining the compensation for E-LOAN's Chief Executive Officer and the factors taken into consideration in such determination are generally the same as the process and factors used in determining the compensation of all of the executive officers of E-LOAN. In 1999, Mr. Larsen's salary was $125,000. The Committee believes that Mr. Larsen's base salary and incentive compensation is within the range of compensation for Chief Executive Officers of other companies engaged in the on-line mortgage lending industry and is consistent with the foregoing philosophy and objectives and reflect the scope and level of his responsibilities.

TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

     Section 162(m) of the Code limits the federal income tax deductibility of compensation paid to E-LOAN's Chief Executive Officer and to each of the other four most highly compensated executive officers. E-LOAN may deduct such compensation only to the extent that during any fiscal year the compensation paid to any such individual does not exceed $1,000,000, unless compensation is performance-based and meets certain specified conditions (including stockholder approval). Based on E-LOAN's current compensation plans and policies and the transition rules of Section 162(m), E-LOAN and the Board do not anticipate, for the near future, that E-LOAN will lose any significant tax deduction for executive compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     For the fiscal year ended December 31, 1999, the Compensation Committee consisted of Mr. Ehrenpreis, Mr. Kagle and Mr. Koogle, none of whom is an employee of E-LOAN. E-LOAN is not aware of any interlocks or insider participation required to be disclosed under applicable rules of the Securities and Exchange Commission.

MEMBERS OF THE COMPENSATION COMMITTEE

     Ira M. Ehrenpreis
     Robert Kagle
     Timothy Koogle


SHARE INVESTMENT PERFORMANCE

     The following table shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, for E-LOAN, Inc., the NASDAQ Stock Market Index (US) and the Chase Hambrecht & Quist Internet 100 Index, which is a modified-capitalization weighted index of companies in the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. The Company's shares are traded on the NASDAQ National Market System under the symbol "EELN". The table assumes that $100 was invested in the Company's Common Stock, the NASDAQ Stock Market Index (US) and the Chase Hambrecht & Quist Internet 100 Index from the date of the Company's initial public offering, June 28, 1999, through December 31, 1999, the last trading day of the Company's 1999 fiscal year. Because the Company effected its initial public offering on June 28, 1999, the information in the graph is provided in monthly intervals. Historic stock price performance is not necessarily indicative of future stock price performance.

Period Ending               6/29/99      6/99      7/99      8/99      9/99    10/99     11/99     12/99
-------------               -------      ----      ----      ----      ----    -----     -----     -----
E-LOAN, Inc.                 100.00    275.45    278.13    203.57    154.02   146.88    173.21    116.07

NASDAQ Stock Market          100.00    101.68     99.88    104.05    104.14   112.27    125.39    153.44

Chase H&Q Internet 100       100.00    108.10     95.35    100.38    111.12   122.86    154.85    215.11

ITEM 12. SECURITY OWNERSHIP OF DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information known to E-LOAN with respect to beneficial ownership of E-LOAN's Common Stock as of April 21, 2000, by (i) each beneficial owner of more than 5% of E-LOAN's Common Stock, (ii) E-LOAN's Chief Executive Officer and each of the four other most highly compensated executive officers during the year ended December 31, 1999, (collectively, the "Named Officers"), (iii) each director of E-LOAN and (iv) all directors and executive officers of E-LOAN as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

                                                                Shares Beneficially Owned(1)

Beneficial Owner                                                  Number            Percent
----------------                                                  ------            -------
Benchmark Capital Partners II L.P.(2)                           9,031,534             21.49%
     Robert C. Kagle
Entities affiliated with SOFTBANK(3)                            5,437,797             12.94%
Entities affiliated with Technology Partners(4)                 4,732,070             11.26%
     Ira M. Ehrenpreis
Chris Larsen(5)                                                 3,672,153              8.74%
Janina Pawlowski(6)                                             3,672,303              8.74%
Bank of America Auto Finance Corp.(7)                           2,321,555              5.52%
     Kenneth Lewis
Yahoo, Inc.(8)
     Timothy Koogle                                               971,607              2.31%
Harold "Pete" Bonnikson(9)                                        356,518                  *
Joseph Kennedy(10)                                                236,827                  *
Frank Siskowski(11)                                               152,544                  *
Steven Majerus(12)                                                142,429                  *
Wade Randlett(13)                                                  16,125                  *
 All directors and executive officers as a group               23,898,977             56.86%
 (22 persons)

* Represents less than one percent of the outstanding Common Stock.
------------
(1) Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and information made known to E-LOAN. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 21, 2000 are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 42,034,265 shares of Common Stock outstanding as of April 21, 2000.

(2) Consists of 3,910 shares held directly by Mr. Kagle and 9,027,624 shares held of record by Benchmark Capital Partners II L.P. Mr. Kagle, a Director of E-LOAN, is a member of Benchmark Capital Management Co., L.L.C., the general partner of Benchmark Capital Partners II, L.P. and disclaims beneficial ownership of the shares held by Benchmark Capital Partners II, L.P. except to the extent of his proportionate partnership interest therein. The address for Robert Kagle is Benchmark Capital Management Co. II, L.L.C., 2480 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(3) Consists of 3,514,776 shares held of record by Softbank America, 36,150 shares held of record by Softbank Technology Advisors Fund, LP, and 1,886,871 shares held of record by Softbank Technology Ventures IV, LP. The address for the SOFTBANK entities is 300 Delaware Ave., Ste. 900, Wilmington, DE 19801.

(4) Consists of 2,461,440 shares held of record by Technology Partners Fund VI, L.P. and 2,270,630 shares held of record by Technology Partners Fund V, L.P. Mr. Ehrenpreis, a director of E-LOAN, is a general partner of TPW Management V, managing member of TP Management VI, L.L.C., the general partner of Technology Partners Fund VI, L.P. and disclaims beneficial ownership of the shares held by Technology

     Partners Fund VI, L.P. and Technology Partners Fund V, L.P. except to the extent of his proportionate partnership interest therein. The address for Mr. Ehrenpreis is Technology Partners, 1550 Tiburon Boulevard, Suite A, Belvedere, CA 94920.

(5) Includes 150,000 shares held of record by the Larsen Trust. Also includes 315,459 and 378,549 shares that are pledged to Yahoo, Inc. and Sequoia Capital, respectively, to secure $2,142,857 in full recourse loans made to Mr. Larsen pursuant to separate Loan and Pledge Agreements between Mr. Larsen and these entities. The address for Mr. Larsen is E-LOAN, Inc., 5875 Arnold Road, Dublin, CA 94568.

(6) Includes 150,000 shares held of record by the Pawlowski Trust. Also includes 315,459 and 378,549 shares that are pledged to Yahoo, Inc. and Sequoia Capital, respectively, to secure $2,142,857 in full recourse loans made to Ms. Pawlowski pursuant to separate Loan and Pledge Agreements between Ms. Pawlowski and these entities. The address for Ms. Pawlowski is E-LOAN, Inc. 5875 Arnold Road, Dublin, CA 94568.

(7) Consists of 2,321,555 shares held of record by Bank of America Auto Finance Corp. Mr. Lewis, a Director of E-LOAN, is President and Chief Operating Officer of Bank of America Corporation and disclaims beneficial ownership of the shares held by Bank of America Auto Finance Corp whose address is 1351 Town Center Drive, Las Vegas, NV 89144-6366.

(8) Consists of 971,607 shares held of record by Yahoo! Inc. Excludes 315,459 shares beneficially owned by Chris Larsen and pledged to Yahoo! Inc. pursuant to a Loan and Pledge Agreement between Yahoo! Inc. and Mr. Larsen. Excludes 315,459 shares beneficially owned by Janina Pawlowski and pledged to Yahoo! Inc. pursuant to a Loan and Pledge Agreement between Yahoo! Inc. and Ms. Pawlowski. Mr. Koogle, a Director of E-LOAN, is Chief Executive Officer and Chairman of the Board of Yahoo! and disclaims beneficial ownership of the shares held by Yahoo!

(9) Includes 120,302 shares owned directly, 231,716 shares issuable upon the exercise of stock options , and 4,500 shares held in the name of Mr. Bonnikson's spouse and children to which Mr. Bonnikson disclaims any beneficial ownership.

(10) Consists of 1,229 shares owned directly, 1,000 shares held in trust for the benefit of Mr. Kennedy, and 233,598 shares issuable upon the exercise of stock options Also includes 1,000 shares held by the spouse of Mr. Kennedy to which Mr. Kennedy disclaims any beneficial ownership.

(11) Represents 152,544 shares issuable upon the exercise of stock options.

(12) Includes 93,667 shares owned directly, 48,562 shares issuable upon the exercise of stock options exercisable, and 200 shares held in the name of Mr. Majerus' son to which Mr. Majerus disclaims any beneficial ownership.

(13) Includes 9,250 shares owned directly and 6,875 shares issuable upon the exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with E-LOAN's June 1999 initial public offering, 5,708,066 shares of E-LOAN's Preferred Stock owned by Mr. Bonnikson, Yahoo! Inc., and entities affiliated with Technology Partners, Benchmark Capital Partners and Softbank converted into 17,124,198 shares of E-LOAN's Common Stock.

     In August 1999, E-LOAN acquired Electronic Vehicle Remarketing, Inc., a Delaware corporation ("EVRI"), in a stock exchange agreement for 2.88 million shares of E-LOAN's Common Stock. EVRI has conducted its Internet-based automobile finance business under the name carfinance.com. Eighty percent of the outstanding shares of EVRI were owned by a subsidiary of Bank of America Corporation. The amount of consideration was determined by arms-length negotiations between the Registrant and the stockholders of EVRI (primarily Bank of America). In addition, E-LOAN entered into a broad strategic alliance with Bank of America, and its President, Mr. Lewis, joined E-LOAN's Board of Directors upon completion of the transaction.

     In December 1997, E-LOAN entered into an agreement with Yahoo! Inc., under which E-LOAN became the exclusive provider of mortgage related information on the "Yahoo! Loan Center" website and E-LOAN and Yahoo! will conduct joint marketing activities. In September 1998, E-LOAN entered into a subsequent agreement with Yahoo! which became effective upon the expiration of the December 1997 agreement, under which E-LOAN would continue to be the exclusive provider of mortgage related information on the "Yahoo! Loan Center" website and E-LOAN and Yahoo! would continue to conduct joint marketing activities through February 2000. In March 1999 and October 1999, the parties extended the term of this agreement through April 2001. Pursuant to the agreement, E-LOAN is required to pay a slotting fee plus click-through fees to Yahoo! Timothy Koogle, a Director of E-LOAN, is the Chief Executive Officer and Chairman of the Board of Yahoo!

     There currently exists the following family relationships among the directors, officers or key employees of E-LOAN: Steven Majerus, a Named Executive Officer, is the son of Frank Majerus, a Treasury Analyst for E-LOAN, and is the brother of Robert Majerus, Loan Servicing Manager for E-LOAN.

                                    Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. The following financial statements of E-Loan, Inc. and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 1999:

     Financial Statements                              Page
     Report of Independent Accountants ................F-2
     Balance Sheets ...................................F-3
     Statements of Operations..........................F-4
     Statement of Stockholders' Equity (Deficit) ......F-5
     Statements of Cash Flows .........................F-6
     Notes to Financial Statements ....................F-7

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

     (c) Exhibits. See Index to Exhibits.

     (d) Financial Statement Schedules. See Item 14(a)(2) above.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   E-LOAN, Inc.
                                                   a Delaware corporation



                                                   By: /s/ Chris Larsen
                                                       -------------------------
                                                       Chris Larsen, CEO

        Dated: April 28, 2000


        Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                           TITLE                               DATE
        ---------                           -----                               ----

/s/ Chris A. Larsen       Chief Executive Officer and Director             April 28, 2000
------------------------  (Principal Executive Officer)
Chris A. Larsen

/s/ Joe Kennedy           President and Chief Operating Officer            April 28, 2000
------------------------
Joe Kennedy

/s/ Janina D. Pawlowski   Chairman of the Board                            April 28, 2000
------------------------
Janina D. Pawlowski

/s/ Frank M. Siskowski    Chief Financial Officer                          April 28, 2000
------------------------  (Principal Financial and Accounting Officer)
Frank M. Siskowski

/s/ Ira M. Ehrenpreis     Director                                         April 28, 2000
------------------------
Ira M. Ehrenpreis

/s/ Robert C. Kagle       Director                                         April 28, 2000
------------------------
Robert C. Kagle

/s/ Tim Koogle            Director                                         April 28, 2000
------------------------
Tim Koogle

/s/ Wade Randlett         Director                                         April 28, 2000
------------------------
Wade Randlett

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

        The Series C and C-1 convertible preferred stock are redeemable at any time after December 17, 2001 at the request of no less than 66.67% of the then outstanding Series C and C-1 stockholders. The redemption price was equal to $1.22852 per share plus 10% per annum on the amount payable plus all declared but unpaid dividends. The redemption amounts were payable in three annual installments.

        The Series D convertible preferred stock is redeemable at any time after September 4, 2002 at the request of no less than 66.67% of the then outstanding Series D stockholders and subject to the consent of a majority of the Series C and C-1 convertible preferred stockholders. The redemption price was equal to $9.263 per share plus 10% per annum on

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        the amount payable plus all declared unpaid dividends. The redemption amounts were payable in three annual installments.

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

        In March 2000, the Company reached an agreement to settle a previously existing trademark dispute regarding the use of the Company's name. Accordingly, the Company accrued a one-time expense of $400,000 at December 31, 1999.

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

                                  E-LOAN, INC.

                               INDEX TO EXHIBITS
                                  (Item 14(c))

 3.1(1)   Certificate of Incorporation of E-LOAN as currently in effect.

 3.2(1)   Bylaws of E-LOAN.

10.1(1) Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(4)   1997 Stock Plan and form of agreements thereunder, as amended.

10.3(4) 1999 Employee Stock Purchase Plan and form of agreements thereunder, as amended.

10.4(1)   Employment Agreement with Joseph Kennedy dated March 26, 1999.

10.5(4)   Robert Ferber Employment Agreement.

10.6(4) Restated Investor Rights Agreement dated August 20, 1999 among E-LOAN and certain investors.

10.7(1)   Stock Purchase Agreement with Forum Holdings, Inc. dated May 20, 1999.

10.8(1) Warrant Agreement to Purchase Shares of the Series C Preferred Stock of E-LOAN, Inc. dated March 4, 1998.

10.9(1)   Stock Purchase Warrant issued to Greenwich Capital Financial Products,
          Inc. dated May 20, 1999.

10.10(3) Registration Rights Agreement among the Registrant and the former stockholders of Electronic Vehicle Remarketing, Inc.

10.11(2)+ Service agreement with FCC National Bank.

10.12(1)+ Marketing Agreement with DLJdirect, Inc. dated September 4, 1998.

10.13(1)+ Co-Marketing Agreement with E*Trade Group, Inc. dated March 26, 1998.

10.14(1)+ Marketing Agreement with MarketWatch.com dated February 8, 1999.

10.15(1)  Marketing Agreement with Prism Mortgage Company dated July 6, 1998.

10.16(1)+ License Agreement with Yahoo!, Inc. dated September 1998 and amended in March 1999.

10.17(1)  Marketing Agreement with PHH Mortgage Services Corporation dated
          January 19, 1998.

10.18(4)  Systems & Marketing Agreement with Option One Mortgage.

10.19(4)+ Website Linking Agreement with Providian.

10.20(5)+ AutoConnect Referral Agreement.

10.21(5)+ AutoConnect Addendum to Referral Agreement.

10.22(5)+ Intelligent Life Corporation Agreement.

10.23(5)+ Kelley Blue Book Agreement.

10.24(5)+ Kelley Blue Book Amendment to Referral Agreement.

10.25+    Content Partner/Distribution Agreement with Infoseek Corporation.

10.26(1)  Alliance Agreement between E-LOAN, Inc., E-LOAN Europe BV and Stater
          BV dated March 19, 1999.

10.27(1)+ Joint Venture Agreement with Softbank Corp., dated March 31, 1999.

10.28(4)  Strategic Alliance Agreement with Greenpoint Mortgage Funding, Inc.

10.29(5)+ Bank of America Strategic Alliance Agreement.

10.30(1) Warehousing Credit and Security Agreement with Bank United, a federal savings bank, dated February 3, 1999.

10.31(1)  Broker Agreement with Citicorp Mortgage, Inc. dated September 23, 1997.

10.32(1)+ Underwriting Review Agreement with CMAC Service Company dated
          September 3, 1998.

10.33(1)  Warehouse Credit Agreement with Cooper River Funding, Inc. and GE
          Capital Mortgage Services, Inc. dated June 24, 1998 and Amended and
          Restated Note.


10.34(1)  Loan Purchase Agreement with Countrywide Home Loans, Inc. dated
          September 25, 1998.

10.35(1) Conventional Loan Purchase Agreement with Crestar Mortgage Corporation dated July 1, 1998.

10.36(1)  GMAC Mortgage Corporation Seller's Agreement for Residential Mortgage
          Loans with GMAC Mortgage Corporation dated July 1, 1998.

10.37(1)  Mortgage Loan Purchase and Sale Agreement with Greenwich Capital
          Financial Products, Inc. dated September 25, 1998.

10.38(1)  Master Loan and Security Agreement with Greenwich Capital Financial
          Products, Inc. dated May 20, 1999.

10.39(1)  Wholesale Mortgage Purchase Agreement with PHH Mortgage Services
          Corporation dated June 1, 1998.

10.40(1)  Mortgage Purchase Agreement with Resource Bancshares Mortgage Group,
          Inc. dated May 1, 1998.

10.41(1)  Mortgage Loan Origination Agreement with Chase Home Mortgage
          Corporation dated November 30, 1992.

10.42(1)  Correspondent Agreement with Citicorp Mortgage, Inc. dated June 15,
          1998.

10.43(1)  Conventional Wholesale Mortgage Purchase Agreement with Colonial
          Mortgage Company dated September 1, 1998.

10.44(1)  Lender Associate Agreement with GreenPoint Mortgage dated November 9,
          1998.

10.45(1)  Correspondent Broker Agreement with New America Financial, Inc.

10.46(1)  Correspondent Mortgage Services Agreement with PHH Mortgage Services
          Corporation dated May 20, 1998.

10.47(1)  Correspondent Purchase Agreement with Prism Mortgage Company dated
          March 22, 1998.

10.48(4)  GE Line of Credit Amendment.

10.49(1)  License, Staffing, Purchase and Sale Agreement with NetB@nk dated
          October 1, 1998.

10.50(1)  Underwriting Services Agreement with PMI Mortgage Services Co. Dated
          June 12, 1998.

10.51(1)  Mortgage Selling and Servicing Contract with Federal National Mortgage
          Association dated February 12, 1999.

10.52(1)  Wholesale Lending Agreement with Union Federal Savings Bank of
          Indianapolis dated March 6, 1998.

10.53(1)  Loan and Security Agreement with Silicon Valley Bank dated December 9,
          1998.

10.54(1)  Internet Data Center Services Agreement with Exodus Communications,
          Inc. dated November 10, 1997.

10.55(1)  Mortgage Loan Processing Agreement with NetB@nk dated October 1, 1998.

10.56(1)  Multi-Tenant Office Triple Net Lease with Creekside South Trust dated
          August 19, 1998.

10.57(1)  Second Amendment to Lease with Creekside South Trust dated March  25,
          1999.

10.58(1)  Lease Agreement between JTC and Palo Alto Funding Group, Inc. dated
          June 20, 1996.

10.59(1)  Master Lease Agreement with Comdisco, Inc. dated March 4, 1998.

11.1(1)   Statement regarding computation of per share earnings.

23.1      Consent of PricewaterhouseCoopers LLP, Independent Accountants.

27.1      Financial Data Schedule.

-----------

(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-74945) filed on March 24, 1999 as amended, which Registration Statement became effective June 28, 1999.

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

(5) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999 filed November 22, 1999.

 +   Confidential treatment requested.