Form 10-Q
period 2000-03-31
E LOAN INC
filed 2000-05-12
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of May 1, 2000, 42,119,826 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

E-LOAN, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (unaudited):

Balance Sheets at December 31, 1999 and March 31, 2000	**

Statements of Operations for the three months ended March 31, 1999 and 2000	**

Statements of Cash Flows for the three months ended March 31, 1999 and 2000	**

Notes to Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

Index to Exhibits	**

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
BALANCE SHEETS
(In thousands)

                                                        December 31,  March 31,
                                                         1999          2000
                                                      ------------  ------------
                                                                     (unaudited)
                            ASSETS

Current assets:
  Cash and cash equivalents ........................      $37,748       $25,801
  Mortgage loans held-for-sale .....................       35,140        24,608
  Accounts receivable, net .........................          723            42
  Prepaids and other current assets ................        5,739         4,789
                                                      ------------  ------------
     Total current assets ..........................       79,350        55,240
Furniture and equipment, net .......................        4,053         5,133
Deposits and other assets ..........................        1,686         2,165
Goodwill and intangible assets .....................       67,878        57,945
                                                      ------------  ------------
     Total assets ..................................     $152,967      $120,483
                                                      ============  ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Warehouse lines payable ..........................      $33,115       $23,900
  Accounts payable, accrued expenses and other
    current liabilities ............................       12,901        11,074
  Capital lease obligation .........................          252           252
  Notes payable ....................................        1,167         1,167
                                                      ------------  ------------
     Total current liabilities .....................       47,435        36,393
Capital lease obligations ..........................          483           405
Notes payable ......................................        2,042         1,750
                                                      ------------  ------------
     Total liabilities .............................       49,960        38,548
                                                      ------------  ------------
    COMMITMENTS AND CONTINGENCIES

Common stock, 50,000,000 shares authorized;
 41,891,336 and 41,679,243 shares issued and
 outstanding at March 31, 2000 and
 December 31, 1999................................             42            42
Less: subscription receivable ......................           (4)           (4)
Unearned compensation ..............................      (21,195)      (17,727)
Additional paid in capital .........................      209,738       209,980
Accumulated deficit ................................      (85,574)     (110,356)
                                                      ------------  ------------
    Total stockholders' equity ....................        103,007        81,935
                                                      ------------  ------------
    Total liabilities and stockholders' equity ....       $152,967      $120,483
                                                      ============  ============

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.

STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(Unaudited)

                                         Three Months Ended
                                              March 31,
                                        -------------------
                                           1999     2000
                                        --------- ---------
Revenues ..............................   $4,802    $7,113
Operating expenses:
  Operations ..........................    4,104     6,836
  Sales and marketing .................    3,657     9,134
  Technology ..........................      481     1,122
  General and administrative ..........    1,423     1,789
  Amortization of unearned
      compensation ....................    6,554     3,468
  Amortization of goodwill.............       --     9,933
                                        --------- ---------
   Total operating expenses ...........   16,219    32,282
                                        --------- ---------
   Loss from operations ...............  (11,417)  (25,169)
Other income, net .....................       36       388
                                        --------- ---------
   Net loss ........................... ($11,381) ($24,781)
                                        ========= =========
Net loss per share:
   Basic and diluted ..................   ($0.90)   ($0.59)
                                        ========= =========
Weighed-average shares -
   Basic and diluted ..................   12,598    41,891
                                        ========= =========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                             Three Months Ended
                                                                   March 31,
                                                          ----------------------
                                                             1999        2000
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...........................................   ($11,381)   ($24,781)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization of unearned compensation ............      6,554       3,468
      Amortization of goodwill and intangible costs.....         --       9,933
      Depreciation and amortization of fixed assets.....        210         420
      Change in operating assets and liabilities:
         Accounts receivable ...........................        170         681
         Net change in mortgage loans held-for-sale ....    (21,575)     10,532
         Prepaids, deposits and other assets ...........     (1,431)        471
         Accounts payable, accrued expenses and other ..      2,101      (1,828)
                                                          ----------  ----------
            Net cash used in operating activities ......    (25,352)      (1,104)
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to furniture and equipment ...............       (389)     (1,500)
                                                          ----------  ----------
            Net cash used in investing activities ......       (389)     (1,500)
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, ...........          23         242
    Payments on obligations under capital leases .......        (33)        (78)
    Repayments of notes payable ........................        116        (292)
    Proceeds from warehouse lines payable ..............    270,046     177,943
    Repayments of warehouse lines payable ..............   (250,836)   (187,158)
    Proceeds from issuance of preferred stock, net .....        849          --
                                                          ----------  ----------
            Net cash provided by (used in)
              financing activities .....................     20,165      (9,343)
                                                          ----------  ----------
    Net increase in cash ...............................     (5,576)     (11,947)
    Cash and cash equivalents at beginning of period ...      9,141      37,748
                                                          ----------  ----------
    Cash and cash equivalents at end of period .........     $3,565     $25,801
                                                          ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest .............................       $814        $819
                                                          ==========  ==========

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. THE COMPANY:

E-Loan, Inc. (the "Company") was incorporated on August 26, 1996 and began marketing its services in June 1997. Prior to that date, the Company conducted business through a predecessor company, Palo Alto Funding Group ("PAFG") which was established in 1992 as a mortgage broker. The Company is an online lender and is primarily engaged in the brokerage, origination, and sale of mortgage and auto loans. The Company is a provider of first and second mortgage loans, home equity loans, auto loans, small business loans and credit card referrals. The Company operates as a single operating segment.

2. BASIS OF PRESENTATION:

Interim Financial Information (unaudited)

The accompanying financial statements as of March 31, 2000 and 1999 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2000 and 1999. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 1999. The results for the three months ended March 31, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Software Development Costs

The Company expenses computer software costs as they are incurred in the preliminary project stage in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are amortized over three years on a straight-line basis. For the three months ended March 31, 2000, the Company had capitalized approximately $0.2 million in software development costs.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated ($000s):

                                  Three Months Ended
                                       March 31,
                                 -----------------------
                                    1999       2000
                                 ----------- -----------
Numerator:
  Net loss.....................    ($11,381)   ($24,781)
  Accretion of Series C and D
    manditorily redeemable
    convertible preferred
    stock to redemption value..        (517)       --

Net loss available to common     ----------- -----------
    stockholders...............    ($11,898)   ($24,781)
                                 =========== ===========

Denominator:
  Weighted average common
    shares - basic and diluted..     12,598      41,891

Net loss per share:
  Basic and diluted............      ($0.94)     ($0.59)
                                 =========== ===========

4. WAREHOUSE LINES PAYABLE

As of March 31, 2000, the Company had a warehouse line of credit for borrowings of up to $50 million for interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on the commercial paper rate of the lender plus various percentage rates. Borrowings are collateralized by the mortgage loans held-for- sale. The committed line of credit expires on September 30, 2000. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. At March 31, 1999 and 2000 approximately $19.9 million and $22.5 million was outstanding under this line, respectively. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. The Company was in compliance with these covenants at March 31, 2000.

The Company has an agreement to finance up to $200 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors. Of this amount, $100 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on these funds is 95 basis points (.95%) over LIBOR. The line expires May 20, 2000. At March 31, 2000 there were no outstanding amounts. This agreement includes various non-financial negative and affirmative covenants. The Company was in compliance with these convenants at March 31, 2000. On April 10, 2000, the Company extended this warehouse line through April 9, 2001 with an interest rate of 75 basis points (.75%) over LIBOR.

5. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues ($000s):

                                  Three Months Ended
                                       March 31,
                                 -----------------------
                                    1999       2000
                                 ----------- -----------
Gain on Sale of Loans and
  Brokerage Fee ..............       $3,975      $3,139
Interest Income on Loans......          827         681
Auto Revenues.................         --         3,145
Credit Card and other.........         --           148
                                 ----------- -----------
Total Revenues................       $4,802      $7,113
                                 =========== ===========

The following table provides the components of other income, net ($000s):

                                  Three Months Ended
                                       March 31,
                                 -----------------------
                                    1999       2000
                                 ----------- -----------
Interest on short-term
   investments.................         $62        $553
Interest expense on
   non-warehouse facilities
   borrowings..................         (26)        (89)
   Equity investment loss......                     (67)
   Other.......................                      (9)
                                 ----------- -----------
                                        $36        $388
                                 =========== ===========

6. OPERATING EXPENSES

The following table provides detail of the Company's operating expenses classified by the following categories ($000s):

                                  Three Months Ended
                                       March 31,
                                 -----------------------
                                     1999       2000
                                 ----------- -----------
Compensation and benefits......      $3,615      $5,488
Processing costs...............         186       1,283
Advertising and marketing......       3,257       8,019
Professional services..........         503       1,251
Occupancy costs................         534         829
Computer and internet..........          78         246
General and administrative.....         459       1,036
Interest expense on warehouse
  borrowings...................       1,031         729
Amortization of unearned
  compensation.................       6,554       3,468
Amortization of goodwill.......       --          9,933
                                 ----------- -----------
Total Operating Expenses.......     $16,217     $32,282
                                 =========== ===========

7. COMMITMENTS AND CONTINGENCIES

Financial Instrument Contingencies

Upon receiving a locked commitment from a borrower, the Company simultaneously enters into a non-mandatory forward sale with the ultimate investor. At March 31, 2000 the Company was a party to commitments to fund loans at interest rates previously agreed (locked) by both the ultimate lender and the borrower for specified periods of time. Prior to originating loans under these commitments, the Company evaluates each customer's credit and collateral worthiness. The Company uses its best efforts to fund these locked loans within the agreed-upon locked period. If the loan cannot be funded within this period, or if the Company is unable to secure a rate lock from the ultimate lender equal to or less than the rate lock extended to the borrower, the Company will earn less revenue than it anticipated at the time it locked with the borrower. At March 31, 2000, the Company had provided locks to originate loans amounting to approximately $86.7 million (the "locked pipeline"). In addition, the Company had commitments at March 31, 2000, in its capacity as a broker, amounting to approximately $1.9 million.

At March 31, 2000, the Company had entered into non-mandatory forward loan sale agreements, including commitments with lenders for brokered loans, amounting to approximately $113.5 million (this includes the mortgage loans held-for-sale at March 31, 2000, of approximately $24.9 million). The forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well-established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

8. SUBSEQUENT EVENTS

Securities Purchase Agreement

On April 25, 2000, the Company entered into a Securities Purchase Agreement with six institutional investors, including two current investors. Pursuant to the agreement, the Company agreed to sell, subject to the approval of its stockholders, an aggregate of 10,666,664 shares of its common stock at a purchase price of $3.75 per share (the "Private Placement"). The aggregate gross proceeds to be received from the sale will be $40,000,000. The Company has agreed to register these shares for resale under applicable securities laws.

Marketing Agreement

On April 25, 2000, the Company also entered into a Marketing Agreement with Charles Schwab & Co, Inc. ("Schwab"), an affiliate of The Charles Schwab Corporation, pursuant to which Schwab has agreed to provide certain marketing services to the Company including the development of a co-branded website on which the Company will offer its services to Schwab's customers. In addition to certain cash payments to be made by the Company to Schwab pursuant to the Marketing Agreement, the Company has also agreed to issue to Schwab a total of 13.1 million warrants to purchase common stock in two tranches (the "Warrants"). The first tranche of 6.5 million warrants have a three year term and are exercisable at $3.75 per share. The second tranche consists of 6.6 million warrants with a three and a quarter year term and are exercisable at $15.00 per share. The Company has agreed to register for resale under the applicable securities laws the shares issuable upon the exercise of the Warrants.

At the Company's Annual Meeting to be held on June 14, 2000, the Company's stockholders will be asked to approve the issuance of the common stock under the Private Placement, the Warrants and the shares of common stock issuable upon exercise of the Warrants pursuant to NASDAQ listing maintenance rules.

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

Mortgage Revenues

E-LOAN's mortgage revenues are derived from the origination and sale of self-funded loans and, to a lesser extent, from the brokering of loans. Brokered loans are funded through lending partners and E-LOAN never takes title to the mortgage. Brokerage revenues are comprised of the mark-up to the lending partner's loan price, and processing and credit reporting fees. These revenues are recognized at the time a loan is closed. Self-funded loans are funded through E-LOAN's own warehouse lines of credit and sold to mortgage loan purchasers. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs, other processing fees and interest paid by borrowers on loans that E-LOAN holds for sale. These revenues are recognized at the time the loan is sold or, for interest income, as earned during the period from funding to sale. E-LOAN earns additional revenue from its self-funded loans as compared to brokered loans because the sale of loans includes a service release premium.

Auto Revenues

E-LOAN's auto revenues are derived from the brokering of auto loans. Auto brokerage revenues are primarily comprised of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is closed. Loans were primarily brokered to Bank of America in the quarter ended March 31, 2000. In the second quarter of this year, E-LOAN expects to begin funding auto loans and then selling them to auto loan purchasers in a manner similar to its approach with mortgage loans.

General

In generating revenues, E-LOAN relies on a number of strategic Internet distribution partners to direct a significant number of prospective customers to its website. E-LOAN considers its distribution partnerships with Yahoo!, E*Trade, Wingspanbank.com, Kelley Blue Book, AutoTrader.com, bankrate.com, Microsoft Carpoint and autobytel to be the most critical to its ability to generate revenues. Both Yahoo! and E*Trade have made equity investments in E-LOAN.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                  Three Months Ended
                                       March 31,
                                 -----------------------
                                      1999       2000
                                 ----------- -----------
Revenues                                100%        100%
Operating Expenses:
   Operations..................          92%         96%
   Sales and Marketing.........          77%        128%
   Technology..................          11%         16%
   General and administrative..          21%         25%
   Amortization of unearned
    compensation...............         137%         49%
   Amortization of goodwill....           0%        140%
                                 ----------- -----------
   Total operating expenses....         338%        454%
                                 ----------- -----------
Loss from operations...........        -238%       -354%
  Other income (loss), net.....           1%          5%
                                 ----------- -----------
Net Loss.......................        -237%       -348%
                                 =========== ===========

PRO FORMA NET LOSS (SUPPLEMENTAL)

Pro forma net loss for the first quarter of 2000 was $11.4 million, with a pro forma net loss per share of $0.27 on 41.9 million shares. This compares to a pro forma net loss of $4.8 million in the first quarter of 1999, with a pro forma net loss per share of $0.15 on 33.1 million pro forma shares. Pro forma results exclude the effects of non-cash compensation charges and goodwill amortization. Pro forma shares outstanding prior to the Company's initial public offering on June 28, 1999 assume the conversion of preferred stock as if the conversion occurred at the beginning of the period or at date of issuance, if later.

Revenues

Revenues increased to $7.1 million from $4.8 million for the three months ended March 31, 2000 and 1999, respectively. Revenues for the quarter ended March 31, 2000 reflect the increased diversity of the Company's revenue streams with mortgage loans and auto loans contributing $3.8 million and $3.1 million, respectively. As a result, E-LOAN continues to be less reliant on mortgage refinance loans which are more sensitive to changes in interest rates. Refinance mortgages for the quarter ended March 31, 2000 accounted for 24% of total revenues compared to 96% of total revenues for the quarter ended March 31, 1999.

Operating Expenses

Total Operating Expenses. Total operating expenses increased to $32.3 million from $16.2 million for the three months ended March 31, 2000 and 1999, respectively. The increase was primarily due to significant increases in amortization of goodwill, expanded advertising and promotional activities and employee compensation and other expenses related to personnel as a result of increased headcount.

Operations. Operations expense is comprised of both fixed and variable expenses, including employee compensation and expenses associated with the production and sale of loans and interest expense paid by E-LOAN under the warehouse facilities it uses to fund mortgage loans held for sale. Operations expense increased to $6.8 million from $4.1 million, and as a percentage of revenues to 96% from 92% for the three months ended March 31, 2000 and 1999, respectively. The increase is primarily due to greater loan volume and a higher percentage of self-funded loans with related interest expense. E-LOAN expects operations expenses to trend lower as a percentage of revenues going forward as it further streamlines the loan process and leverages its fixed costs over a growing loan volume.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses related to advertising, promotion and distribution partnerships and employee compensation and other expenses related to personnel. Sales and marketing expense increased to $9.1 million from $3.7 million, and as a percentage of revenues to 128% from 77% for the three months ended March 31, 2000 and 1999, respectively. The increase is primarily due to a substantial investment in expenses for advertising, promotion and distribution partnerships, as well as increases in compensation associated with additional headcount. E-LOAN intends to moderately increase absolute dollar spending in sales and marketing activities in an effort to increase origination volume and increase overall brand awareness.

Technology. Technology expense includes employee compensation and consulting fees related to website development, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense increased to $1.1 million from $0.5 million, and as a percentage of revenues to 16% from 11% for the three months ended March 31, 2000 and 1999, respectively. The increase was primarily the result of the growth in engineering and management information systems personnel to support the expansion of online operations. E-LOAN intends to moderately increase absolute dollar spending on technology in an effort to further improve the online loan origination process and implement new features and services to its website. E-LOAN capitalized $350,000 of website development costs during the three months ended March 31, 2000.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense increased to $1.8 million from $1.4 million, and as a percentage of revenues to 25% from 21% for the three months ended March 31, 2000 and 1999, respectively. The increase was primarily due to the addition of general and administrative headcount and increased professional services fees. General and administrative expenses are expected to stay relatively constant in the upcoming quarters.

Amortization of Unearned Compensation. As of December 31, 1999, the Company had an unamortized unearned compensation balance of $38.2 million in connection with certain stock issuances and option grants, which were considered to be compensatory. The Company did not record any additional amounts related to unearned compensation during the three months ended March 31, 2000. For the three months ended March 31, 2000 and 1999, the amortization of unearned compensation related to stock options was $3.5 million and $6.5 million, respectively. The amortization of unearned compensation charge will continue to decrease in absolute dollars as the Company is amortizing the related expense on an accelerated basis.

Amortization of Goodwill. Amortization of goodwill was $9.9 million for the three months ended March 31, 2000. There was no amortization of goodwill in the comparable period last year. E-Loan is amortizing the goodwill and acquired intangible assets related to the acquisition of Carfinance.com on September 17, 1999, on a straight-line basis over two years.

Other Income, net.

Other income, net, increased to $388,000 from $36,000 for the three months ended March 31, 2000 and 1999, respectively. The increase is primarily attributable to the increase of interest income on investments of $551,000 in the first quarter of 2000 compared to $62,000 in the first quarter of 1999.

Liquidity and Capital Resources

E-LOAN's sources of cash flow include cash from the gain on sale of self-funded mortgage loans, borrowings under warehouse lines of credit and other credit facilities, brokerage fees, interest income, credit card referrals and the sale of equity securities in both private and public transactions. E-LOAN's uses of cash include the funding of mortgage loans, repayment of amounts borrowed under warehouse lines of credit, operating expenses, payment of interest, and capital expenditures primarily comprised of furniture, fixtures, computer equipment, software and leasehold improvements.

Net cash used in operating activities was ($25.4) million and ($1.1) million for the three months ended March 31, 1999 and 2000, respectively. Net cash used in operating activities during the three months ended March 31, 2000, was primarily due to an increase in net losses, offset by a reduction in loans held for sale. Net cash used in operating activities during the three months ended March 31, 1999, was primarily due to an increase in net losses and loans held for sale.

Net cash used in investing activities was ($0.4) million and ($1.5) million for the three months ended March 31, 1999 and 2000, respectively. Net cash used in investing activities during these periods was primarily for the purchase of software, furniture and equipment and leasehold improvements.

Net cash provided (used) by financing activities was $20.2 million and ($9.3) million for the three months ended March 31, 1999 and 2000, respectively. Net cash provided (used) in these periods was primarily from proceeds (repayments) on borrowings under E-LOAN's warehouse lines of credit and other credit facilities.

As of March 31, 2000, the Company had cash and cash equivalents of $25.8 million and operating credit lines of $1.5 million, which the Company believes is sufficient to fund operations through December 31, 2000. On April 25, 2000, the Company entered into a Securities Purchase Agreement with six institutional investors, including two current investors. See "Subsequent Events".

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $11.4 million and $24.7 million for the three months ended March 31, 1999 and 2000, respectively. As of March 31, 2000, our accumulated deficit was $110.4 million. Because we expect to continue to incur significant sales and marketing expenses and our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to achieve and maintain profitability. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

WE HAVE A LIMITED OPERATING HISTORY AND CONSEQUENTLY FACE SIGNIFICANT RISKS AND CHALLENGES IN BUILDING OUR BUSINESS

We were incorporated in August 1996, initiated our online mortgage operations in June 1997 and acquired our online auto operations in September 1999. Since we began our online mortgage operations, we have operated during only one downturn in the mortgage business, which commenced in 1999 and is continuing. We cannot assure you that we will be able to operate successfully if the current downturn continues further or becomes more extensive. As a result of our limited operating history, our recent growth and our reporting responsibilities as a public company, we will need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our underwriting, accounting, finance, marketing, and operations departments.

OUR QUARTERLY FINANCIAL RESULTS ARE VULNERABLE TO SIGNIFICANT FLUCTUATIONS AND SEASONALITY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE

Due to rising interest rates and other factors, it is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. Certain months or quarters have historically experienced a greater volume of purchase money mortgage and auto loan applications and funded loans. As a result, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our quarterly operating results.

INTEREST RATE FLUCTUATIONS COULD ADVERSELY AFFECT OUR BUSINESS IN SEVERAL WAYS, INCLUDING CUSTOMERS' INCENTIVE TO REFINANCE EXISTING MORTGAGE LOANS AND OUR COSTS OF INTERNALLY FUNDED MORTGAGE LOANS

A significant percentage of our mortgage customers use our services to refinance existing mortgages and they are motivated to do so primarily when interest rates fall below the rates of their existing mortgages. In the event interest rates significantly increase, consumers' incentive to refinance will be greatly reduced and the number of loans that we originate could significantly decline.

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

WE HAVE RECENTLY EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS, AND IF WE ARE UNABLE TO MANAGE THIS GROWTH, OUR BUSINESS WILL BE ADVERSELY AFFECTED

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At March 31, 1999 and 2000, we had 237 and 364 full-time employees, respectively.

IF ONLINE LENDING AND OUR SERVICE OFFERINGS DO NOT ACHIEVE WIDESPREAD CONSUMER ACCEPTANCE, OUR BUSINESS WILL BE ADVERSELY AFFECTED

Our success will depend in large part on widespread consumer acceptance of obtaining mortgage and auto loans online. The development of an online market for mortgage and auto loans has only recently begun, is rapidly evolving and likely will be characterized by an increasing number of market entrants. Our future growth, if any, will depend on the following critical factors:

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

THE LOSS OF ONE OR MORE OF OUR SIGNIFICANT DISTRIBUTION PARTNERS WOULD ADVERSELY AFFECT OUR BUSINESS

We rely on Internet distribution partners to direct a significant number of prospective customers to our website. If we lose any of our significant distribution partners, we will likely fail to meet our growth objectives, both in terms of additional borrowers and increased brand awareness. Approximately 23% and 40% of our mortgage and auto loan applications were derived from the websites of our distribution partners during the three months ended March 31, 2000 and 1999, respectively. Our agreements with our distribution partners are typically short-term, from one to three years in length, and can be terminated for any reason upon 30 to 60 days prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If any of these agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business would be adversely affected.

THE TERMINATION OF ONE OR MORE OF OUR MORTGAGE LOAN FUNDING SOURCES WOULD ADVERSELY AFFECT OUR BUSINESS

We depend on GE Capital Mortgage Services, Inc. to finance our self- funded mortgage loan activities through the warehouse credit facility they provide. We also depend on Greenwich Capital Financial Products, Inc. to finance portions of our mortgage loan inventory pending ultimate sale to mortgage loan purchasers. If either of these warehouse credit facilities becomes unavailable, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. In the past, we have had to obtain waivers from Greenwich Capital and GE Capital as a result of our failure to comply with covenants regarding the issuance of capital stock, excess asset purchases and the breach of financial ratios.

Our agreement with Greenwich Capital expires in May 2001 and our agreement with GE Capital expires in September 2000.

WE ARE DEPENDENT ON ONE LENDING SOURCE FOR THE MAJORITY OF OUR AUTO LOAN BUSINESS

Currently, the majority of our auto loans are funded through Bank of America pursuant to a Transition Services Agreement entered into in connection with our acquisition of Electronic Vehicle Remarketing, Inc. If Bank of America is unable to fund our auto loans, we may experience delays in processing loans or an inability to accept or process auto loan applications until we are able to secure new sources of funding. Additional sources of funding for our auto loans may not be available on favorable terms or at all.

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

E-LOAN licenses its mortgage loan origination systems and proprietary marks to NetB@nk to enable netB@nk to fund mortgage loans under the E- LOAN brand in four states, and has agreements with PHH Mortgage Services Corporation and Prism Mortgage Company relating to the fulfillment of all aspects of mortgage loan transaction processing following origination in one state. Each of these agreements may be terminated by either party upon 30 days prior written notice. The termination of any or all of these agreements could have a material adverse effect on our business.

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

DIFFICULTIES PRESENTED BY INTERNATIONAL FACTORS COULD NEGATIVELY AFFECT OUR BUSINESS

A key part of our strategy is to develop E-LOAN-branded online properties in international markets and we have, through joint ventures and unconsolidated subsidiaries, developed E-LOAN properties localized for other countries. To date, we have only limited experience in developing localized versions of our products and marketing and operating our products and services internationally and we rely on the efforts and abilities of our foreign business partners in such activities.

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

IF WE FAIL TO COMPLY WITH THE NUMEROUS LAWS AND REGULATIONS THAT GOVERN OUR INDUSTRY, OUR BUSINESS COULD BE ADVERSELY AFFECTED

Our business must comply with all applicable state and federal laws, and with extensive and complex rules and regulations of, and licensing and examination by, various federal, state and local government authorities. These rules impose obligations and restrictions on our auto business and our residential loan brokering and lending activities. In particular, these rules limit the mortgage broker fees, interest rates, finance charges and other fees we may assess, require extensive disclosure to our customers, prohibit discrimination and impose on us multiple qualification and licensing obligations. We may not always have been and may not always be in compliance with these requirements. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, voiding of loan contracts or security interests, indemnification liability or the obligation to repurchase mortgage loans sold to mortgage loan purchasers, rescission of mortgage loans, class action lawsuits, administrative enforcement actions and civil and criminal liability.

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, AND COULD DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

In September 1999, we acquired Electronic Vehicle Remarketing, Inc., and we may acquire or make investments in other complementary businesses, technologies, services or products in the future. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. In the past, we have had discussions with companies regarding our acquiring, or investing in, their businesses, products, services, or technologies and we expect to have additional discussions in the future. If we acquire a company, we could have difficulty in assimilating that company's personnel, operations, technology, and software. In addition, the key personnel of the acquired company may decide not to work for us. We could also have difficulty in integrating the acquired products, services or technologies into our operations and we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS OR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE EFFECT ON OUR BUSINESS

Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly co-founders Chris Larsen, Chief Executive Officer, and Janina Pawlowski, Chairman of the Board of Directors as well as Joseph Kennedy, President and Chief Operating Officer. Ms. Pawlowski, a licensed real estate broker, is responsible for all of our mortgage activities in California and two other states. If Ms. Pawlowski were to terminate her relationship with us for any reason, we would not be able to conduct mortgage business in these states until a replacement is found. The loss of the services of Mr. Larsen, Ms. Pawlowski, Mr. Kennedy, Mr. Ferber or other key employees, would also likely have an adverse effect on our business, results of operations and financial condition. We have not entered into employment agreements with any of our executives, except Mr. Kennedy and Mr. Ferber, and we do not maintain "key person" life insurance for any of our personnel.

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

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO EXPAND AND PROMOTE OUR BRAND RECOGNITION

Establishing and maintaining our brand is critical to attracting and expanding our customer base, solidifying our business relationships and successfully implementing our business strategy. We cannot assure you that our brand will be positively accepted by the market or that our reputation will be strong. Promotion and enhancement of our brand will also depend, in part, on our success in providing a high-quality customer experience. We cannot assure you that we will be successful in achieving this goal. To date, we have received customer complaints regarding the quality of our service. If these complaints persist, they may significantly damage our reputation and offset the efforts we make in promoting and enhancing our brand and could have an adverse effect on our business, results of operations and financial condition. If visitors to our website do not perceive our existing services to be of high quality or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be diluted, thereby decreasing the attractiveness of our service to potential customers.

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

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SAFEGUARD THE SECURITY AND PRIVACY OF OUR CUSTOMERS' FINANCIAL DATA

Internet usage could decline if any well-publicized compromise of security occurred. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by any breaches that occur. We also retain on our premises personal financial documents that we receive from prospective borrowers in connection with their loan applications. These documents are highly sensitive and if a third party were to misappropriate our customers' personal information, customers could possibly bring legal claims against us. We cannot assure you that our privacy policy will be deemed sufficient by our prospective customers or any federal or state laws governing privacy, which may be adopted in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2000, the Company did not maintain a trading portfolio. As a result, E-LOAN is not exposed to market risk as it relates to trading activities. The majority of E-LOAN's portfolio is held for sale which requires E-LOAN to perform market valuations of its pipeline, its mortgage portfolio held for sale and related forward sale commitments in order to properly record the portfolio and the pipeline at the lower of cost or market. Therefore, E-LOAN monitors the interest rates of its loan portfolio as compared to prevailing interest rates in the market.

Because E-LOAN pre-sells its mortgage loan commitments forward, E-LOAN believes that a 100 basis point increase or decrease in long-term rates would not have a significant adverse effect on E-LOAN's earnings from its interest rate sensitive assets. E-LOAN pays off the warehouse lines payable when the loan is sold and consequently would not be expected to incur significant losses from an increase in interest rates on the line due to the short timeframe that the line is drawn down. However, since a high percentage of E-LOAN's closed mortgage loan volume is from refinancings, E-LOAN's future operating results are more sensitive to interest rate movements than a mortgage lender who has a lower proportion of refinancings.

In the future, if E-LOAN does not pre-sell the mortgage commitments, its market risk could change significantly.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 8, 2000, the Company reached a settlement with EduCap, Inc., a provider of educational loan services and financing for computer equipment for use in education, on a dispute concerning the use of the name "E-LOAN". On August 2, 1999, the Company initiated a declaratory judgment action in the United States District Court for the Northern District of California against EduCap, the alleged owner of the trademark THE E-LOAN, stating that the Company had not engaged in unfair competition or infringed upon any trademark or other rights of EduCap by using the name or mark E-LOAN. On October 1, 1999, EduCap initiated an action against the Company in the United States District Court for the Eastern District of Virginia alleging that the Company's use of the name E-LOAN was wrongful, likely to cause consumer confusion, and infringed EduCap's alleged trademark THE E-LOAN. EduCap sought to recover damages and to enjoin the Company from using the name or mark E-LOAN or any other colorable imitation of the mark, in any way, including in the Company's corporate name, in the address of its website, and in its advertising materials. After exchanging discovery, the parties settled the case on March 8, 2000. All disputes between the companies have been resolved and all claims dismissed. The settlement resulted in a non-recurring charge of $400,000 for the fourth quarter of 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2000, the Company did not sell any unregistered securities.

On July 2, 1999 E-LOAN completed an initial public offering in which it sold 4,020,000 shares of its common stock and 5,000 shares were sold by a selling stockholder. The managing underwriters of the offering were Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC, DLJdirect Inc. and E*Trade Securities Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-74945) that was declared effective by the Securities and Exchange Commission on June 28, 1999. All 4,025,000 shares of common stock registered under the Registration Statement were sold at a price of $14.00 per share for gross proceeds to E-LOAN of $56.2 million and gross proceeds to the selling stockholder of $70,000. Offering proceeds to E-LOAN, net of underwriter discounts, were approximately $52.3 million.

From June 28, 1999, the effective date of the Registration Statement, to March 31, 2000, the Company has used approximately $39 million of the initial public offering proceeds for working capital purposes, including expenses associated with advertising campaigns, brand- name promotions and other marketing efforts and capital expenditures. All amounts represent estimates of direct or indirect payments of amounts to third parties. No amounts were paid directly or indirectly for the above purposes to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company. The use of proceeds described above do not represent a material change in the use of proceeds described in the offering prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.60+ RE/MAX Agreement

27.1 Financial Data Schedule

(b) Reports on Form 8-K

There have been no reports on Form 8-K filed during the three months ended March 31, 2000.

+ Confidential treatment requested

E-LOAN, INC.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

Dated: May 12, 2000

By:	/s/ Frank Siskowski

Frank Siskowski
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

Exhibit Number	Description
10.60	RE/MAX Agreement
27.1	Financial Data Schedule