Form 10-Q
period 2000-06-30
E LOAN INC
filed 2000-08-14
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of August 1, 2000, 52,898,366 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

E-LOAN, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (unaudited):

Balance Sheets at December 31, 1999 and June 30, 2000	**

Statements of Operations for the three and six months ended June 30, 1999 and June 30,2000	**

Statements of Cash Flows for the six months ended June 30, 1999 and June 30, 2000	**

Notes to Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

Index to Exhibits	**

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
BALANCE SHEETS
(In thousands)

                                                        December 31,   June 30,
                                                           1999          2000
                                                      ------------  ------------
                                                                    (unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents ........................      $37,748       $50,814
  Loans held-for-sale ..............................       35,140        13,509
  Accounts receivable, net .........................          723           165
  Prepaids and other current assets ................        5,739         9,498
                                                      ------------  ------------
     Total current assets ..........................       79,350        73,986
Fixed assets, net ..................................        4,053         6,858
Deposits and other assets ..........................        1,686         2,098
Goodwill and intangible assets .....................       67,878        48,011
                                                      ------------  ------------
     Total assets ..................................     $152,967      $130,953
                                                      ============  ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Warehouse lines payable ..........................      $33,115       $12,211
  Accounts payable, accrued expenses and other......       12,901        13,504
  Capital lease obligation .........................          252           252
  Notes payable ....................................        1,167         1,167
                                                      ------------  ------------
     Total current liabilities .....................       47,435        27,134
Capital lease obligations ..........................          483           327
Notes payable ......................................        2,042         1,458
                                                      ------------  ------------
     Total liabilities .............................       49,960        28,919
                                                      ------------  ------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
  Common stock, 70,000,000 and 150,000,000 $0.001
   par value shares authorized, 41,679,243 and
   52,892,993 shares issued and outstanding at
   December 31, 1999 and June 30, 2000..............           42            53
Less: subscription receivable ......................           (4)           (4)
Marketing services receivable.......................           --       (11,941)
Unearned compensation ..............................      (21,195)      (14,809)
Additional paid in capital .........................      209,738       262,202
Accumulated deficit ................................      (85,574)     (133,467)
                                                      ------------  ------------
     Total stockholders' equity.....................      103,007       102,034
                                                      ------------  ------------
     Total liabilities and stockholders' equity.....     $152,967      $130,953
                                                      ============  ============

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.

STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(Unaudited)

                                         Three Months Ended  Six Months Ended
                                              June 30,            June 30,
                                        ------------------- --------------------
                                           1999     2000       1999     2000
                                        --------- --------- --------- ----------
Revenues ..............................   $4,562    $8,483    $9,364    $15,597
Operating expenses:
  Operations ..........................    4,835     7,170     9,274     14,006
  Sales and marketing .................    7,574     7,596    11,272     16,730
  Technology ..........................      749     1,707     1,279      2,829
  General and administrative ..........    2,473     1,953     3,469      3,742
  Amortization of non-cash marketing
      costs ...........................       --       519        --        519
  Amortization of unearned
      compensation ....................    5,785     2,918    12,339      6,386
  Amortization of goodwill.............       --     9,933        --     19,867
                                        --------- --------- --------- ----------
   Total operating expenses ...........   21,416    31,796    37,633     64,079
                                        --------- --------- --------- ----------
   Loss from operations ...............  (16,854)  (23,313)  (28,269)   (48,482)
Other income (loss), net ..............      (66)      201       (31)       589
                                        --------- --------- --------- ----------
   Net loss ........................... ($16,920) ($23,112) ($28,300)  ($47,893)
                                        ========= ========= ========= ==========

Accretion of preferred stock ..........     (525)       --    (1,042)       --
                                        --------- --------- --------- ----------
   Net loss applicable to common
      shareholders..................... ($17,445) ($23,112) ($29,342)  ($47,893)
                                        ========= ========= ========= ==========
Net loss per share:
   Basic and diluted ..................   ($1.29)   ($0.53)   ($2.24)    ($1.12)
                                        ========= ========= ========= ==========
Weighed-average shares -
   Basic and diluted ..................   13,546    43,933    13,072     42,907
                                        ========= ========= ========= ==========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                             Six Months Ended
                                                                   June 30,
                                                          ----------------------
                                                             1999        2000
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...........................................   ($28,300)   ($47,893)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization of unearned compensation ............     12,339       6,386
      Amortization of goodwill and intangible assets....         --      19,867
      Amortization of non-cash marketing costs..........         --         519
      Charitable contribution of common stock ..........        900          --
      Depreciation .....................................        466         967
      Changes in operating assets and liabilities:
         Accounts receivable ...........................        202         558
         Net change in loans held-for-sale .............    (28,308)     21,631
         Prepaids, deposits and other assets ...........     (7,377)     (4,171)
         Accounts payable, accrued expenses and other
            payables....................................     10,175         603
                                                          ----------  ----------
            Net cash used in operating activities ......   (39,903)     (1,533)
                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of furniture and equipment ................     (1,788)     (3,772)
                                                          ----------  ----------
            Net cash used in investing activities ......     (1,788)     (3,772)
                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of issuance costs related to common stock ..     (1,351)         --
    Proceeds from issuance of common stock, net ........        153         398
    Proceeds from private placement, net of offering
       costs............................................         --      39,205
    Common Stock issued in connection with Employee
       Stock Purchase Plan..............................         --         412
    Proceeds from warehouse lines payable ..............    583,315     411,627
    Repayments of warehouse lines payable ..............   (555,255)   (432,531)
    Proceeds from notes payable ........................      5,855          --
    Repayments of notes payable ........................         --        (584)
    Payments on obligations under capital lease ........        (85)       (156)
    Proceeds from issuance of preferred stock, net .....        849          --
                                                          ----------  ----------
            Net cash provided by
              financing activities .....................     33,481      18,371
                                                          ----------  ----------
    Net (decrease) increase in cash ...................      (8,210)     13,066
    Cash and cash equivalents at beginning of period ...      9,141      37,748
                                                          ----------  ----------
    Cash and cash equivalents at end of period .........       $931     $50,814
                                                          ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest .............................     $1,469      $1,978
                                                          ==========  ==========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. THE COMPANY:

E-Loan, Inc. (the "Company" or "E-LOAN") was incorporated on August 26, 1996 and began marketing its services in June 1997. Prior to that date, the Company conducted business through a predecessor company, Palo Alto Funding Group ("PAFG") which was established in 1992 as a mortgage broker. The Company is an online lender and is primarily engaged in the brokerage, origination, and sale of mortgage and auto loans. The Company is a provider of first and second mortgage loans, home equity loans, auto loans, small business loans and credit card referrals. The Company operates as a single operating segment.

2. BASIS OF PRESENTATION:

Interim Financial Information (unaudited)

The accompanying financial statements as of June 30, 2000 and 1999 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 2000 and 1999. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 1999. The results for the three months and six months ended June 30, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Software Development Costs

The Company expenses computer software costs as they are incurred in the preliminary project stage in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are amortized over one to three years on a straight-line basis. For the six months ended June 30, 2000, the Company had capitalized approximately $0.8 million in software development costs.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated ($000s except per share amounts):

                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                  ----------------------- ---------------------
                                     1999       2000         1999      2000
                                  ----------- ----------- ---------- ----------
Numerator:
  Net loss.....................     ($16,920)   ($23,112)  ($28,300)  ($47,893)
  Accretion of Series C and D
    manditorily redeemable
    convertible preferred
    stock to redemption value..         (525)       --       (1,042)       --

Net loss available to common      ----------- ----------- ---------- ----------
    stockholders...............     ($17,445)   ($23,112)  ($29,342)  ($47,893)
                                  =========== =========== ========== ==========

Denominator:
  Weighted average common shares -
    Basic and diluted...........      13,546      43,933     13,072     42,907

Net loss per share:
  Basic and diluted............       ($1.29)     ($0.53)    ($2.24)    ($1.12)
                                  =========== =========== ========== ==========

4. WAREHOUSE LINES PAYABLE

As of June 30, 2000, the Company had a warehouse line of credit for borrowings of up to $50 million for interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on the commercial paper rate of the lender plus various percentage rates. Borrowings are collateralized by the mortgage loans held-for-sale. The committed line of credit expires on September 30, 2000. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines.

At June 30, 199 and 2000 approximately $23 million and $9.5 million was outstanding under this line, respectively. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. The Company was in compliance with these covenants at June 30, 2000. The Company has an agreement to finance up to $200 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors. Of this amount, $100 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on these funds is 75 basis points (.75%) over LIBOR. The line expires April 9, 2001. At June 30, 2000 there were no outstanding amounts. This agreement includes various non-financial negative and affirmative covenants. The Company was in compliance with these convenants at June 30, 2000.

5. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues ($000s):

                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                  ----------------------- ---------------------
                                     1999       2000         1999      2000
                                  ----------- ----------- ---------- ----------
Gain on sale of loans and
  brokerage fee ..............        $3,579      $4,190     $7,554     $7,329
Interest income on loans......           983       1,123      1,810      1,804
Auto revenues.................          --         2,962        --       6,107
Credit card and other.........          --           208        --         357
                                  ----------- ----------- ---------- ----------
Total Revenues................        $4,562      $8,483     $9,364    $15,597
                                  =========== =========== ========== ==========

The following table provides the components of other income, net ($000s):

                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                  ----------------------- ---------------------
                                     1999       2000         1999      2000
                                  ----------- ----------- ---------- ----------
Interest on short-term
   investments...................        $23        $276        $85       $827
Interest expense on
   non-warehouse facility
   borrowings....................        (50)        (83)       (77)      (172)
   Equity investment income
     (loss)......................        (14)          8        (14)       (59)
   Other.........................        (25)       --          (25)        (7)
                                  ----------- ----------- ---------- ----------
                                        ($66)       $201       ($31)      $589
                                  =========== =========== ========== ==========

6. OPERATING EXPENSES

The following table provides detail of the Company's operating expenses classified by the following categories ($000s):

                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                  ----------------------- ---------------------
                                     1999       2000         1999      2000
                                  ----------- ----------- ---------- ----------
Compensation and benefits......       $4,270      $5,867     $7,884    $11,354
Processing costs...............          453       1,135        639      2,418
Advertising and marketing......        6,386       6,739      9,641     14,760
Professional services..........        1,214       1,440      1,718      2,690
Occupancy costs................          641         875      1,175      1,704
Computer and internet..........          195         173        273        419
General and administrative.....        1,468       1,121      1,928      2,157
Interest expense on warehouse
  borrowings...................        1,004       1,076      2,036      1,805
Amortization of non-cash
  marketing costs..............        --            519       --          519
Amortization of unearned
  compensation.................        5,785       2,918     12,339      6,386
Amortization of goodwill and
  intangible assets............        --          9,933       --       19,867
                                  ----------- ----------- ---------- ----------
Total Operating Expenses.......      $21,416     $31,796    $37,633    $64,079
                                  =========== =========== ========== ==========

7. COMMITMENTS AND CONTINGENCIES

Financial Instrument Contingencies

E-Loan originates mortgage loans and manages the market risk related to these loans through Best Efforts and Hedging Programs.

Best Efforts

Upon receiving a locked commitment from a borrower, the Company simultaneously enters into a non-mandatory forward sale with the ultimate investor. At June 30, 2000, the Company was a party to commitments to fund loans at interest rates previously agreed (locked) by both the ultimate lender and the borrower for specified periods of time. Prior to originating loans under these commitments, the Company evaluates each customer's credit and collateral worthiness. The Company uses its best efforts to fund these locked loans within the agreed-upon locked period. If the loan cannot be funded within this period, or if the Company is unable to secure a rate lock from the ultimate lender equal to or less than the rate lock extended to the borrower, the Company will earn less revenue than it anticipated at the time it locked with the borrower. At June 30, 2000, the Company had provided locks to originate loans amounting to approximately $38.1 million (the "locked pipeline adjusted for fallout").

At June 30, 2000, the Company had entered into non-mandatory forward loan sale agreements amounting to approximately $50.1 million (this includes the mortgage loans held-for-sale sold forward on a best efforts basis at June 30, 2000, of approximately $12.0 million). The forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well-established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

Hedging Activities

The Company originates mortgage loans and sells them primarily through whole loan sales. The market value of mortgage loans are sensitive to changes in market interest rates. If interest rates rise between the time the Company commits to originate at a specific rate ("rate lock") or originates the mortgage loans and the time the mortgage loans are committed for sale, there may be a decline in the market value of the mortgage loans. To protect against such possible declines, the Company has adopted a hedging strategy.

The Company retains the services of Tuttle & Co., an unaffiliated advisory firm specializing in mortgage loan pipeline management to assist the Company in minimizing the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market. Individual mortgage loan risks are aggregated by note rate, mortgage loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. The Company currently hedges its mortgage pipeline through a combination of forward sales of Fannie Mae mortgage-backed securities and forward whole loan sales. The Company determines which alternative provides the best execution in the secondary market. As a managed account of Tuttle & Co., the Company is able to take advantage of Tuttle's reporting services, including pipeline, mark-to-market, commitment and position reporting.

The Company believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in the market value of its fixed-rate mortgage loans held for sale. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

At June 30, 2000, the Company had uncommitted loans of $16.3 million, of which $1.2 million were held for sale and $15.1 million were lock commitments to sell.

Future Commitments

The Company has future payment commitments for leases and marketing services agreements aggregating $5.5 million, $7.0 million, $9.9 million, $14.6 million, and $1.5 million for the years 2000 and 2004, respectively. The Company has contractual commitments with cancellation clauses, which is exercised would significantly reduce these future obligations.

8. PRIVATE PLACEMENT

On June 15, 2000, the Company sold 10,666,664 common shares in a private placement to 2 existing shareholders and 3 new shareholders. The shares were sold at $3.75 per share. This issuance of stock was approved by the shareholders on June 14, 2000. $39.2 million of net proceeds were received from the private placement.

9. ISSUANCE OF WARRANTS

In connection with a marketing services agreement, the Company issued warrants to purchase 13,100,000 common shares. The warrants are divided into two tranches. The first tranche, which expires April 25, 2003, is for 6,500,000 common shares at an exercise price of $3.75 per share and is subject to certain exercise restrictions. The second tranche, which expires July 25, 2003, is for 6,600,000 common shares at an exercise price of $15.00 per share.

10. INCREASE IN AUTHORIZED SHARES

On June 14, 2000, the shareholders voted to increase the authorized number of common shares from 70,000,000 to 150,000,000.

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

OVERVIEW

E-LOAN is a leading online lender whose revenues are derived primarily from the commissions and fees earned from both brokered mortgage and auto loans and mortgage and auto loans that it underwrites, funds and sells on the secondary market.

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

Auto Revenues

E-LOAN's auto revenues are derived from the origination and sale of self-funded loans and from the brokering of auto loans. Auto brokerage revenues are primarily comprised of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is closed. Self-funded loans are currently funded using E-LOAN's balance sheet and sold to auto loan purchasers. Self-funded loan revenues also consist of the mark-up to the lending partners loan price or a set origination fee. These revenues are recognized at the time a loan is sold.

General

In generating revenues, E-LOAN relies on a number of strategic Internet distribution partners to direct a significant number of prospective customers to its website. E-LOAN considers its distribution partnerships with Schwab, Yahoo!, E*Trade, Wingspanbank.com, AutoTrader.com, Kelley Blue Book and bankrate.com to be the most critical to its ability to generate revenues. Schwab, Yahoo! and E*Trade have made equity investments in E-LOAN.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                         Three Months Ended  Six Months Ended
                                              June 30,            June 30,
                                        ------------------- --------------------
                                           1999     2000       1999     2000
                                        --------- --------- --------- ----------
Revenues ..............................      100%      100%      100%       100%

Operating expenses:
  Operations ..........................      106        85        99         90
  Sales and marketing .................      166        90       120        107
  Amortization of non-cash marketing
      costs ...........................        0         6         0          3
  Technology ..........................       16        20        14         18
  General and administrative ..........       54        23        37         24
  Amortization of unearned
      compensation ....................      127        34       132         42
  Amortization of goodwill
    and intangible assets..............        0       117         0        127
                                        --------- --------- --------- ----------
   Total operating expenses ...........      469       375       402        411
                                        --------- --------- --------- ----------
   Loss from operations ...............     (369)     (275)     (302)      (311)
Other income (loss), net ..............        1         2         0          4
                                        --------- --------- --------- ----------
   Net loss ...........................     -368%     -273%     -302%      -307%
                                        ========= ========= ========= ==========

PRO FORMA NET LOSS (SUPPLEMENTAL)

Pro forma net loss for the second quarter of 2000 was $9.7 million, with a pro forma net loss per share of $0.22 on 43.9 million shares. This compares to a pro forma net loss of $10.2 million in the second quarter of 1999, with a pro forma net loss per share of $0.30 on 33.6 million pro forma shares. Pro forma results exclude the effects of non-cash charges related to a compensation charge associated with the Company's stock option plan, amortization of goodwill on the acquisition of CarFinance.com, a one-time charitable contribution, and amortization of non-cash marketing costs related to the issuance of warrants to purchase the Company's common stock. Pro forma shares outstanding for the period prior to the Company's initial public offering on June 28, 1999, assume the conversion of preferred stock as if the conversion occurred at the beginning of the period or at date of issuance, if later.

Revenues

Revenues increased to $8.5 million for the three months ended June 30, 2000 from $4.6 million for the three months ended June 30, 1999 and increased to $15.6 million in the six months ended June 30, 2000 from $9.4 million in the six months ended June 30, 1999. Revenues for the three months ended June 30, 2000 reflect the increased diversity of our revenue streams with mortgage loans and auto loans contributing $5.3 million and $3.0 million, respectively. As a result, E-LOAN continues to be less reliant on mortgage refinance loans, which are more sensitive to changes in interest rates. Refinance mortgages for the quarter ended June 30, 2000 accounted for 19% of total revenues compared to 80% of total revenues for the quarter ended June 30, 1999.

Operating Expenses

Total Operating Expenses. Total operating expenses increased $10.4 million to $31.8 million for the three months ended June 30, 2000 from $21.4 million for the three months ended June 30, 1999 and increased to $64.1 million in the six months ended June 30, 2000 from $37.6 million in the six months ended June 30, 1999. The increase was primarily due to the amortization of goodwill , increases in advertising and processing costs due to increased volumes and increases in employee compensation and other expenses related to personnel as a result of increased headcount.

Operations. Operations expense is comprised of both fixed and variable expenses, including employee compensation and expenses associated with the production and sale of loans and interest expense paid by E-LOAN under the warehouse facilities it uses to fund mortgage loans held for sale. Operations expense increased to $7.2 million for the three months ended June 30, 2000 from $4.8 million for the three months ended June 30, 1999 and increased to $14.0 million in the six months ended June 30, 2000 from $9.3 million in the six months ended June 30, 1999. Operations expense decreased as a percentage of revenue from 106% to 85% for the three months ended June 30, 1999 and 2000, respectively, and decreased as a percentage of revenue from 99% to 90% in the six months ended June 30, 1999 and 2000, respectively. The increase in absolute dollars is primarily due to greater loan volume and interest expense related to a higher percentage of self-funded loans. E-LOAN expects operations expenses to trend lower as a percentage of revenues going forward as it further streamlines the loan process and leverages its fixed costs over growing loan volume.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses (excluding non-cash marketing costs) related to advertising, promotion and distribution partnerships and employee compensation and other expenses related to personnel. Sales and marketing expense remained constant at $7.6 million for the three months ended June 30, 2000 when compared to the three months ended June 30, 1999 and increased to $16.7 million in the six months ended June 30, 2000 from $11.3 million in the six months ended June 30, 1999. Sales and marketing expense decreased as a percentage of revenue from 166% to 90% for the three months ended June 30, 1999 and 2000, respectively and decreased as a percentage of revenue from 120% to 107% in the six months ended June 30, 1999 and 2000, respectively. The increase in absolute dollars for the six months ended June 30, 2000 is primarily due to a substantial investment in expenses for advertising, promotion and distribution partnerships, as well as increases in compensation associated with additional headcount compared to the prior period. E-LOAN intends to moderately decrease absolute dollar spending in sales and marketing activities while increasing its focus on improving the conversion of site visitors to applicants and closed loans.

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense increased to $1.7 million for the three months ended June 30, 2000 from $0.8 million for the three months ended June 30, 1999 and increased to $2.8 million in the six months ended June 30, 2000 from $1.3 million in the six months ended June 30, 1999. Technology expense increased as a percentage of revenue from 16% to 20% for the three months ended June 30, 1999 and 2000, respectively and increased as a percentage of revenue from 14% to 18% in the six months ended June 30, 1999 and 2000, respectively. The increase was primarily the result of the growth in engineering and management information systems personnel to support the expansion of online operations. E-LOAN intends to moderately increase absolute dollar spending on technology in an effort to further improve the online loan origination process and implement new features and services to its website. E-LOAN capitalized $671,000 of website development costs during the six months ended June 30, 2000.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense decreased to $2.0 million for the three months ended June 30, 2000 from $2.5 million for the three months ended June 30, 1999. The decrease in absolute dollars is primarily due to the non-recurrence of a one-time charitable contribution of $0.9 million in the quarter ended June 30, 1999. General and administrative expense increased to $3.7 million in the six months ended June 30, 2000 from $3.5 million in the six months ended June 30, 1999. General and administrative expense decreased as a percentage of revenue from 54% to 23% for the three months ended June 30, 1999 and 2000, respectively, and decreased as a percentage of revenue from 37% to 24% in the six months ended June 30, 1999 and 2000, respectively. General and administrative expenses are expected to stay relatively constant in the upcoming quarters.

Amortization of Non-cash Marketing Costs. On June 15, 2000, E-LOAN issued warrants to Charles Schwab & Co., Inc. pursuant to the Marketing Services Agreement. E-LOAN recorded the $12.5 million value of the warrants as marketing services receivable as a contra-equity account. This amount will be amortized on a straight-line basis over a one-year period. As of June 30, 2000, E-LOAN incurred a $519,000 non-cash charge related to the amortization of the marketing services receivable.

Amortization of Unearned Compensation. As of December 31, 1999, E-LOAN had an unamortized unearned compensation balance of $21.2 million in connection with certain stock issuances and option grants, which were considered to be compensatory. E-LOAN did not record any additional amounts related to unearned compensation during the three and six months ended June 30, 2000. E-LOAN amortized $2.9 million and $6.4 million for the three and six months ended June 30, 2000, respectively, compared to $5.8 million and $12.3 million for the three and six months ended June 30, 1999, respectively. The amortization of the unearned compensation charge will continue to decrease in absolute dollars as E-LOAN is amortizing the related expense on an accelerated basis.

Amortization of Goodwill. Amortization of goodwill was $9.9 million and $19.9 million for the three and six months ended June 30, 2000. There was no amortization of goodwill in the comparable period last year. E- LOAN is amortizing the goodwill and acquired intangible assets related to the acquisition of Carfinance.com on September 17, 1999, on a straight-line basis over two years.

Other Income (Loss), net.

Other income (loss), net, increased from a loss of ($66,000) for the three months ended June 30, 1999 to income of $201,000 for the three months ended June 30, 2000 and increased from a loss of ($31,000) for the six months ended June 30, 1999 to income of $589,000 for the six months ended June 30, 2000. The increase is primarily attributable to the increase of interest income on investments.

Liquidity and Capital Resources

E-LOAN's sources of cash flow include cash from the gain on sale of self-funded mortgage and auto loans, borrowings under warehouse lines of credit and other credit facilities, brokerage fees, interest income, credit card referrals and the sale of equity securities in both private and public transactions. E-LOAN's uses of cash include the funding of mortgage and auto loans, repayment of amounts borrowed under warehouse lines of credit, operating expenses, payment of interest, and capital expenditures primarily comprised of furniture, fixtures, computer equipment, software and leasehold improvements.

Net cash used in operating activities was ($39.9) million and ($1.5) million for the six months ended June 30, 1999 and 2000, respectively. Net cash used in operating activities during the six months ended June 30, 2000, was primarily due to an increase in net losses, offset by a reduction in loans held for sale. Net cash used in operating activities during the six months ended June 30, 1999, was primarily due to an increase in net losses and loans held for sale.

Net cash used in investing activities was ($1.8) million and ($3.8) million for the six months ended June 30, 1999 and 2000, respectively. Net cash used in investing activities during these periods was primarily for the purchase of software, furniture and equipment and leasehold improvements.

Net cash provided by financing activities was $33.5 million and $18.4 million for the six months ended June 30, 1999 and 2000, respectively. Net cash provided by financing activities during the six months ended June 30, 2000 was primarily from proceeds of the issuance of common stock in conjunction with the Private Placement offset by repayments on E-LOAN'S warehouse lines of credit. Net cash provided by financing activities during the six months ended June 30, 1999 was primarily from proceeds on borrowings under E-LOAN's warehouse lines of credit and other credit facilities.

As of June 30, 2000, the Company had cash and cash equivalents of $50.8 million which E-LOAN believes is sufficient to fund operations through profitability.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $28.3 million and $47.9 million for the six months ended June 30, 1999 and 2000, respectively. As of June 30, 2000, our accumulated deficit was $133.5 million. Because we expect to continue to incur significant sales and marketing expenses and our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to achieve and maintain profitability. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

OUR ABILITY TO ENGAGE IN PROFITABLE SECONDARY SALES OF LOANS MAY ALSO BE ADVERSELY AFFECTED BY INCREASES IN INTEREST RATES.

The mortgage loan purchase commitments we obtain are contingent upon our delivery of the relevant loans to the purchasers within specified periods. To the extent that we are unable to deliver the loans within the specified periods and interest rates increase during those periods, we may experience no gain or even a loss on the sale of these loans. In addition, any increase in interest rates will increase the cost of maintaining our warehouse and repurchase lines of credit on which we depend to fund the loans we originate. We have recently implemented a hedging program to manage the risk of loss due to fluctuations in interest rates, but our hedging efforts may not be successful, and no hedging strategy can completely eliminate interest rate risk. A sharp decrease in interest rates over a short period may cause customers who have interest rates on mortgages committed through E-LOAN to either delay closing their loans or refinance with another lender. If this occurs in significant numbers, it may have an adverse effect on our business or quarterly results of operations.

OUR HEDGING STRATEGY MAY NOT SUCCEED IN REDUCING OUR EXPOSURE TO LOSSES CAUSED BY FLUCTUATIONS IN INTEREST RATES

We attempt to manage our interest rate risk exposure through hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans we expect to fund. An effective hedging strategy is complex, and we do not have experience administering a hedging program. A successful hedging program depends in part on our ability to properly estimate the number of loans that will actually close, and is subject to fluctuations in the prices of mortgage-backed securities, which do not necessarily move in tandem with the prices of loans we originate and close. To the extent that we implement a hedging strategy but are unable to effectively match our purchases and sales of mortgage-backed securities with the sale of the closed loans we have originated, our gains on sales of mortgage loans will be reduced, or we will experience a net loss on those sales.

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

WE HAVE RECENTLY EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS, AND IF WE ARE UNABLE TO MANAGE THIS GROWTH, OUR BUSINESS WILL BE ADVERSELY AFFECTED

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At June 30, 1999 and 2000, we had 274 and 376 full-time employees, respectively.

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

THE LOSS OF ONE OR MORE OF OUR SIGNIFICANT DISTRIBUTION PARTNERS WOULD ADVERSELY AFFECT OUR BUSINESS

We rely on Internet distribution partners to direct a significant number of prospective customers to our website. If we lose any of our significant distribution partners, we will likely fail to meet our growth objectives, both in terms of additional borrowers and increased brand awareness. Approximately 38% and 63% of our mortgage and auto loan applications were derived from the websites of our distribution partners during the quarter ended, June 30, 2000, respectively. Our agreements with our distribution partners are typically short-term, from one to three years in length, and most can be terminated for any reason upon 30 to 60 days prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If any of these agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business would be adversely affected.

THE TERMINATION OF ONE OR MORE OF OUR MORTGAGE LOAN FUNDING SOURCES WOULD ADVERSELY AFFECT OUR BUSINESS

We depend on GE Capital Mortgage Services, Inc. ("GE Capital") to finance our self-funded mortgage loan activities through the warehouse credit facility they provide. We also depend on Greenwich Capital Financial Products, Inc. ("Greenwich Capital") to finance portions of our mortgage loan inventory pending ultimate sale to mortgage loan purchasers. If either of these warehouse credit facilities becomes unavailable, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. In the past, we have had to obtain waivers from Greenwich Capital and GE Capital as a result of our failure to comply with covenants regarding the issuance of capital stock, excess asset purchases and the breach of financial ratios.

Our agreement with Greenwich Capital expires in May 2001 and our agreement with GE Capital expires in September 2000.

WE ARE DEPENDENT ON ONE LENDING SOURCE FOR THE MAJORITY OF OUR AUTO LOAN BUSINESS

Currently, the majority of our auto loans are funded through Bank of America pursuant to a Transition Services Agreement entered into in connection with our acquisition of Electronic Vehicle Remarketing, Inc. We currently rely on Bank of America's underwriting system for the processing of auto loans. If Bank of America is unable to underwrite or fund our auto loans, we may experience delays in processing loans or an inability to accept or process auto loan applications until we are able to secure new sources of funding. Sufficient additional sources of funding for our auto loans may not be available on favorable terms or at all.

IF WE DO NOT INCREASE THE NUMBER OF AUTO LOAN LENDERS WHO FUND THROUGH OUR SITE OUR AUTO LOAN BUSINESS WILL NOT GROW

To grow our auto loan business, we must broaden our offering of auto loans to a wide range of credit profiles. Currently, the underwriting criteria that Bank of America requires allows us to fund auto loans only for those applicants with high credit profiles. In order to fund auto loans for more of the applicants, we must increase the number of lenders who make their loan products available through our site. We cannot assure you that we will be able to enter into arrangements with sufficient other auto loan lenders on favorable terms or at all.

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

WE DEPEND ON OUR AGREEMENTS WITH THIRD PARTIES TO FUND MORTGAGE LOANS OR FULFILL LOAN TRANSACTION PROCESSING IN 3 STATES; IF THESE AGREEMENTS ARE TERMINATED, OUR BUSINESS COULD BE ADVERSELY AFFECTED

E-LOAN licenses its mortgage loan origination systems and proprietary marks to NetB@nk to enable NetB@nk to fund mortgage loans under the E- LOAN brand in three states. Our agreement with NetB@ank may be terminated by either party upon 30 days prior written notice. The termination of any or all of these agreements could have a material adverse effect on our business.

THE LOSS OF OUR RELATIONSHIP WITH ANY SIGNIFICANT PROVIDER OF AUTOMATED UNDERWRITING WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

We depend on automated underwriting and other services offered by government sponsored and other mortgage investors, including Fannie Mae and Freddie Mac ("Agencies"), to help ensure that our mortgage services can be offered efficiently and on a timely basis. We currently have an agreement with the Agencies that authorizes our use of their automated underwriting services and enables us to sell qualified first mortgages to these Agencies. We cannot assure you that we will remain in good standing with the Agencies or that the Agencies will not terminate our relationship. We expect to continue to process a significant portion of our conforming mortgage loans using the Agencies' systems until we are able to obtain automated underwriting services from other providers. Our agreement with the Agencies can be terminated by either party. The termination of our agreements with the Agencies would adversely affect our business by reducing our ability to streamline the mortgage origination process.

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

In addition to uncertainty about our ability to expand our international presence, there are certain risks inherent in doing business on an international level, including:

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

WE MAY INCUR LOSSES ON LOANS IF WE BREACH REPRESENTATIONS OR WARRANTIES TO MORTGAGE LOAN PURCHASERS

In connection with the sale of mortgage and auto loans, we make customary representations and warranties to loan purchasers relating to, among other things, compliance with laws and origination practices. In the event we breach any of these representations and warranties, we may be required to repurchase or substitute these loans and bear any subsequent losses on the repurchased loans. We may also be required to indemnify mortgage and auto loan purchasers for these losses and claims with respect to loans for which there was a breach of representations and warranties. In addition, many of our agreements with mortgage and auto loan purchasers prohibit our solicitation of borrowers with respect to the refinancing of loans we originate and sell. The loan purchasers under our mortgage loan purchase agreements may construe our continuing mortgage monitoring service as violating these non-solicitation provisions, in which case they may elect to terminate their agreements with us or may seek recovery from us for damages sustained by them. Many of our agreements with mortgage and auto loan purchasers prohibit us from refinancing mortgage and auto loans for specified time periods, unless we pay penalties to the loan purchasers or obtain their consent. Many of these agreements also require us to return any premiums paid by a mortgage or auto loan purchaser if the loans purchased are prepaid in full during periods of up to 12 months following the date the loan is purchased.

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

IF WE FAIL TO COMPLY WITH THE NUMEROUS LAWS AND REGULATIONS THAT GOVERN OUR INDUSTRY, OUR BUSINESS COULD BE ADVERSELY AFFECTED

Our business must comply with all applicable state and federal laws, and with extensive and complex rules and regulations of, and licensing and examination by, various federal, state and local government authorities. These rules impose obligations and restrictions on our mortgage and auto loan brokering and lending activities. In particular, these rules limit the broker fees, interest rates, finance charges and other fees we may assess, require extensive disclosure to our customers, prohibit discrimination and impose on us multiple qualification and licensing obligations. We may not always have been and may not always be in compliance with these requirements. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, voiding of loan contracts or security interests, indemnification liability or the obligation to repurchase loans sold to loan purchasers, rescission of mortgage loans, class action lawsuits, administrative enforcement actions and civil and criminal liability.

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

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS OR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE EFFECT ON OUR BUSINESS

Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly co-founders Chris Larsen, Chief Executive Officer, and Janina Pawlowski, Chairman of the Board of Directors as well as Joseph Kennedy, President and Chief Operating Officer. Ms. Pawlowski, a licensed real estate broker, is responsible for all of our mortgage activities in California and two other states. If Ms. Pawlowski were to terminate her relationship with us for any reason, we would not be able to conduct mortgage business in these states until a replacement is found. The loss of the services of Mr. Larsen, Ms. Pawlowski, Mr. Kennedy or other key employees, would also likely have an adverse effect on our business, results of operations and financial condition. We have not entered into employment agreements with any of our executives, except Mr. Kennedy and Robert Ferber, Senior Vice President, Auto Operations, and we do not maintain "key person" life insurance for any of our personnel.

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

ANY FAILURES OF, OR CAPACITY CONSTRAINTS IN, OUR SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD ADVERSELY AFFECT OUR BUSINESS

Our communications hardware and certain of our other computer hardware operations are located at the facilities of Exodus Communications, Inc. in Santa Clara, California and Jersey City, New Jersey. Our auto financing hardware and certain other computer hardware operations are located at our facilities in Jacksonville, Florida. The hardware for our internal loan and product database, as well as our loan processing operations is maintained in our Dublin, California facility. Fires, floods, earthquakes, power losses, telecommunications failures, break- ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our website. Our business could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate movements significantly impact E-LOAN's volume of closed loans and represent the primary component of market risk to E-LOAN. In a higher interest rate environment, consumer demand for mortgage and auto loans, particularly refinancing of existing mortgages, declines. Interest rate movements affect the interest income earned on loans held for sale, interest expense on the warehouse lines payable, the value of mortgage loans held for sale and ultimately the gain on sale of mortgage and auto loans. In addition, in an increasing interest rate environment, E-LOAN's mortgage and auto loan brokerage volume is adversely affected.

E-LOAN originates mortgage loans and manages the market risk related to these loans through Best Efforts and Hedging Programs.

Best Efforts. Market risk is managed by pre-selling loans on a best efforts basis to the anticipated purchaser at the same time that E-LOAN establishes the borrowers' interest rates. If E-LOAN can process loans within the applicable purchasers' commitment timeframes E-LOAN has no interest rate risk exposure on the loans. However, if E-LOAN cannot process the loan within this timeframe and interest rates increase, E- LOAN may experience a reduced gain or may even incur a loss on the sale of the loan.

Hedging. E-LOAN originates mortgage loans and sells them primarily through whole loan sales. The market value of mortgage loans are sensitive to changes in market interest rates. If interest rates rise between the time E-LOAN commits to originate at a specific rate ("rate lock") or originates the mortgage loans and the time the mortgage loans are committed for sale, there may be a decline in the market value of the mortgage loans. To protect against such possible declines, E-LOAN has adopted a hedging strategy.

E-LOAN retains the services of Tuttle & Co., an unaffiliated advisory firm specializing in mortgage loan pipeline management to assist E-LOAN in minimizing the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market. Individual mortgage loan risks are aggregated by note rate, mortgage loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. E-LOAN currently hedges its mortgage loan pipeline through a combination of forward sales of mortgage-backed securities and forward whole loans sales. E-LOAN determines which alternative provides the best execution in the secondary market. As a managed account of Tuttle & Co., E-LOAN is able to take advantage of Tuttle's reporting services, including pipeline, mark-to-market, commitment and position reporting.

E-LOAN believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in market value of its fixed-rate mortgage loans held for sale. However, an effective hedging strategy is complex and no hedging strategy can completely insulate E- LOAN against such changes.

Because E-LOAN utilizes best efforts and hedging programs, E-LOAN believes that a 100 basis point increase or decrease in long-term rates would not have a significant adverse effect on E-LOAN's earnings from its interest rate sensitive assets. E-LOAN pays off the warehouse lines payable when the loan is sold and consequently would not be expected to incur significant losses from an increase in interest rates on the line due to the short timeframe that the line is drawn down.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 12, 2000, Autoeloan.com, Inc. ("Autoeloan") filed a complaint against E-LOAN in the United States District Court for the Western District of Texas, Austin Division. The complaint seeks a declaratory judgment against E-LOAN for a declaration that Autoeloan is entitled to do business under the names Autoeloan and Autoeloan.com, and that doing so will not violate any of E-LOAN's rights under the Lanham Act or any federal law, common law, or statutes of Texas or California; and that the names E-Loan and E-Loan.com are generic and not subject to trademark protection under common law, the Lanham Act or any other federal law, common law, or Texas or California statutes. E-LOAN has not been served with the complaint.

On May 23, 2000, Mobile Internet Technologies, LLC, d/b/a Auto2Auto ("Auto2Auto") initiated an action against E-LOAN and two employees in the United States District Court for the Middle District of Florida, entitled Mobile Internet Technologies, LLC, d/b/a Auto2Auto v. E-LOAN, Inc. et al. The complaint alleges causes of action against all defendants for violation of Florida's Uniform Trade Secrets Act and Deceptive and Unfair Trade Practices Act, misappropriation of Auto2Auto's idea, and unjust enrichment, and alleges causes of action against Danford and Kubayama for breach of contract and breach of an implied-in-fact contract. The complaint seeks an order (i) permanently enjoining E-LOAN from using Auto2Auto's trade secrets, and (ii) requiring E-LOAN to account to Auto2Auto for all profits, revenues and advantages derived from any improper use by E-LOAN of Auto2Auto's trade secrets. The complaint further seeks actual and punitive damages, attorneys' fees, and costs of suit from the defendants. On July 26, 2000 the court ruled in favor of E-LOAN and denied a motion by Auto2Auto for a preliminary injunction, which would have enjoined E-LOAN from further developing its person-to-person auto-financing program.

Our ultimate legal and financial liability with respect to these matters cannot be estimated with certainty, but we believe, based on our examination of such matters, that none of these proceedings, if determined adversely, would have a material adverse effect on our business, financial condition or results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities.

On June 15, 2000, pursuant to a securities purchase agreement dated as of April 25, 2000, the Company issued and sold an aggregate of 10,666,664 shares of common stock at a purchase price of $3.75 per share, for aggregate cash consideration of $39,999,990, to six institutional investors. The securities were issued in reliance on the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On June 15, 2000, the Company issued 13,100,000 warrants to purchase common stock in two tranches. The first tranche of 6.5 million warrants have a three-year term and are exercisable at $3.75 per share. The second tranche consists of 6.6. million warrants with a three and a quarter year term and are exercisable at $15.00 per share. The warrants were issued to Charles Schwab & Co., Inc., an affiliate of the Charles Schwab Corporation, pursuant to a marketing agreement in which Schwab has agreed to provide certain marketing services to the Company including the development of a co-branded website on which the Company will offer its services to Schwab's customers. The warrants were issued in reliance on the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

(d) Use of Proceeds from Registered Securities. On July 2, 1999 the Company completed an initial public offering in which it sold 4,020,000 shares of its common stock and 5,000 shares were sold by a selling stockholder. The managing underwriters of the offering were Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC, DLJdirect Inc. and E*Trade Securities Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-74945) that was declared effective by the Securities and Exchange Commission on June 28, 1999. All 4,025,000 shares of common stock registered under the Registration Statement were sold at a price of $14.00 per share for gross proceeds to E-LOAN of $56.2 million and gross proceeds to the selling stockholder of $70,000. Offering proceeds to E-LOAN, net of underwriter discounts, were approximately $52.3 million.

From June 28, 1999, the effective date of the Registration Statement, to June 30, 2000, the Company has used approximately $50 million of the initial public offering proceeds for working capital purposes, including expenses associated with advertising campaigns, brand-name promotions and other marketing efforts and capital expenditures. All amounts represent estimates of direct or indirect payments of amounts to third parties. No amounts were paid directly or indirectly for the above purposes to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company. The use of proceeds described above does not represent a material change in the use of proceeds described in the offering prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on June 14, 2000, the following matters were submitted to a vote of the stockholders of the Company.

(i) The election of Ira M. Ehrenpreis and Wade Randlett as Class I directors to serve a three-year term expiring 2003.

Nominees	Shares Voted in Favor	Shares Withheld
Ira M. Ehrenpreis	34,768,061	69,361
Wade Randlett	34,769,536	67,886

(ii) An amendment to the Company's Restated Certificate of Incorporation (a) to increase the authorized number of shares of Common Stock from 70,000,000 to 150,000,000, (b) to permit actions of the stockholders to be taken by written consent, and (c) to permit the Board of Directors of the Company to determine the number of directors pursuant to the Company's Restated Bylaws was approved by a vote of 30,249,366 in favor, 194,528 against, and 146,747 abstaining. There were 4,246,781 broker non-votes.

(iii) The issuance of Company common stock to investors and warrants to a strategic partner was approved by a total of 28,752,582 votes in favor, 154,409 votes against, and 1,683,650 abstaining. There were 4,246,781 broker non-votes.

(iv) The appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was approved by a total of 34,793,410 votes in favor, 26,577 votes against, and 17,435 abstaining. There were no broker non-votes

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description of Document
3.1	Certificate of Incorporation of E-LOAN as currently in effect
10.61+	Auto Loan Purchase and Sale Agreement between AmeriCredit Financial Services and the Company, dated June 5, 2000
10.62+	Auto Loan Purchase and Sale Agreement between Bank of America and the Company dated May 16, 2000
10.63+	Co-branded Web Services Referral Agreement between eBay Inc. and the Company dated April 21, 2000
10.64+	Systems and Marketing Agreement between H&R Block Mortgage Corporation and the Company dated March 21, 2000
10.65+	Auto Loan and Purchase and Sale Agreement between TranSouth Fianncial Corporation and the Company dated May 4, 2000
10.66+	Auto Loan Purchase and Sale Agreement Wells Fargo Bank, N.A. - Auto Finance Group and the Company dated May 1, 2000
10.67+	Financial Services Agreement between WFS Financial Inc. and the Company dated April 24, 2000
27.1	Financial Data Schedule

+ Confidential treatment requested (b) Reports on Form 8-K

Date	Item	Description
4/25/00	5	Reported the signing of a Securities Purchaser Agreement with five institutional investors, including two current investors, and a Marketing Agreement with Charles Schwab & Co., Inc., an affiliate of The Charles Schwab Corporation.

E-LOAN, INC.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

Dated: August 14, 2000

By:	/s/ Frank Siskowski

Frank Siskowski
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1	Certificate of Incorporation of E-LOAN as currently in effect
10.61+	Auto Loan Purchase and Sale Agreement between AmeriCredit Financial Services and the Company, dated June 5, 2000
10.62+	Auto Loan Purchase and Sale Agreement between Bank of America and the Company dated May 16, 2000
10.63+	Co-branded Web Services Referral Agreement between eBay Inc. and the Company dated April 21, 2000
10.64+	Systems and Marketing Agreement between H&R Block Mortgage Corporation and the Company dated March 21, 2000
10.65+	Auto Loan and Purchase and Sale Agreement between TranSouth Fianncial Corporation and the Company dated May 4, 2000
10.66+	Auto Loan Purchase and Sale Agreement Wells Fargo Bank, N.A. - Auto Finance Group and the Company dated May 1, 2000
10.67+	Financial Services Agreement between WFS Financial Inc. and the Company dated April 24, 2000
27.1	Financial Data Schedule

+ Confidential treatment requested