Form 10-Q
period 2000-09-30
E LOAN INC
filed 2000-11-15
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of November 1, 2000, 53,259,878 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

E-LOAN, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED September 30, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (unaudited):

Balance Sheets at December 31, 1999 and September 30, 2000	**

Statements of Operations for the three and nine months ended September 30, 1999 and September 30,2000	**

Statements of Cash Flows for the nine months ended September 30, 1999 and September 30, 2000	**

Notes to Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

Index to Exhibits	**

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
BALANCE SHEETS
(In thousands)

                                                         December 31, September 30,
                                                             1999           2000
                                                       -------------  -------------
                                                                      (unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents ........................        $37,748        $37,344
  Loans held-for-sale ..............................         35,140         14,955
  Accounts receivable, prepaids
        and other current assets....................          6,462         10,087
                                                       -------------  -------------
     Total current assets ..........................         79,350         62,386
Fixed assets, net ..................................          4,053          7,784
Deposits and other assets ..........................          1,686          2,054
Goodwill and intangible assets .....................         67,878         38,078
                                                       -------------  -------------
     Total assets ..................................       $152,967       $110,302
                                                       =============  =============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Warehouse lines payable ..........................        $33,115        $12,498
  Accounts payable, accrued expenses and other......         12,901         11,296
  Capital lease obligation .........................            252            252
  Notes payable ....................................          1,167          1,167
                                                       -------------  -------------
     Total current liabilities .....................         47,435         25,213
Capital lease obligations ..........................            483            247
Notes payable ......................................          2,042          1,167
                                                       -------------  -------------
     Total liabilities .............................         49,960         26,627
                                                       -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, 70,000,000 and 150,000,000 $0.001
   par value shares authorized, 41,679,243 and
   53,207,921 shares issued and outstanding at
   December 31, 1999 and September 30, 2000.........             42             53
Less: subscription receivable ......................             (4)            (4)
Marketing services receivable.......................            --          (8,956)
Unearned compensation ..............................        (21,195)       (10,115)
Additional paid in capital .........................        209,738        259,290
Accumulated deficit ................................        (85,574)      (156,593)
                                                       -------------  -------------
     Total stockholders' equity.....................        103,007         83,675
                                                       -------------  -------------
     Total liabilities and stockholders' equity.....       $152,967       $110,302
                                                       =============  =============

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.

STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(Unaudited)

                                           Three Months Ended  Nine Months Ended
                                                September 30,       September 30,
                                          ------------------- --------------------
                                             1999     2000       1999     2000
                                          --------- --------- --------- ----------
Revenues ..............................     $5,026    $8,966   $14,390    $24,563
Operating expenses:
  Operations ..........................      6,470     8,442    15,744     22,448
  Sales and marketing .................      9,362     6,295    20,634     23,026
  Technology ..........................        972     1,650     2,250      4,479
  General and administrative ..........      1,598     1,548     5,067      5,290
  Non-cash marketing
      costs ...........................         --     2,985        --      3,504
  Amortization of unearned
      compensation ....................      5,599     1,723    17,938      8,109
  Amortization of goodwill and intangible
      assets ....................            1,656     9,933     1,656     29,800
                                          --------- --------- --------- ----------
   Total operating expenses ...........     25,657    32,576    63,289     96,656
                                          --------- --------- --------- ----------
   Loss from operations ...............    (20,631)  (23,610)  (48,899)   (72,093)
Other income, net ..............               387       486       356      1,075
                                          --------- --------- --------- ----------
   Net loss ...........................   ($20,244) ($23,124) ($48,543)  ($71,018)
                                          ========= ========= ========= ==========

Accretion of preferred stock                    --        --    (1,042)       --
                                          --------- --------- --------- ----------
   Net loss applicable to common
      shareholders.....................   ($20,244) ($23,124) ($49,585)  ($71,018)
                                          ========= ========= ========= ==========
Net loss per share:
   Basic and diluted ..................     ($0.52)   ($0.44)   ($2.26)    ($1.53)
                                          ========= ========= ========= ==========
Weighed-average shares -
   Basic and diluted ..................     39,248    52,949    21,924     46,291
                                          ========= ========= ========= ==========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                              Nine Months Ended
                                                                 September 30,
                                                           ----------------------
                                                              1999        2000
                                                           ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...........................................    ($48,543)   ($71,018)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization of unearned compensation ............      17,938       8,109
      Amortization of goodwill and intangible assets....       1,656      29,800
      Amortization of non-cash marketing costs..........          --       3,504
      Charitable contribution of common stock ..........         900          --
      Depreciation .....................................         826       1,744
      Changes in operating assets and liabilities:
         Net change in loans held-for-sale .............       1,607      20,185
         Accounts receivable, prepaids, deposits and
           other assets.................................      (9,979)     (3,992)
         Accounts payable, accrued expenses and other
            payables....................................      10,831      (1,606)
                                                           ----------  ----------
         Net cash used in operating activities ..........    (24,764)    (13,274)
                                                           ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of furniture and equipment ................      (2,496)     (5,475)
    Net cash received in connection with acquisition
      of CarFinance.com.................................         813          --
                                                           ----------  ----------
         Net cash used in investing activities .........      (1,683)     (5,475)
                                                           ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of issuance costs related to common stock ..          --          --
    Proceeds from issuance of common stock, net ........      62,737         489
    Proceeds from private placement, net of offering
       costs............................................          --      39,172
    Common Stock issued in connection with Employee
       Stock Purchase Plan..............................          --         412
    Proceeds from warehouse lines payable ..............     825,334     649,352
    Repayments of warehouse lines payable ..............    (827,284)   (669,969)
    Proceeds from notes payable ........................       7,859          --
    Repayments of notes payable ........................      (5,000)       (875)
    Payments on obligations under capital lease ........        (160)       (236)
    Proceeds from issuance of preferred stock, net .....         849          --
                                                           ----------  ----------
            Net cash provided by
              financing activities .....................      64,335      18,345
                                                           ----------  ----------
    Net (decrease) increase in cash ...................       37,888        (404)
    Cash and cash equivalents at beginning of period ...       9,141      37,748
                                                           ----------  ----------
    Cash and cash equivalents at end of period .........     $47,029     $37,344
                                                           ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest .............................      $3,331      $3,590
                                                           ==========  ==========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. THE COMPANY

E-LOAN, Inc. (the "Company") or "E-LOAN") was incorporated on August 26, 1996 and began marketing its services in June 1997. Prior to that date, the Company conducted business through a predecessor company, Palo Alto Funding Group ("PAFG") which was established in 1992 as a mortgage broker. The Company is an online lender and is primarily engaged in the brokerage, origination, and sale of mortgage and auto loans. The Company is a provider of first and second mortgage loans, home equity loans, auto loans, small business loans and credit card referrals. The Company operates as a single operating segment.

2. BASIS OF PRESENTATION

Interim Financial Information (unaudited)

The accompanying financial statements as of September 30, 2000 and 1999 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 2000 and 1999. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 1999. The results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Software Development Costs

The Company expenses computer software costs as they are incurred in the preliminary project stage in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are amortized over one to three years on a straight-line basis. For the nine months ended September 30, 2000, the Company had capitalized approximately $2.1 million in software development costs.

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

Pro forma net loss per share has been computed by dividing net loss applicable to common shareholders by the pro forma weighted average number of shares outstanding. Pro forma weighted average shares assume the conversion of all preferred stock (which were ultimately converted to common stock in conjunction with the initial public offering, as if the conversion occurred at the beginning of the period or at date of issuance, if later.)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated ($000's except per share amounts):

                                   Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                  ----------------------- ---------------------
                                     1999       2000         1999      2000
                                  ----------- ----------- ---------- ----------
Numerator:
  Net loss.....................     ($20,244)   ($23,124)  ($48,543)  ($71,018)
  Accretion of Series C and D
    manditorily redeemable
    convertible preferred
    stock to redemption value..         --          --       (1,042)       --

Net loss applicable to common     ----------- ----------- ---------- ----------
    shareholders...............     ($20,244)   ($23,124)  ($49,585)  ($71,018)
                                  =========== =========== ========== ==========

Denominator:
  Weighted average common shares -
    Basic and diluted...........      39,248      52,949     21,924     46,291

Net loss per share:
  Basic and diluted............       ($0.52)     ($0.44)    ($2.26)    ($1.53)
                                  =========== =========== ========== ==========

4. WAREHOUSE LINES PAYABLE

As of September 30, 2000, the Company had a warehouse line of credit for borrowings of up to $30 million for interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on the commercial paper rate of the lender plus various percentage rates. Borrowings are collateralized by the mortgage loans held-for-sale. The committed line of credit expires on December 31, 2000. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. At September 30, 1999 and 2000, approximately $29.7 million and $8.5 million was outstanding under this line, respectively. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. The Company was in compliance with these covenants at September 30, 2000.

The Company has an agreement to finance up to $200 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors. Of this amount, $100 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on these funds is 75 basis points (.75%) over LIBOR. The line expires April 9, 2001. At September 30, 2000, there were no outstanding amounts. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. At September 30, 2000, the Company was not in compliance with a covenant that requires the Company to have an additional line of credit of at least $50 million and has obtained a waiver from its lender. The Company believes its combined warehouse facilities are sufficient to fund its current operations and believes that additional capacity is available if required.

5. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues ($000s):

                                   Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                  ----------------------- ---------------------
                                     1999       2000         1999      2000
                                  ----------- ----------- ---------- ----------
Gain on sale of loans and
  brokerage fee ..............        $2,532      $4,209    $10,086    $11,538
Interest income on loans......         1,616       1,562      3,426      3,366
Auto revenues.................           458       2,999        458      9,106
Credit card and other.........           420         196        420        553
                                  ----------- ----------- ---------- ----------
Total Revenues................        $5,026      $8,966    $14,390    $24,563
                                  =========== =========== ========== ==========

The following table provides the components of other income, net ($000s):

                                   Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                  ----------------------- ---------------------
                                     1999       2000         1999      2000
                                  ----------- ----------- ---------- ----------
Interest on short-term
   investments...................       $550        $583       $635     $1,410
Interest expense on
   non-warehouse facility
   borrowings....................        (66)        (73)      (142)      (245)
Equity investment income (loss)          (38)        (36)       (53)       (97)
Other.........................           (59)         12        (84)         7
                                  ----------- ----------- ---------- ----------
                                        $387        $486       $356     $1,075
                                  =========== =========== ========== ==========

6. OPERATING EXPENSES

The following table provides detail of the Company's operating expenses classified by the following categories ($000s):

                                   Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                  ----------------------- ---------------------
                                     1999       2000         1999      2000
                                  ----------- ----------- ---------- ----------
Compensation and benefits......       $4,555      $4,883    $12,439    $16,237
Processing costs...............          916       1,406      1,555      3,921
Advertising and marketing......        8,541       5,625     18,182     20,385
Professional services..........        1,053       1,963      2,770      4,653
Occupancy costs................          781       1,091      1,956      2,795
Computer and internet..........          205         222        478        641
General and administrative.....          686       1,205      2,614      3,266
Interest expense on warehouse
  borrowings...................        1,665       1,540      3,701      3,345
Non-cash marketing costs.......        --          2,985       --        3,504
Amortization of unearned
  compensation.................        5,599       1,723     17,938      8,109
Amortization of goodwill and
  intangible assets............        1,656       9,933      1,656     29,800
                                  ----------- ----------- ---------- ----------
Total Operating Expenses.......      $25,657     $32,576    $63,289    $96,656
                                  =========== =========== ========== ==========

7. COMMITMENTS AND CONTINGENCIES

FINANCIAL INSTRUMENT CONTINGENCIES

E-LOAN originates mortgage loans and manages the market risk related to these loans through various hedging programs.

Loan Commitments and Sell forward Commitments

Upon receiving a locked commitment from a borrower ("rate lock"), the Company simultaneously enters into either a mandatory sell forward agreement with a counterparty (Fannie Mae) or a non-mandatory forward sale agreement with the ultimate investor. At September 30, 2000, the Company was a party to commitments to fund loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. Rate locks with the borrowers are on a best effort basis, borrowers are not obligated to enter into the loan agreement. A rate lock which does not result in a funded loan is referred to as fallout. As the Company is exposed to movements in interest rates after entering into a rate lock, the Company must estimate fallout if interest rate risk is to be hedged with a mandatory sell forward agreement. At September 30, 2000, the Company had provided locks to originate loans amounting to approximately $71.1 million (the "locked pipeline").

Hedging Activities

The Company originates mortgage loans and sells them primarily through whole loan sales. The market values of mortgage loans are sensitive to changes in market interest rates. If interest rates rise between the time the Company enters into a rate lock with the borrower the subsequent funding of the loan and the time the mortgage loans are committed for sale, there may be a decline in the market value of the mortgage loans. To protect against such possible declines, the Company has adopted a hedging strategy.

The Company retains the services of Tuttle & Co., an unaffiliated advisory firm specializing in mortgage loan pipeline management, to assist the Company in minimizing the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market. Individual mortgage loan risks are aggregated by note rate, mortgage loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. The Company currently hedges its mortgage pipeline through mandatory forward sales of Fannie Mae mortgage- backed securities and non-mandatory forward sales agreements with the ultimate investor. The Company determines which alternative provides the best execution in the secondary market. As a managed account of Tuttle & Co., the Company is able to take advantage of Tuttle's reporting services, including pipeline, mark-to-market, commitment and position reporting.

The Company believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in the market value of its fixed-rate mortgage loans held for sale. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

At September 30, 2000, the Company had entered into mandatory forward loan sale agreements with Fannie Mae amounting to approximately $26.0 million. Tuttle & Company adjusts the amount of forward sale agreements entered into by expected locked pipeline fallout.

At September 30, 2000, the Company had entered into non- mandatory forward loan sale agreements amounting to approximately $39.4 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well- established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

At September 30, 2000, the Company had uncommitted funded loans of $4.7 million.

Future Commitments

The Company has future payment commitments for leases and marketing services agreements aggregating $5.5 million, $7.0 million, $9.9 million, $14.6 million, and $1.5 million for the years 2000 through 2004, respectively. The Company has contractual commitments with cancellation clauses, which if exercised would significantly reduce these future obligations. The Company's option to cancel the most significant commitment expires on December 31, 2000. If the Company were to exercise the cancellation option, the majority of these future commitments would be removed.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We are currently in the process of evaluating the initial adoption of SFAS 133 and its impact on the Company. Presently, we do not expect this standard to have a material effect on our operations or financial position. However, the adoption of SFAS 133 will require substantive financial statement disclosure. We are required to adopt SFAS 133 in the first quarter of fiscal year 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed below under "Factors Affecting Future Operating Results." The Company disclaims any obligation to update information contained in any forward- looking statement. See "Forward-Looking Statements."

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

General

In generating revenues, E-LOAN relies on a number of strategic Internet distribution partners to direct a significant number of prospective customers to its website. E-LOAN considers its distribution partnerships with Schwab, Yahoo!, Wingspanbank.com, AutoTrader.com, Kelley Blue Book and bankrate.com to be the most critical to its ability to generate revenues. Schwab and Yahoo! have made equity investments in E-LOAN.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                           Three Months Ended  Nine Months Ended
                                                September 30,       September 30,
                                          ------------------- --------------------
                                             1999     2000       1999     2000
                                          --------- --------- --------- ----------
Revenues ..............................        100%      100%      100%       100%
Operating expenses:
  Operations ..........................        129        94       109         91
  Sales and marketing .................        186        70       143         94
  Technology ..........................         19        18        16         18
  General and administrative ..........         32        17        35         22
  Non-cash marketing
      costs ...........................        --         33       --          14
  Amortization of unearned
      compensation ....................        111        19       125         33
  Amortization of goodwill and intangible
      assets ....................               33       111        12        122
                                          --------- --------- --------- ----------
   Total operating expenses ...........        510       363       440        394
                                          --------- --------- --------- ----------
   Loss from operations ...............       (410)     (263)     (340)      (294)
Other income, net ..............                 8         5         2          5
                                          --------- --------- --------- ----------
   Net loss ...........................       -402%     -258%     -338%      -289%
                                          ========= ========= ========= ==========

PRO FORMA NET LOSS (SUPPLEMENTAL)

Pro forma net loss for the third quarter of 2000 was $8.5 million, with a pro forma net loss per share of $0.16 on 52.9 million shares. This compares to a pro forma net loss of $13 million in the third quarter of 1999, with a pro forma net loss per share of $0.33 on 39.2 million shares. Pro forma results exclude the effects of non-cash charges related to a compensation charge associated with the Company's stock option plan, amortization of goodwill on the acquisition of CarFinance.com, a one-time charitable contribution, and amortization of non-cash marketing costs related to the issuance of warrants to purchase the Company's common stock

Revenues

Revenues increased to $9.0 million for the three months ended September 30, 2000 from $5.0 million for the three months ended September 30, 1999 and increased to $24.6 million in the nine months ended September 30, 2000 from $14.4 million in the nine months ended September 30, 1999. Revenues for the three months ended September 30, 2000 reflect the increased diversity of our revenue streams with mortgage loans and auto loans contributing $5.8 million and $3.0 million, respectively. As a result, E-LOAN continues to be less reliant on mortgage refinance loans, which are more sensitive to changes in interest rates. Refinance mortgages for the quarter ended September 30, 2000 accounted for 20% of total revenues compared to 35% of total revenues for the quarter ended September 30, 1999.

Operating Expenses

Total Operating Expenses. Total operating expenses increased $6.9 million to $32.6 million for the three months ended September 30, 2000 from $25.7 million for the three months ended September 30, 1999 and increased to $96.7 million in the nine months ended September 30, 2000 from $63.3 million in the nine months ended September 30, 1999. The increase was primarily due to the amortization of goodwill, amortization of non-cash marketing costs related to the issuance of warrants to purchase the Company's stock, processing costs due to increased volumes, employee compensation, and advertising costs.

Operations. Operations expense is comprised of both fixed and variable expenses, including employee compensation and expenses associated with the production and sale of loans and interest expense paid by E- LOAN under the warehouse facilities it uses to fund mortgage loans held for sale. Operations expense increased to $8.4 million for the three months ended September 30, 2000 from $6.5 million for the three months ended September 30, 1999 and increased to $22.4 million in the nine months ended September 30, 2000 from $15.7 million in the nine months ended September 30, 1999. Operations expense decreased as a percentage of revenue from 129% to 94% for the three months ended September 30, 1999 and 2000, respectively, and decreased as a percentage of revenue from 109% to 91% in the nine months ended September 30, 1999 and 2000, respectively. The increase in absolute dollars is primarily due to greater loan volume and interest expense related to a higher percentage of self-funded loans. E-LOAN expects operations expenses to trend lower as a percentage of revenues going forward as it further streamlines the loan process and leverages its fixed costs over growing loan volume.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses (excluding non-cash marketing costs) related to advertising, promotion and distribution partnerships and employee compensation and other expenses related to personnel. Sales and marketing expense decreased to $6.3 million for the three months ended September 30, 2000 from $9.4 million for the three months ended September 30, 1999 and increased to $23.0 million in the nine months ended September 30, 2000 from $20.6 million in the nine months ended September 30, 1999. Sales and marketing expense decreased as a percentage of revenue from 186% to 70% for the three months ended September 30, 1999 and 2000, respectively, and decreased as a percentage of revenue from 143% to 94% in the nine months ended September 30, 1999 and 2000, respectively. E-LOAN intends to decrease absolute dollar spending in sales and marketing activities while increasing its focus on improving the conversion of site visitors to applicants and closed loans.

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense increased to $1.7 million for the three months ended September 30, 2000 from $1.0 million for the three months ended September 30, 1999 and increased to $4.5 million in the nine months ended September 30, 2000 from $2.3 million in the nine months ended September 30, 1999. Technology expense decreased as a percentage of revenue from 19% to 18% for the three months ended September 30, 1999 and 2000, respectively, and increased as a percentage of revenue from 16% to 18% in the nine months ended September 30, 1999 and 2000, respectively. The increase in absolute dollars was primarily the result of the growth in engineering and management information systems personnel to support the expansion of online operations. E-LOAN intends to increase absolute dollar spending on technology in an effort to further improve the online loan origination process and implement new features and services to its website. For the nine months ended September 30, 2000, the Company had capitalized approximately $2.1 million in software development costs.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense decreased to $1.5 million for the three months ended September 30, 2000 from $1.6 million to the three months ended September 30, 1999, and slightly increased to $5.3 million in the nine months ended September 30, 2000 from $5.1 million in the nine months ended September 30, 1999. General and administrative expense decreased as a percentage of revenue from 32% to 17% for the three months ended September 30, 1999 and 2000, respectively, and decreased as a percentage of revenue from 35% to 22% in the nine months ended September 30, 1999 and 2000, respectively. General and administrative expenses are expected to stay relatively constant in the upcoming quarters.

Non-Cash Marketing Costs. On June 15, 2000, E-LOAN issued a total of 13.1 million warrants to purchase common stock in two tranches to Charles Schwab & Co., Inc. pursuant to the Marketing Services Agreement. The first tranche of 6.5 million warrants have a three-year term and are exercisable at $3.75 per share. The second tranche consists of 6.6 million warrants with a three and a quarter year term and are exercisable at $15.00 per share. E-LOAN recorded the $12.5 million value of the warrants as marketing services receivable as a contra-equity account. This amount is being amortized on a straight-line basis over a one-year period. For the nine months ended September 30, 2000, E-LOAN incurred a $3.5 million non-cash charge related to the amortization of the marketing services receivable.

Amortization of Unearned Compensation. As of December 31, 1999, E-LOAN had an unamortized unearned compensation balance of $21.2 million in connection with certain stock issuances and option grants, which were considered to be compensatory. E-LOAN amortized $1.7 million and $8.1 million for the three and nine months ended September 30, 2000, respectively, compared to $5.6 million and $17.9 million for the three and nine months ended September 30, 1999, respectively. The amortization of the unearned compensation charge will continue to decrease in absolute dollars as E-LOAN is amortizing the related expense on an accelerated basis as well as cancellation of options related to employee turnover.

Amortization of Goodwill. Amortization of goodwill was $9.9 million and $29.8 million for the three and nine months ended September 30, 2000, respectively, compared to $1.7 million for the three and nine months ended September 30, 1999. E-LOAN is amortizing the goodwill and acquired intangible assets related to the acquisition of Carfinance.com on September 17, 1999, on a straight-line basis over two years.

Other Income, net

Other income, net, increased from $0.4 million for the three months ended September 30, 1999 to $0.5 million for the three months ended September 30, 2000 and increased from $0.4 million for the nine months ended September 30, 1999 to $1.1 million for the nine months ended September 30, 2000. The increase is primarily attributable to the increase of interest income on investments.

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

Net cash used in operating activities was ($24.8) million and ($13.3) million for the nine months ended September 30, 1999 and 2000, respectively. Net cash used in operating activities during the nine months ended September 30, 2000, was primarily due to an increase in net losses, offset by a reduction in loans held for sale. Net cash used in operating activities during the nine months ended September 30, 1999, was primarily due to an increase in net losses.

Net cash used in investing activities was ($1.7) million and ($5.5) million for the nine months ended September 30, 1999 and 2000, respectively. Net cash used in investing activities during these periods was primarily for the purchase of software, furniture and equipment and leasehold improvements.

Net cash provided by financing activities was $64.3 million and $18.3 million for the nine months ended September 30, 1999 and 2000, respectively. Net cash provided by financing activities during the nine months ended September 30, 2000 was primarily from proceeds of the issuance of common stock in conjunction with the Private Placement offset by repayments on E-LOAN'S warehouse lines of credit. Net cash provided by financing activities during the nine months ended September 30, 1999 was primarily from the net proceeds from the Company's initial public offering on July 2, 1999, proceeds from notes payable offset by net repayments under E-LOAN's warehouse lines of credit.

As of September 30, 2000, the Company had cash and cash equivalents of $37.3 million which E-LOAN believes is sufficient to fund operations through profitability. The Company presently uses its own cash to fund auto loans that are not underwritten and funded by Bank of America. The Company is currently working on obtaining a line of credit as a source of funding these auto loans.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward- looking statements made in this report or presented elsewhere by management from time to time.

WE HAVE A HISTORY OF LOSSES, WE EXPECT LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $48.5 million and $71.0 million for the nine months ended September 30, 1999 and 2000, respectively. As of September 30, 2000, our accumulated deficit was $156.6 million. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to achieve and maintain profitability. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

WE HAVE A LIMITED OPERATING HISTORY AND CONSEQUENTLY FACE SIGNIFICANT RISKS AND CHALLENGES IN BUILDING OUR BUSINESS.

We were incorporated in August 1996, initiated our online mortgage operations in June 1997 and acquired our online auto operations in September 1999. Since we began our online mortgage operations, we have operated during only one downturn in the mortgage business, which commenced in 1999 and is continuing. We cannot assure you that we will be able to operate successfully if the current downturn continues further or becomes more extensive. As a result of our limited operating history, our recent growth and our reporting responsibilities as a public company, we may need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our underwriting, accounting, finance, marketing, and operations departments.

OUR QUARTERLY FINANCIAL RESULTS ARE VULNERABLE TO SIGNIFICANT FLUCTUATIONS AND SEASONALITY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. Certain months or quarters have historically experienced a greater volume of purchase money mortgage and auto loan applications and funded loans. As a result, we believe that quarter- to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

INTEREST RATE FLUCTUATIONS COULD ADVERSELY AFFECT OUR BUSINESS IN SEVERAL WAYS, INCLUDING CONSUMERS' INCENTIVE TO REFINANCE EXISTING MORTGAGE LOANS.

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

OUR HEDGING STRATEGY MAY NOT SUCCEED IN REDUCING OUR EXPOSURE TO LOSSES CAUSED BY FLUCTUATIONS IN INTEREST RATES.

We attempt to manage our interest rate risk exposure through hedging transactions using a combination of forward sales of mortgage- backed securities and forward whole-loan sales to fix the sales price of loans we expect to fund. An effective hedging strategy is complex, and we have limited experience administering a hedging program. A successful hedging program depends in part on our ability to properly estimate the number of loans that will actually close and is subject to fluctuations in the prices of mortgage-backed securities, which do not necessarily move in tandem with the prices of loans we originate and close. To the extent that we implement a hedging strategy but are unable to effectively match our purchases and sales of mortgage-backed securities with the sale of the closed loans we have originated, our gains on sales of mortgage loans will be reduced, or we will experience a net loss on those sales.

UNCERTAINTY WITH RESPECT TO THE TIME IT TAKES TO CLOSE MORTGAGE LOANS CAN LEAD TO UNPREDICTABLE REVENUE AND PROFITABILITY.

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

WE HAVE RECENTLY EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS, AND IF WE ARE UNABLE TO MANAGE THIS GROWTH, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At September 30, 1999 and 2000, we had 283 and 342 full-time employees, respectively.

IF ONLINE LENDING AND OUR SERVICE OFFERINGS DO NOT ACHIEVE WIDESPREAD CONSUMER ACCEPTANCE, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Our success will depend in large part on widespread consumer acceptance of obtaining mortgage and auto loans online. The development of an online market for mortgage and auto loans has only recently begun, is rapidly evolving and likely will be characterized by an increasing number of market entrants. Our future growth, if any, will depend on the following critical factors:

  the growth of the Internet as a commerce medium generally, and as a market for consumer financial products and services, specifically;

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

THE LOSS OF ONE OR MORE OF OUR SIGNIFICANT DISTRIBUTION PARTNERS WOULD ADVERSELY AFFECT OUR BUSINESS.

We rely on Internet distribution partners to direct a significant number of prospective customers to our website. If we lose any of our significant distribution partners, we will likely fail to meet our growth objectives, both in terms of additional borrowers and increased brand awareness. Approximately 43% and 60% of our mortgage and auto loan applications, respectively, were derived from the websites of our distribution partners during the quarter ended September 30, 2000. Our agreements with our distribution partners are typically short-term, from one to four years in length, and many can be terminated for any reason upon 30 to 60 days prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If any of these agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business would be adversely affected.

THE TERMINATION OF ONE OR MORE OF OUR MORTGAGE LOAN FUNDING SOURCES WOULD ADVERSELY AFFECT OUR BUSINESS.

We depend on GE Capital Mortgage Services, Inc. ("GE Capital") to finance our self-funded mortgage loan activities through the warehouse credit facility they provide. We also depend on Greenwich Capital Financial Products, Inc. ("Greenwich Capital") to finance portions of our mortgage loan inventory pending ultimate sale to mortgage loan purchasers. If either of these warehouse credit facilities becomes unavailable, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. In the past, we have had to obtain waivers from Greenwich Capital and GE Capital as a result of our failure to comply with covenants regarding the issuance of capital stock, excess asset purchases and the breach of financial ratios. Our agreement with Greenwich Capital expires in May 2001 and our agreement with GE Capital expires in December 2000.

WE ARE DEPENDENT ON ONE LENDING SOURCE FOR THE MAJORITY OF OUR AUTO LOAN BUSINESS.

Currently, the majority of our auto loans are funded through Bank of America pursuant to a Transition Services Agreement entered into in connection with our acquisition of Electronic Vehicle Remarketing, Inc. We currently rely on Bank of America's underwriting system for the processing of the majority of our auto loans. If Bank of America is unable to underwrite or fund our auto loans, we may experience delays in processing loans or an inability to accept or process auto loan applications until we are able to secure new sources of funding. Sufficient additional sources of funding for our auto loans may not be available on favorable terms or at all.

IF WE ARE UNABLE TO SECURE NEW SOURCES OF FUNDING FOR OUR AUTO LOANS, WE MAY NOT BE ABLE TO GROW OUR AUTO LOAN BUSINESS.

We currently use our own cash to fund auto loans that are not underwritten and funded by Bank of America. We are currently attempting to obtain a line of credit as a source of funding for our self-funded auto loans. If we are unable to secure alternative sources of funding, our own funds may be insufficient to grow our business. Sufficient additional sources of funding for our auto loans may not be available on favorable terms or at all.

IF WE DO NOT INCREASE THE NUMBER OF AUTO LOAN LENDERS WHO FUND THROUGH OUR SITE OUR AUTO LOAN BUSINESS WILL NOT GROW.

To grow our auto loan business, we must broaden our offering of auto loans to a wide range of credit profiles. Currently, the majority of our auto loans are funded through Bank of America, and the underwriting criteria that Bank of America requires allows us to fund auto loans only for those applicants with high credit profiles. In order to fund auto loans for more of the applicants, we must increase the number of lenders who make their loan products available through our site. We cannot assure you that we will be able to enter into arrangements with sufficient other auto loan lenders on favorable terms or at all.

WE DEPEND ON THE TIMELY AND COMPETENT SERVICES OF VARIOUS COMPANIES INVOLVED IN THE MORTGAGE PROCESS; IF THESE COMPANIES FAIL TO TIMELY AND COMPETENTLY DELIVER THESE SERVICES, OUR BUSINESS AND REPUTATION WILL BE DIRECTLY AND ADVERSELY AFFECTED.

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

WE DEPEND ON OUR AGREEMENTS WITH THIRD PARTIES TO FUND MORTGAGE LOANS OR FULFILL LOAN TRANSACTION PROCESSING IN TWO STATES; IF THESE AGREEMENTS ARE TERMINATED, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

We license our mortgage loan origination systems and proprietary marks to NetB@nk to enable NetB@nk to fund mortgage loans under the E- LOAN brand in two states. Our agreement with NetB@ank may be terminated by either party upon 30 days prior written notice. The termination of the agreement with respect to any or all of the two states could have a material adverse effect on our business.

THE LOSS OF OUR RELATIONSHIP WITH ANY SIGNIFICANT PROVIDER OF AUTOMATED UNDERWRITING WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

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

WE MAY INCUR LOSSES ON LOANS IF WE BREAH REPRESENTATIONS OR WARRANTIES TO MORTGAGE LOAN PURCHASERS.

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

THE CONSUMER LENDING INDUSTRY IS INTENSELY COMPETITIVE, AND IF WE FAIL TO SUCCESSFULLY COMPETE IN THIS INDUSTRY, OUR MARKET SHARE AND BUSINESS WILL BE ADVERSELY AFFECTED.

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

IF WE FAIL TO COMPLY WITH THE NUMEROUS LAWS AND REGULATIONS THAT GOVERN OUR INDUSTRY, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

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

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE AND COULD DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

In September 1999, we acquired Electronic Vehicle Remarketing, Inc., and we may acquire or make investments in other complementary businesses, technologies, services or products in the future. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. In the past, we have had discussions with companies regarding our acquiring, or investing in, their businesses, products, services, or technologies, and we expect to have additional discussions in the future. If we acquire a company, we could have difficulty in assimilating that company's personnel, operations, technology, and software. In addition, the key personnel of the acquired company may decide not to work for us. We could also have difficulty in integrating the acquired products, services or technologies into our operations, and we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS OR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly co-founders Chris Larsen, Chief Executive Officer, and Janina Pawlowski, Chairman of the Board of Directors, as well as Joseph Kennedy, President and Chief Operating Officer. Ms. Pawlowski, a licensed real estate broker, is responsible for all of our mortgage activities in California and two other states. If Ms. Pawlowski were to terminate her relationship with us for any reason, we would not be able to conduct mortgage business in these states until a replacement is found. The loss of the services of Mr. Larsen, Ms. Pawlowski, Mr. Kennedy or other key employees, would also likely have an adverse effect on our business, results of operations and financial condition. We have not entered into employment agreements with any of our executives, except Mr. Kennedy, and we do not maintain "key person" life insurance for any of our personnel.

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUCCEED.

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

OUR BUSINESS WILL BE IMPAIRED IF CONSUMERS DO NOT CONTINUE TO USE THE INTERNET.

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

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO EXPAND AND PROMOTE OUR BRAND RECOGNITION.

Establishing and maintaining our brand is critical to attracting and expanding our customer base, solidifying our business relationships and successfully implementing our business strategy. We cannot ensure that our brand will be positively accepted by the market or that our reputation will be strong. Promotion and enhancement of our brand will also depend, in part, on our success in providing a high-quality customer experience. We cannot ensure that we will be successful in achieving this goal. To date, we have received customer complaints regarding the quality of our service. If these complaints persist, they may significantly damage our reputation and offset the efforts we make in promoting and enhancing our brand and could have an adverse effect on our business, results of operations and financial condition. If visitors to our website do not perceive our existing services to be of high quality or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be diluted, thereby decreasing the attractiveness of our service to potential customers.

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO ADAPT TO THE RAPID TECHNOLOGICAL CHANGE THAT CHARACTERIZES OUR INDUSTRY.

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

ANY OUTAGES, DELAYS OR OTHER DIFFICULITIES EXPERIENCED BY THE INTERNET SERVICE PROVIDERS, ONLINE SERVICE PROVIDERS OR OTHER WEBSITE OPERATORS ON WHICH OUR USERS DEPEND COULD ADVERSELY AFFECT OUR BUSINESS.

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

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SAFEGUARD THE SECURITY AND PRIVACY OF OUR CUSTOMERS' FINANCIAL DATA.

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

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM THIRD PARTY CHALLENGES OR IF WE ARE INVOLVED IN LITIGATION.

Trademarks and other proprietary rights are important to our success and our competitive position. Although we seek to protect our trademarks and other proprietary rights through a variety of means, we cannot assure you that the actions we have taken are adequate to protect these rights. We may also license content from third parties in the future, and it is possible that we could face infringement actions based upon the content licensed from these third parties. Trademark or propriety rights claims against us, regardless of their merit, could result in costly litigation and the diversion of our financial resources and technical and management personnel. Further, if any of these claims are proved valid, through litigation or otherwise, we may be required to change our trademarks and pay financial damages, which could adversely affect our business.

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

E-LOAN originates mortgage loans and manages the market risk related to these loans through various hedging programs.

Loan Commitments and Sell forward Commitments

Upon receiving a locked commitment from a borrower ("rate lock"), the Company simultaneously enters into either a mandatory sell forward agreement with a counterparty (Fannie Mae) or a non- mandatory forward sale agreement with the ultimate investor. At September 30, 2000, the Company was a party to commitments to fund loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. Rate locks with the borrowers are on a best effort basis, borrowers are not obligated to enter into the loan agreement. A rate lock, which does not result in a funded loan, is referred to as fallout. As the Company is exposed to movements in interest rates after entering into a rate locks, the Company must estimate fallout if interest rate risk is to be hedged with a mandatory sell forward agreement.

Hedging Activities

The Company originates mortgage loans and sells them primarily through whole loan sales. The market values of mortgage loans are sensitive to changes in market interest rates. If interest rates rise between the time the Company enters into a rate lock with the borrower the subsequent funding of the loan and the time the mortgage loans are committed for sale, there may be a decline in the market value of the mortgage loans. To protect against such possible declines, the Company has adopted a hedging strategy.

The Company retains the services of Tuttle & Co., an unaffiliated advisory firm specializing in mortgage loan pipeline management to assist the Company in minimizing the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market. Individual mortgage loan risks are aggregated by note rate, mortgage loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. The Company currently hedges its mortgage pipeline through mandatory forward sales of Fannie Mae mortgage- backed securities and non-mandatory forward sales agreements with the ultimate investor. The Company determines which alternative provides the best execution in the secondary market. As a managed account of Tuttle & Co., the Company is able to take advantage of Tuttle's reporting services, including pipeline, mark-to-market, commitment and position reporting.

The Company believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in the market value of its fixed-rate mortgage loans held for sale. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

Reference is made to Part I, Item 3, Legal Proceedings in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1999 and Part II, Item I, Legal Proceedings in our Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000 for descriptions of legal proceedings.

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operations or financial position.

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities.

During the three months ended September 30, 2000, the Company did not sell any unregistered securities.

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

From June 28, 1999, the effective date of the Registration Statement, to September 30, 2000, the Company has used the $52.3 million of initial public offering proceeds in its entirety for working capital purposes, including expenses associated with advertising campaigns, brand-name promotions and other marketing efforts and capital expenditures. All amounts represent estimates of direct or indirect payments of amounts to third parties. No amounts were paid directly or indirectly for the above purposes to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company. The use of proceeds described above does not represent a material change in the use of proceeds described in the offering prospectus.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

  Exhibits:

  10.68+ Systems and Marketing Agreement between H&R Block Mortgage Corporation and the Company, dated July 1, 2000.

  27.1 Financial Data Schedule

  Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended September 30, 2000.

+ Confidential treatment requested

E-LOAN, INC.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

Dated: November 14, 2000

By:	/s/ Frank Siskowski

Frank Siskowski
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

Exhibit Number	Description
27.1	Financial Data Schedule