Form 10-Q/A
period 1999-09-30
E LOAN INC
filed 2001-03-27
CIK 1082337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        Commission File Number: 000-25621

                                  E-LOAN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                   77-0460084
              --------                                   ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or organization)

              5875 ARNOLD ROAD, SUITE 100, DUBLIN, CALIFORNIA 94568
              -----------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

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

     This 10-Q/A is being filed to amend Part II, Item 6 (a) "Exhibits and Reports on Form 8-K" to include newly redacted Exhibits. Other than the aforementioned changes, all other information included in the initial filing is unchanged.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

        10.6*   Greenpoint Mortgage Funding, Inc., Strategic Alliance Agreement
        10.7*   H&R Block Mortgage, Systems and Marketing Agreement
        10.8*   Providian Financial Corporation, Website Linking Agreement
        10.9*   Bank of America, N.A., Strategic Alliance Agreement
        10.10*  Autoconnect, L.L.C., Referral Agreement
        10.11*  Autoconnect, L.L.C., Addendum to Referral Agreement
        10.12* Intelligent Life Corp., Listing and Advertising Agreement 10.13* Kelley Blue Book, Referral Agreement
        10.14*  Kelley Blue Book Company Inc., Amendment to Referral Agreement

*Confidential treatment granted

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                E-LOAN, Inc.


Date: March 27, 2001             /s/ Matt Roberts
                                ---------------------------
                                Matt Roberts
                                Chief Financial Officer
                                (Principal Financial and Accounting
                                Officer and Duly Authorized Officer)

                                  Exhibit Index


Exhibit Number                      Description
--------------                      ------------

        10.6     Greenpoint Mortgage Funding, Inc., Strategic Alliance Agreement
        10.7     H&R Block Mortgage, Systems and Marketing Agreement
        10.8     Providian Financial Corporation, Website Linking Agreement
        10.9     Bank of America, N.A., Strategic Alliance Agreement
        10.10    Autoconnect, L.L.C., Referral Agreement
        10.11    Autoconnect, L.L.C., Addendum to Referral Agreement
        10.12    Intelligent Life Corp., Listing and Advertising Agreement
        10.13    Kelley Blue Book, Referral Agreement
        10.14    Kelley Blue Book Company Inc., Amendment to Referral Agreement