Form 10-K
period 2000-12-31
E LOAN INC
filed 2001-04-02
CIK 1082337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-K

                              ---------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER: 000-25621

                              ---------------------

                                  E-LOAN, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              5875 Arnold Road, Suite 100, Dublin, California 94568
              -----------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        Delaware                                         77-0460084
- ------------------------                    ------------------------------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 16, 2001 is approximately $47,000,000. The total number of shares of common stock outstanding as of March 16, 2001 was 53,652,428.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 2001 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

         E-LOAN is a leading online provider of consumer loans, offering borrowers the ability to obtain a suitable loan for their personal financial needs. E-LOAN is a diversified consumer lender offering mortgage loans, home equity lines of credit ("HELOCs"), auto loans, credit cards and small business loans. E-LOAN originates loans through its website, providing its borrowers with a combination of streamlined technology, personal customer service and cost savings. E-LOAN's website provides borrowers access to a wide range of consumer debt information and interactive tools. Borrowers can determine which loans best suit their particular situation, easily compare loan products, apply online and track their applications from origination to close. E-LOAN intends to become the leading destination for consumer debt and the first national multi-lender consumer brand by offering a broad selection of loan products from leading lenders, along with tools and services to help consumers understand and manage their debt to reduce their overall cost of capital.

         E-LOAN's model transforms the traditional loan process by focusing on all three parts of the loan transaction: point of sale, transaction fulfillment, and sale of the loan to the capital markets. At the point of sale, E-LOAN lowers the cost to consumers and expands the number of lenders consumers typically find in the offline world. For consumers, E-LOAN provides a clear means to compare and contrast the true cost of loan products via its no-hidden-lender-fee pricing strategy. E-LOAN also underwrites and funds large percentages of its loans, which allows E-LOAN the ability to control loan fulfillment to streamline processes and help eliminate inefficiencies, saving borrowers time and money. Finally, when selling loans E-LOAN sells the servicing value of closed loans to the highest bidder in the capital markets. This allows E-LOAN to offer borrowers the lowest rates available from a broad range of lenders. E-LOAN believes that its business model, which encompasses sales, fulfillment and capital access, allows it to take full advantage of the enormous opportunities in online consumer lending. E-LOAN intends to take advantage of both short and long term cross-selling opportunities across its product line, thereby maximizing the lifetime value of its customer base.

INDUSTRY BACKGROUND

     Electronic Commerce and the Consumer Debt Market

         The Internet has emerged as a global medium for communication, information and commerce. As a result of the dramatic increase in the number of Internet users, the dollar volume of commerce conducted over the Internet is growing and is expected to continue growing.

         Loan products: home mortgages, auto loans, home equity loans and lines of credit, are ideally suited to fulfillment over the Internet because they are often complex, requiring extensive consumer research to find the right product and provider, and do not require the consumer, provider and product to be in physical proximity. The Internet gives consumers informational links and graphical interfaces for comparing competing products as well as transaction capabilities. More importantly, customers can determine just how much they can save with their auto or home loan, compared to traditional channels in a private setting. In fact, because many consumers perceive obtaining a loan to be inefficient and hard to understand because of the jargon, complex fees and difficulty in easily accessing a wide range of choices, the Internet may be a preferable source of loans for many borrowers who have had unpleasant experiences obtaining loans in the traditional way. Clearly, financing an auto transaction for the vast majority of consumers is an unpleasant experience. The last several years have seen a tremendous change in consumer ability and willingness to educate themselves about their auto purchase. Using the Internet to help save as much money as possible, within the financing component of the auto transaction, is a natural result of that trend. Also, as consumers gain experience in obtaining different mortgages, whether purchase or refinance, they are more likely to become self-reliant and prefer a faceless transaction.

     Shortcomings of the Traditional Consumer Debt Market

         Consumers seeking financing for homes, cars or other purchases often encounter obstacles in obtaining multiple rate quotes, unbiased advice, thorough comparisons of loan products and timely credit decisions. For consumers, obtaining a home loan represents an especially difficult transaction. While not as complex or difficult, obtaining an auto loan is an especially painful and potentially costly transaction. While increased competition in the mortgage industry over the past decade has resulted in tremendous innovation in the mortgage choices available to consumers, the level of complexity associated with these loans has also increased. In addition, the underwriting and lending processes remain paper and time-intensive, with little visibility into the process for consumers. As a result, we believe that the traditional mortgage lending process causes many consumers to feel:

         o uncertain that their single source lenders and brokers are providing unbiased advice and are recommending the most suitable loan products;

         o skeptical that rates initially quoted will ultimately be available;

         o intimidated by the number and variety of loan products available;

         o pressured to commit to a particular product before they have researched and compared products to their satisfaction;

         o frustrated with the amount and types of fees they are required to pay; and

         o overwhelmed by the substantial time and effort that it takes to get a mortgage loan.

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

         In the auto-lending arena, consumers (prior to the rise of the Internet) have relied largely upon local auto dealerships to provide financing. This is due in part to the difficulty in obtaining loan information from a variety of national lenders for comparison. Because direct lenders only offer their own products, it may be time-consuming and frustrating for a borrower to search for the lowest rate by comparing loans among several local lenders in the consumer's area. In the past, dealers have bundled financing with the sale of the car, and as a result, dealers can manipulate the terms of the financing package to compensate for any price concessions the buyer may negotiate for the vehicle. The elements of the loan, such as payment, term, and interest rate, in the past may not be easily understood and transparent to the buyer, because the dealer has no incentive to make it so. The Internet with its ability to educate consumers about auto pricing and auto financing most importantly allows consumers to separate the purchase price and the financing cost of a vehicle into two different transactions. Therefore, buyers can now leave the dealership with the ability to more fully control both negotiations, the price of the car and the cost of financing, and save themselves time, money and aggravation.

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

         A number of consumer loan websites act as multi-lender distribution channels for banks and other financing sources. While many of these referral sites offer a selection of lenders, they do not offer complete transaction fulfillment for customers, and therefore, add additional steps and fees to the lending process. Therefore, these sites are substantially unable to reduce costs and eliminate inefficiencies.

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

     The E-LOAN Solution

         E-LOAN is a leading online provider of consumer debt, including mortgages, auto loans, credit cards and small business loans. E-LOAN offers consumers the ability to obtain a suitable loan product from a wide array of lenders at a reduced cost to the consumer. Utilizing E-LOAN's website, borrowers can efficiently search, analyze and compare loan products offered by multiple lenders and apply for, qualify for and obtain the loan product that is compatible with their individual financial characteristics and borrowing requirements. E-LOAN provides credit approvals for mortgage loans, HELOCs, auto loans, credit cards and small business loans. E-LOAN also enables borrowers to track online the status of their mortgage applications, from submissions to closings, and to monitor their loans on an ongoing basis. E-LOAN recognizes the importance to borrowers of selecting the right loan product and performing ongoing debt management given that these products typically represent the largest debt components of an individual's financial portfolio. To assist borrowers in this regard, E-LOAN provides unbiased recommendations, as well as online analytical and product comparison tools. E-LOAN also provides a high level of customer service, designed to make the lending process significantly more streamlined, transparent to the borrower and efficient. In 2000, E-LOAN was a leader in the online mortgage market with approximately $1.2 billion in closed loans, including E-LOAN's estimate of closed loan volume from referrals. In addition, E-LOAN was a leader in online auto financing with over $860 million in closed loans in 2000.

     The E-LOAN solution provides the following key advantages to its customers

         Large Selection of Mortgage Products. Each customer inquiry triggers a proprietary rate search algorithm that sorts through thousands of products that are updated in real time. The result, delivered in seconds, is a set of the most competitively priced loans available through E-LOAN that best match the customer's criteria. E-LOAN believes that this large selection of lenders and loans available in a single destination saves borrowers time and effort in searching for and obtaining the most suitable mortgage.

         Convenient Auto Lending Source. The E-LOAN website allows consumers to apply for and obtain an auto loan. Customers receive immediate credit decisions online. Once approved, E-LOAN can provide next-day documentary drafts, allowing the customer to eliminate the need to negotiate auto financing at the dealership, which has tended to be a large source of profitability at a dealership. By separating the financing and purchasing transactions, E-LOAN effectively removes dealer control over financing terms and permits consumers to receive the rates they deserve based upon their credit background and not their negotiating skills.

         Customer Savings. By eliminating unnecessary, commissioned financing intermediaries such as loan agents and auto dealers, E-LOAN offers significant savings to its customers. These savings can amount to over 50% in origination costs of obtaining mortgages from traditional mortgage brokers or single source lenders. Similarly, by separating the auto loan transaction from the auto purchase, E-LOAN can typically offer its customers a lower loan rate than auto dealerships can offer.

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

         For mortgage loans and HELOCs:

         quickly search a database of thousands of loan products from nationally recognized lenders; compare two or more loans along many characteristics; use a calculator to determine the size of the loan for which they will qualify; obtain a pre-approval letter; set up rate watch and monitoring accounts so that they can receive automatic notification when their desired rates become available; apply for loans online; and track their loan applications through E-LOAN's unique E-Track service that monitors every stage of their loan application in real time.

         For auto loans:

         quickly obtain a rate quote; apply for a loan online; receive a credit decision in minutes; track loan applications online; and receive overnight documentary drafts to take to dealers.

         For credit cards:

         obtain instant online approval; transfer existing balances to a new card online; and obtain 0% introductory APR for certain borrowers.

         For small business loans:

         o        apply online;

         o        obtain approvals in five minutes for loans up to $50,000; and

         o        receive loan offers from multiple lending sources.

         High Level of Customer Service. E-LOAN is committed to providing a high level of customer service, as evidenced by referrals received from satisfied customers. Because customer service is a strategic priority, customers are surveyed on a regular basis and an award is presented to customer care specialists achieving the highest customer satisfaction standards. E-LOAN implements its customer service objectives by:

         o providing consumer resources through its information-rich website, which includes a comprehensive guide to various loan products;

         o working with mortgage loan, HELOC, and auto loan customers throughout the entire transaction process;

         o assigning a personal customer service representative to each borrower to serve as a single point of contact and support throughout the entire mortgage loan and HELOC process; and

         o providing borrowers with a real time window into every stage of the lending process for mortgage and auto loans with secure online status accounts for customers.

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

     E-LOAN Strategy

         E-LOAN's strategy is to be the leading internet-based provider of consumer loans and debt management services for consumers. Key elements of the E-LOAN strategy include:

         Expanding and Developing Consumer Debt Offerings. E-LOAN intends to offer a multi-lender selection of loan products in every major category of consumer debt. Currently, E-LOAN offers a wide range of fixed and adjustable mortgage loans and HELOCS from nationally recognized lenders. E-LOAN partners with Providian, a large national credit-card issuer, to offer the Aria brand credit card through the E-LOAN website. The Aria card offers a range of interest rate and payment options tailored to a borrower's financial profile. E-LOAN partners with LiveCapital to offer small business loans from multiple lenders through the E-LOAN website. E-LOAN intends to continue to seek ways to enhance the number of lenders and product choices available for consumers seeking a broad selection, savings and customer service.

         Expanding Multi-Source Lending Capabilities. E-LOAN believes that its ability to satisfy customers' specific borrowing requirements by offering the most comprehensive selection of consumer debt products available online nationwide is one of its greatest competitive advantages. Accordingly, E-LOAN plans to continue to grow the number and variety of its products and intends to offer multi-lender sources across all product groups.

         Using Technology to Bring Borrowers and Capital Markets Closer Together. E-LOAN intends to further streamline and automate consumer debt origination and underwriting processes in order to substantially eliminate the inefficiencies and unnecessary steps that separate the origination and underwriting processes from the capital markets. By continually incorporating and upgrading automated underwriting techniques and technologies, E-LOAN believes it will efficiently match borrowers with lenders, resulting in faster approval, lower pricing and reduced documentation.

         Enhancing Brand Awareness and Customer Loyalty. E-LOAN intends to become the first national multi-source lender with a widely recognized consumer brand name. E-LOAN uses both traditional and online marketing strategies to maximize customer awareness and enhance brand recognition. Traditional advertising efforts include a mix of radio and print campaigns aimed at building brand awareness nationwide for E-LOAN's combination of savings, selection and service. E-LOAN also partners with many leading online companies, including Yahoo!, Kelley Blue Book, Carpoint, Charles Schwab & Co., Inc., United Mileage Plus(R), bankrate.com, CapitalOne to promote its mortgage loans, HELOCs, and auto loan offerings. In addition, E-LOAN has a strategic partnership as the exclusive provider of online mortgage services to RE/MAX realty, a national real estate company, as part of its effort to increase its brand awareness among Realtors.

         E-LOAN plans to continue to focus on promoting customer loyalty and maximizing the lifetime value of its customer relationships through the implementation of superior personalization features, loyalty programs, and the continuous enhancement of its customer service offerings.

         Helping Consumers Monitor and Manage Their Debt. E-LOAN recognizes that consumers can lower their overall cost of capital by managing their loans as a portfolio, much as they do their assets. E-LOAN intends to provide tools and services to help our consumers create and manage these debt portfolios through personalized accounts within the E-LOAN online environment. E-LOAN believes that its role in providing these tools and services will help it form and maintain strong, ongoing relationships with borrowers that will prompt them to use E-LOAN to fulfill their future capital needs.

         E-LOAN's debt management services currently include loan monitoring and rate alerts that provide customers with assistance in mortgage loan origination and refinancing decisions. E-LOAN intends to further develop tools that help its customers identify optimal financing opportunities available through E-LOAN for all of their debt types in order to lower their overall cost of capital.

PRODUCTS AND SERVICES

         E-LOAN is an online service that offers an array of consumer debt products. E-LOAN offers the consumer complete fulfillment of mortgage loans, HELOCs, and auto loans from the point of online rate searching and application through the close of the loan and its sale in the secondary markets. E-LOAN also offers credit cards and small business loans in partnership with leading online providers of these products.

         Loan Products. E-LOAN has relationships with wide and diverse sources eligible to quote product rates on the website. E-LOAN's website currently offers a complete range of first and second mortgage products and home equity lines of credit, auto loans for new and used vehicles, access to a leading provider of credit cards and a provider of small business loans from a variety of lenders.

         Rate Search. E-LOAN's database contains rates for thousands of mortgage loan and HELOC products as well as rates for a variety of auto loans and is continuously updated. Prospective borrowers can quickly obtain customized rate quotes for a range of loan products. E-LOAN's search function features algorithms that identify the most competitive products available through E-LOAN based on individual borrower information.

         E-Track. E-LOAN has developed a proprietary online tracking system, E-Track, in order to make the loan application process more open and convenient for consumers. E-Track allows borrowers to track the progress of their loan application as well as the amount of anticipated closing costs from preliminary estimates to final settlement. E-LOAN establishes an E-Track account for each mortgage loan customer at the time an application is completed online. Each E-Track account is personalized and password-protected and contains important information, such as documentation requirements and deadlines, that pertain to the loan. All of this information is updated in real time as the loan application is processed.

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

         E-LOAN also provides additional products and services specific to the mortgage transaction, including:

         Loan Comparison. Borrowers can compare loans available through E-LOAN for differences in rates, points, prepayment penalties, interest rate costs over time, and for ARMS, life cap, index type, margin and periodic adjustments. Advanced comparison allows borrowers to take into account debt objectives, hold periods, return on other investments, and marginal tax rates.

         Loan Recommendations. To help borrowers find the most suitable loan among the broad array of available products, E-LOAN provides a recommendation feature. This feature consists of a brief questionnaire that enables borrowers to describe their investment objectives and prospective hold period, select an interest rate scenario and indicate the loan amount sought. E-LOAN's proprietary algorithm uses this information to deliver a set of suitable loan products available through E-LOAN. Borrowers can then adjust various parameters, such as the hold period or interest-rate scenario, to see how that recommendation might change.

         Rate Watch. The Rate Watch service allows prospective borrowers to input a target interest rate for the desired loan type. E-LOAN searches its database of thousands of mortgage loan products on a daily basis to determine if a product has become available that meets the borrower's criteria. If a suitable product is found, the borrower receives an email alert inviting him or her to visit E-LOAN's website and apply for the loan.

         Mortgage Monitor. The Mortgage Monitor service allows the prospective borrower to input the terms for an existing mortgage and immediately compare that loan to all other suitable products available through E-LOAN. In addition, the prospective borrower can choose to receive an email alert whenever a product becomes available that can beat the rate of his or her existing mortgage.

         Pre-Qualification/Pre-Approval Services. Through its online pre-qualification and pre-approval services, E-LOAN assists prospective mortgage loan customers in making their home buying decisions by enabling them to determine the exact amount of the loan they are qualified to obtain.

         Realtor Information and Services. Realtors can use the E-LOAN website to help their clients calculate the loan amount they can afford, generate a pre-qualification letter or obtain a pre-approval before selecting a property, search for rates, and educate them on the mortgage process and terms. In addition, E-LOAN's website offers Realtors a free service allowing them to generate custom flyers to advertise their listings. Realtors can also help individual clients with loans in process by using E-Track Pro, a service that allows Realtors to track the progress of their clients' loan applications online, anytime, with their clients' permission.

         Relocation Information and Services. E-LOAN offers a full array of specially discounted relocation products for qualifying relocation customers. These rates can be obtained through a search of a special relocation database accessible through E-LOAN's Relocation Center. E-LOAN has a dedicated team of customer service representatives specially trained in assisting relocating customers and their agents. E-Track Pro is also available to relocation consultants who wish to track their clients' loan in process in order to help them through the process.

MORTGAGE OPERATIONS

         E-LOAN is engaged in the mortgage loan origination business as a multi-source lender and broker. E-LOAN originates, underwrites, funds and sells mortgage loans. Originations are funded either through lending partners or through E-LOAN's own warehouse lines of credit. E-LOAN's loan originations are principally prime credit quality first-lien mortgage loans secured by single family residences. E-LOAN also offers second mortgages and home equity lines of credit in many states. All loans are underwritten pursuant to standards established by E-LOAN and conform to the underwriting standards of the ultimate purchasers of the loans.

         E-LOAN's principal sources of income are loan origination fees, gains from the sale of loans, if any, and interest earned on mortgage loans during the period that they are held pending sale. Because E-LOAN's policy is to sell all loans that it originates, E-LOAN does not perform loan-servicing functions, and therefore does not generate ongoing servicing revenues that are customarily earned by traditional mortgage lenders.

         Obtaining an E-LOAN Mortgage Loan. The loan origination process begins when the customer completes a loan application online through the E-LOAN website. Once the application is submitted, E-LOAN initiates a series of steps to efficiently underwrite and process the loan while providing a consistent level of customer service. Generally, within minutes of submitting an application (or hours for weekend applications), customers receive a phone call from an E-LOAN customer service representative welcoming them to E-LOAN, answering questions, verifying information in the application and telling them what to expect from the process. At the same time, E-LOAN immediately mails each customer a welcome package designed to further brand the E-LOAN experience that contains the necessary disclosure documents mandated by governmental authorities. Customers may also opt to have their required disclosures delivered electronically.

         An E-Track account is created at the time a loan application is received and serves as the customer's primary communication system with E-LOAN throughout the loan process. Customers are invited to visit their E-Track account frequently to review key steps in the loan process, receive updated information regarding their loan product, closing costs, an interest rate lock, loan disclosures, and view the progress of their loan approval.

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

         Final loan approval is secured once all critical data elements have been validated and have been confirmed to satisfy the guidelines of the lending program sought by the borrower. If a borrower's loan does not satisfy lender guidelines, the designated customer service representative will research additional lenders for the customer. If a product cannot be secured for the customer, the customer will receive a letter stating the reasons that a loan could not be obtained.

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

         Loan Production. E-LOAN originates conventional mortgage loans (conforming and jumbo loans) and HELOCs. Approximately 80% of the conventional loans originated are conforming loans, which are eligible for sale in programs sponsored by Fannie Mae or Freddie Mac.

         The remainder of the conventional loans are non-conforming loans. These include loans with an original balance in excess of $275,000 that otherwise meet all other Fannie Mae or Freddie Mac guidelines (jumbo loans), and other loans that do not meet those guidelines.

         The following table illustrates the percentages of E-LOAN's business from purchase and refinance loans through 2000:

                       PURCHASE VS. REFINANCE CLOSED LOANS

                         1998      1999      Q1 00     Q2 00     Q3 00     Q4 00
                         ----      ----      -----     -----     -----     -----
Purchase                   5%       63%       54%       66%       67%       49%
Refinance                 95%       37%       46%       34%       33%       51%

         E-LOAN offers the following categories of loan products:

         o        long term adjustable rate mortgages;

         o        intermediate term adjustable rate mortgages;

         o        fixed rate mortgages;

         o        home equity lines of credit; and

         o        no closing cost loans.

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

         E-LOAN is approved as an originator under Fannie Mae's Desktop Originator and Desktop Underwriter system (DU), and Freddie Mac's Loan Prospector (LP). These systems help automate the lending process for all conforming loans and loans aimed at low-and moderate-income borrowers. The goal of DU and LP is to reduce the time and expense of property appraisals.

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

         E-LOAN considers the following general underwriting criteria in determining whether to approve a loan application:

         o        employment and income;

         o        credit history;

         o        property value and characteristics;

         o        borrower characteristics; and

         o        available assets.

E-LOAN's Express Loan product allows borrowers with excellent credit to obtain a loan without the typical level of documentation required.

         Sale of Loans. E-LOAN sells all loans that it originates, on a loan by loan basis, along with the loan servicing rights. Substantially all prime credit quality first mortgage loans sold by E-LOAN are sold without recourse. Generally, E-LOAN sells its non-conforming conventional loan production to large buyers in the secondary market. E-LOAN attempts to minimize the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market, through its hedging activities. Individual mortgage loan risks are aggregated by note rate, mortgage loan type a stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. E-LOAN currently hedges its mortgage pipeline through mandatory forward sale of Fannie Mae mortgage-backed securities and non-mandatory forward sales agreements with the ultimate investor. E-LOAN determines which alternative provides the best execution in the secondary market.

         E-LOAN believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in the market value of its fixed-rate mortgage loans held for sale. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

         Financing of Internal Mortgage Funding Operations. E-LOAN's principal financing requirements are associated with its internal loan funding activities. To satisfy these requirements, E-LOAN currently draws on warehouse credit facilities it has established with Greenwich Capital, and GE Capital. E-LOAN had committed and uncommitted funds available through its warehouse credit facilities and its agreement with Greenwich Capital aggregating approximately $250 million as of March 31, 2001.

         If E-LOAN continues to sell a majority of its internally funded mortgage loans within approximately one month, its existing warehouse credit facilities would enable E-LOAN to internally fund approximately $250 million in mortgage loans during each 30-day period.

         Our agreements with our warehouse lenders require us to comply with various operating and financial covenants. These covenants restrict our ability to:

         o sell any of our material assets or merge or consolidate with another company;

         o        issue additional shares of common stock without their consent;

         o        pay dividends on our outstanding shares of common stock; and

         o        amend our Certificate of Incorporation or Bylaws.

         These covenants also require us to:

         o maintain a minimum cash and cash equivalents, and tangible net worth;

         o        limit the amount of debt we incur relative to our net worth;

         o ensure that our current assets are equal to or greater than our current liabilities; and

         o maintain two warehouse facilities at all times with minimum credit limits.

         E-LOAN intends to increase and diversify further its short-term funding capabilities and continue to identify and pursue alternative and supplementary methods to finance its operations through the public and private capital markets.

AUTO OPERATIONS

         On September 17, 1999, E-LOAN acquired from Bank of America a subsidiary called Electronic Vehicle Remarketing, Inc., (EVRI), which operated the leading auto loan origination website, CarFinance.com. As a result of the acquisition, E-LOAN became a leading online provider of auto loans. Currently, E-LOAN acts both as a direct lender and as a broker of auto loans. In the first half of the year 2001, E-LOAN expects to fund auto loans using a warehouse line of credit and then sell them to auto loan purchasers in a manner similar to that which it employs for mortgage loan sales.

         The process of obtaining a car loan involves fewer steps than a mortgage and occurs at a much faster pace. The process begins when a customer searches for a rate, then completes a short, online application at the E-LOAN website. The application goes through an automated underwriting process that takes only minutes to complete.

         If approved, a customer receives an email notification within two hours after submitting the application. At the time of approval, a documentary draft and two sets of sample loan documents are created (one for a used car and one for a new car), and are mailed or delivered overnight to the customer. The customer then takes the documentary draft and documents to any franchised auto dealership and negotiates for a vehicle of their choice, with the same leverage in the transaction as a cash purchaser brings to a dealer.

         When the customer selects a vehicle, and the purchase price is finalized, the customer signs the draft and presents it to the dealer as payment. The dealer is required to obtain a copy of the customer's driver's license as proof of identity and to forward this to E-LOAN. In addition, the dealer ensures that the title is filed properly with E-LOAN or the loan purchaser as the lien-holder and that the purchase agreement is faxed to E-LOAN. The dealer deposits the draft with its bank. Upon notification that the draft has been presented for payment, E-LOAN has 72 hours to verify that all of the documentation has been received and is in order before honoring the draft. When the documents have been verified, the bank is notified to honor the draft and a copy of the final loan contract is delivered to the customer.

CUSTOMER SERVICE

         E-LOAN devotes significant resources to providing personalized, timely customer service and support to minimize the potential uncertainty, anxiety and inconvenience of the mortgage and auto loan process. By combining high-tech communications with highly personalized attention, E-LOAN believes it provides a level of customer service superior to that experienced in the traditional loan application process.

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

         Every online mortgage loan application also triggers the opening of a password-protected E-Track account. Using E-Track, customers can track the process of their loan applications online, at any time. Each event that occurs throughout the various stages of the loan process generates an automated email alert to the borrower. The information is also logged in E-Track so the borrower has a continuously updated record of all loan application developments. E-LOAN is also configuring E-Track to enable customers to view required disclosures electronically.

         A CSR is available to every auto loan application, to ensure prompt attention at all stages of the auto loan process. E-LOAN maintains regular e-mail communication with all auto loan applicants throughout the loan process.

TECHNOLOGY

         E-LOAN's technology systems use a combination of its own proprietary technologies and commercially available, licensed technologies from industry leading providers, including Sun Microsystems, Cisco Systems and Oracle. E-LOAN's systems were designed around industry standard architecture to reduce downtime in the event of outages or catastrophic occurrences. Our systems provide availability 24 hours a day, seven days a week, and have capacity for peak activity levels before requiring additional hardware or support.

         User Interface. The E-LOAN website is designed for fast downloads and compatibility with the most basic browsers. Pages are built with minimal graphics and do not require client-side plug-ins or Java to view.

         Loan Application and Tracking. When a customer applies for a loan online, the application data is stored in a file server. As additional information, including credit reports, appraisal details and financial documentation, is obtained throughout the loan process and added to the borrower's file, e-mails are automatically sent to the borrower (and Realtor, if applicable) to inform them of the current status of the loan application. At the same time, the borrower's E-Track account is updated. Each day, E-LOAN sends thousands of automated e-mails and updates hundreds of E-Track accounts.

         Security. In order to safeguard borrowers' sensitive financial data, E-LOAN's systems provide the most secure online transaction capability available. Customer information sent via the website is encrypted using a Secure Socket Layer. The server is protected with industry leading firewall software. The website itself is locked down, with only two people authorized to change the content on the production servers. E-Track is password-protected so that only the borrower may access the account. For an extra measure of protection, none of the borrower's credit or financial information is contained in the E-Track account. The file server containing borrower data is accessible only to authorized users within E-LOAN.

         Server Hosting and Back-Up. E-LOAN's website system hardware is hosted at the Exodus facilities in Santa Clara, California and New Jersey, providing redundant communication lines and emergency power back-up. We have implemented load balancing systems and our own redundant servers to provide for fault tolerance. Scheduled maintenance takes place without taking the website offline.

MARKETING

         E-LOAN's brand and direct response marketing strategy is to attract home and auto loan applicants to its website by promoting the E-LOAN brand as a byword for trust, choice, open and honest competitive pricing and service for consumer loans. E-LOAN relies on a variety of methods to promote its brand. By providing superior customer service, E-LOAN promotes online referrals from satisfied borrowers. Offline marketing campaigns featuring radio advertising nationwide target the demographic and geographic segments with the highest propensity to utilize an online loan provider.

         Mortgage Marketing. Strategic partnerships with online financial websites, Charles Schwab & Co., Inc., Yahoo!, and Wingspanbank.com drive applications through mortgage loan centers on those websites. E-LOAN's strategic partnership with LiveCapital, the provider of small business loans through the E-LOAN site, also includes a reciprocal set of links on the LiveCapital site to drive mortgage loan customers back to E-LOAN.

         E-LOAN also has an exclusive partnership to provide mortgage loans with Charles Schwab & Co., Inc. and hrblock.com (the website of industry leading tax preparer H&R Block). E-LOAN has also partnered with RE/MAX Realty, the nation's second-largest real estate agency. E-LOAN also engages in marketing activities at Realtor and relocation trade shows and other events in the real estate industry in order to encourage Realtors and relocation consultants to refer homebuyers directly to our website.

         Auto Marketing. Strategic partnerships with leading automotive sites, including Microsoft's CarPoint, Kelley Blue Book, and Bankrate.com, drive applications from ready and sophisticated auto buyers through auto loan centers on those websites. In addition. E-LOAN maintains an auto affiliate program with over 3000 websites that provide access to E-LOAN's auto loans in exchange for a small fee per application.

LICENSING AND REGULATION OF MORTGAGE AND AUTO LOAN BUSINESS

         E-LOAN is licensed as a mortgage banker and/or mortgage broker, or is otherwise authorized to originate mortgage loans in all states and the District of Columbia. E-LOAN has obtained available licenses in every state that requires such licensing for E-LOAN's online operations and originates auto loans in most, but not all, states. In a few states where licensing would provide rate relief for certain loans, but is not available for E-LOAN's particular online lending operations, E-LOAN limits its product offerings to comply with state law.

         The mortgage and auto loan businesses are highly regulated. In order to offer its mortgage and auto loan services, E-LOAN must comply with federal and state laws and regulations relating to licensing, advertising, loan disclosures and servicing, rate and fee limits, use of credit reports, notification of action taken on loan applications, privacy, discrimination, unfair and deceptive business practices, payment or receipt of kickbacks, referral fees or unearned fees in connection with the provision of real estate settlement services, and other requirements.

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

EMPLOYEES

         As of December 31, 2000, E-LOAN employed 355 full-time employees, of whom 155 were in mortgage operations, 12 were in home equity operations, 101 were in auto loan operations, 40 were in administration, 19 were in marketing and business development, and 30 were in engineering. As E-LOAN continues to grow and introduce more products, it expects to hire more personnel, particularly in the areas of mortgage and auto operations. None of E-LOAN's employees are represented by a labor union or are the subject of a collective bargaining agreement. E-LOAN believes that relations with its employees are good.

ITEM 2.  PROPERTIES

         E-LOAN is headquartered in Dublin, California, where it leases approximately 68,000 square feet of space primarily in a single building where its mortgage operations and a portion of its auto loan operations take place. E-LOAN also holds a lease on approximately 24,000 square feet of office space in Jacksonville, Florida where most of the auto loan fulfillment activity takes place. The lease for E-LOAN's office space in Dublin expires in November 2004. The lease for E-LOAN's office space in Jacksonville expires in August 2005.

ITEM 3.  LEGAL PROCEEDINGS

         On May 23, 2000, Mobile Internet Technologies, LLC, d/b/a Auto2Auto ("Auto2Auto") initiated an action in the United States District Court for the Middle District of Florida against E-LOAN, Inc., Jeff Danford, E-LOAN's former Vice President of Auto Lending Operations, and Curtis Kuboyama, its former Manager of Auto Product Development. The complaint alleged causes of action against all defendants for violation of Florida's Uniform Trade Secrets Act and Deceptive and Unfair Trade Practices Act, misappropriation of Auto2Auto's idea, and unjust enrichment, and alleged causes of action against Danford and Kuboyama for breach of contract and breach of an implied-in-fact contract. After the parties exchanged motions and discovery, the Complaint was dismissed with prejudice.

         On December 21, 1999, Charles Hamrick ("Hamrick") filed a complaint against First Union Mortgage Corporation ("First Union") in the Circuit Court of Shelby, Alabama, seeking an injunction to prevent First Union from foreclosing on the plaintiff's residence. The case was removed to the U.S. District Court for the Northern District of Alabama, and E-LOAN and Service Link, L.P. were added as defendants. In the complaint, the plaintiff seeks compensatory and punitive damages against First Union, E-LOAN and Service Link arising from their actions in August and September of 1999, relating plaintiff's application for a refinance loan that was not funded. On or about June 28, 2000, First Union filed a cross-claim against E-LOAN and Service Link, alleging fraud and unjust enrichment, and seeking compensatory and punitive damages. E-LOAN has filed a response to the complaint and cross-claims, denying any liability. The parties have agreed to a settlement of an immaterial amount.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         E-LOAN's common stock has been quoted on the Nasdaq National Market under the symbol "EELN" since its initial public offering on June 28, 1999. Prior to this time, there was no public market for E-LOAN's common stock. The following table shows the high and low sale prices per share of E-LOAN's common stock as reported on the Nasdaq National Market for the periods indicated:

                                                             High         Low
                                                             ----         ---

Fiscal 1999:
  Second Quarter ........................................   $ 51.00     $ 20.00
  Third Quarter .........................................   $ 74.38     $ 18.25
  Fourth Quarter ........................................   $ 29.88     $ 16.25

                                                             High         Low
                                                             ----         ---

Fiscal 2000:
  First Quarter .........................................   $ 16.75     $  7.00
  Second Quarter ........................................   $  9.34     $  3.25
  Third Quarter .........................................   $  4.63     $  3.13
  Fourth Quarter ........................................   $  4.88     $  0.38

         On March 16, 2001, the last reported sale price of E-LOAN's common stock on the Nasdaq National Market was $0.875 per share. E-LOAN had approximately 13,100 holders of record of our common stock on that date.

         We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The covenants under our Loan and Security Agreement with Silicon Valley Bank and our warehouse lines of credit with Cooper River Funding Inc. and Greenwich Capital Products, Inc., prohibit us from paying cash dividends.

         In April 2000, E-LOAN entered into a Securities Purchase Agreement with six institutional investors, including two current investors, Technology Partners and Benchmark Capital. Pursuant to the agreement, E-LOAN sold an aggregate of 10,666,664 shares of its common stock at a purchase price of $3.75 per share. The aggregate gross proceeds received from the sale were $40,000,000. In connection with the agreement, E-LOAN registered these shares for resale under applicable securities laws.

         In April 2000, E-LOAN entered into a marketing agreement with Charles Schwab & Co., Inc., pursuant to which Schwab agreed to provide certain marketing services to the Company including the development of a co-branded website on which the Company will offer its services to Schwab's customers. In addition to certain cash payments to be made by E-LOAN to Schwab pursuant to the marketing agreement, E-LOAN issued two warrants to purchase a total of 13.1 million shares of common stock. The first warrant for 6.5 million shares has a three year term and is exercisable at $3.75 per share. The second warrant for 6.6 million shares has a three and a quarter year term and is exercisable at $15.00 per share. E-LOAN has agreed to register for resale under the applicable securities laws the shares issuable upon the exercise of the warrants.

ITEM 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

         The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is qualified by reference to the Financial Statements and Notes thereto appearing elsewhere in this document. The balance sheet data as of December 31, 1999 and 2000 and the income statement data for each of the three years in the period ended December 31, 2000 are derived from, and are qualified by reference to, the audited financial statements of E-LOAN included elsewhere in this document.

                                                                   Years Ended December 31, 2000
                                            --------------------------------------------------------------------------
                                                1996            1997           1998            1999            2000
                                            -----------     -----------    -----------     -----------     -----------

INCOME STATEMENT DATA:
Revenues.............................       $       893     $     1,043    $     6,832     $    22,097     $    35,879
Operating expenses:
   Operations........................               903           1,319          8,257          22,779          31,747
   Sales and marketing...............                --             470          5,704          30,286          28,506
   Technology........................                --             102          1,346           3,595           6,207
   General and administrative........                97             524          1,619           6,859           6,840
   Non-cash marketing costs..........                --              --             --              --           6,490
   Amortization of unearned
   compensation......................                --              --          1,251          23,116           9,392
   Amortization of goodwill and
   intangible assets ................                --              --             --          11,589          39,733
                                            -----------     -----------    -----------     -----------     -----------
     Total operating expenses........             1,000           2,415         18,177          98,224         128,915
                                            -----------     -----------    -----------     -----------     -----------
       Loss from operations..........              (107)         (1,372)       (11,345)        (76,127)        (93,036)
Other income, net....................                (3)             (2)           173           3,152           1,276
                                            -----------     -----------    -----------     -----------     -----------
Net loss.............................       $      (110)    $    (1,374)   $   (11,172)    $   (72,975)    $   (91,760)
                                            ===========     ===========    ===========     ===========     ===========
     Net loss per share:
       Basic and diluted.............       $     (0.01)    $     (0.12)   $     (0.98)    $     (2.75)    $     (1.91)
                                            ============    ===========    ===========     ===========     ===========

BALANCE SHEET DATA (AT END OF
   PERIOD):
Cash and cash equivalents............       $         2     $     4,218    $     9,141     $    37,748     $    28,459
Loans held-for-sale (pledged)........                --              --         42,154          35,140          22,745
Goodwill and intangible assets.......                --              --             --          67,878          28,144
Total assets.........................                40           4,680         55,523         152,967          99,743
Warehouse lines payable..............                --              --         41,046          33,115          17,678
Long term obligations................                --              --          1,289           2,525           1,088
Mandatorily redeemable
   convertible preferred stock.......                --           5,049         21,393              --              --
Total stockholders' equity
   (deficit).........................               (52)           (966)       (11,184)        103,007          67,486

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this document. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed below under Factors Affecting Future Operating Results. The company disclaims any obligation to update information contained in any forward-looking statement.

OVERVIEW

         E-LOAN is a leading online lender whose revenues are derived primarily from the commissions and fees earned from both brokered mortgage and auto loans and mortgage, home equity and auto loans that it underwrites, funds and sells on the secondary market.

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

HOME EQUITY REVENUES

         In the fourth quarter of 2000, E-LOAN began home equity loan origination and sale operations. E-LOAN's home equity revenues are derived from the origination and sale of self-funded loans. Self-funded loans are funded through E-LOAN's own warehouse lines of credit and sold to home equity loan purchasers. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs, other processing fees and interest paid by borrowers on loans that E-LOAN holds for sale. These revenues are recognized at the time the loan is sold or, for interest income, as earned during the period from funding to sale.

AUTO REVENUES

         E-LOAN's auto revenues are derived from the origination and sale of self-funded loans and from the brokering of auto loans. Auto brokerage revenues are primarily comprised of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is closed. Self-funded loans are currently funded using E-LOAN's balance sheet and sold to auto loan purchasers. Beginning in April 2001, E-LOAN will fund its auto loans prior to sale with borrowings against an auto line of credit. Self-funded loan revenues consist of the mark-up to the lending partners loan price or a set origination fee. These revenues are recognized at the time a loan is sold.

GENERAL

         In generating revenues, E-LOAN relies on a number of strategic Internet distribution partners to direct a significant number of prospective customers to its website. E-LOAN considers its distribution partnerships with Schwab, Yahoo!, United Mileage Plus(R), Kelley Blue Book and bankrate.com to be the most critical to its ability to generate revenues. Schwab and Yahoo! have made equity investments in E-LOAN.

QUARTERLY RESULTS

         The following table sets forth the results of operations for E-LOAN on a quarterly basis and expressed as a percentage of total revenues:

                                                                      Three Months Ended
                                   ------------------------------------------------------------------------------------------
                                    March 31,   June 30,  Sept. 30,    Dec. 31,   March 31,  June 30,   Sept. 30,    Dec. 31,
                                      1999        1999       1999        1999       2000       2000        2000        2000
                                   ------------------------------------------------------------------------------------------
                                   (Unaudited)
Revenues                           $   4,802   $   4,562  $   5,026   $   7,707  $   7,113  $   8,483   $   8,966   $  11,317
Operating expenses:
      Operations                       4,442       4,835      6,470       7,032      6,836      7,170       8,442       9,299
      Sales and marketing              3,698       7,574      9,362       9,652      9,134      7,596       6,295       5,481
      Technology                         529         749        972       1,345      1,122      1,707       1,650       1,728
      General and administrative         996       2,473      1,598       1,792      1,789      1,953       1,548       1,550
      Non-cash marketing costs            --          --         --          --         --        519       2,985       2,986
      Amortization of unearned
          compensation                 6,554       5,785      5,599       5,178      3,468      2,918       1,723       1,283
      Amortization of goodwill
          and intangible assets           --          --      1,656       9,933      9,933      9,933       9,933       9,934
                                   -------------------------------------------------------------------------------------------
      Total operating expenses        16,219      21,416     25,657      34,932     32,282     31,796      32,576      32,261
                                   -------------------------------------------------------------------------------------------
Loss from operations                 (11,417)    (16,854)   (20,631)    (27,225)   (25,169)   (23,313)    (23,610)    (20,944)
Other income (loss), net                  36         (66)       387       2,795        388        201         486         201
                                   -------------------------------------------------------------------------------------------
Net loss                           $ (11,381)  $ (16,920) $ (20,244)  $ (24,430) $ (24,781) $ (23,112)  $ (23,124)  $ (20,743)
                                   -------------------------------------------------------------------------------------------

AS A PERCENTAGE OF REVENUES:
Revenues                                 100%        100%       100%        100%       100%       100%        100%        100%
Operating expenses:
      Operations                          93%        106%       129%         91%        96%        85%         94%         82%
      Sales and marketing                 77%        166%       186%        125%       128%        90%         70%         48%
      Technology                          11%         16%        19%         17%        16%        20%         18%         15%
      General and administrative          21%         54%        32%         23%        25%        23%         17%         14%
      Non-cash marketing costs             0%          0%         0%          0%         0%         6%         33%         26%
      Amortization of unearned
          compensation                   136%        127%       111%         67%        49%        34%         19%         11%
      Amortization of goodwill             0%          0%         0%          0%         0%         0%          0%          0%
          and intangible assets
      Total operating expenses           338%        469%       478%        324%       314%       258%        253%        197%
Loss from operations                    -238%       -369%      -410%       -353%      -354%      -275%       -263%       -185%
Other income (loss), net                   1%         -1%         8%         36%         5%         2%          5%          2%
Net loss                                -237%       -371%      -403%       -317%      -348%      -272%       -258%       -183%
                                   -------------------------------------------------------------------------------------------

REVENUES

         Revenues increased throughout 1999 from $4.8 million to $7.7 million and increased sequentially each quarter throughout 2000 from $7.1 million to $11.3 million. A significant portion of these increases resulted from growth in the number of mortgage loans closed and sold, and the initiation of E-LOAN's auto loan origination and sale operations in September 1999 as a result of E-LOAN's acquisition of CarFinance.com from Bank of America. E-LOAN received approximately 2% of total revenues in the quarters throughout 2000 from an alliance with a leading credit card provider. E-LOAN has also formed alliances to offer small business loans and to process subprime mortgage loans. In the fourth quarter of 2000, E-LOAN initiated the origination and sale of home equity lines of credit. Previously, E-LOAN has worked through partnerships to provide this service. Home equity loan operations provided approximately 2% of total revenues in the quarter ended December 31, 2000. E-LOAN expects this portion of the business to increase in absolute dollars going forward.

OPERATING EXPENSES

         Total Operating Expenses. Total operating expenses increased sequentially from the first quarter to the fourth quarter of 1999 from $16.2 million to $34.9 million and remained relatively flat in 2000. The quarterly increases in 1999 are primarily due to significant increases in compensation and benefits as a result of increased headcount, expanded advertising and promotional activities and the amortization of goodwill related to the acquisition of Carfinance.com in September 1999.

         Operations. Operations expense is comprised of both fixed and variable expenses, including salaries, benefits and expenses associated with the brokering, origination and sale of mortgage, home equity and auto loans and interest expense paid by E-LOAN under the warehouse facilities it uses to fund mortgage and home equity loans held for sale. Operations expense increased sequentially from the first quarter to the fourth quarter of 1999 from $4.4 million to $7.0 million and increased from the first quarter to the fourth quarter of 2000 from $6.8 million to $9.3 million. Operations expense decreased as a percentage of revenues from 93% for the first quarter of 1999 to 82% for the fourth quarter of 2000. The decrease in operations expense as a percentage of revenue is due to the increased leverage of fixed costs from technology and process improvements. E-LOAN expects operations expenses to continue decrease as a percentage of revenue going forward as it further streamlines and automates the loan process and leverages its fixed costs over a growing loan volume.

         Sales and Marketing. Sales and marketing expense is primarily comprised of expenses related to advertising, promotion and distribution partnerships and salaries, benefits and other expenses related to personnel. Sales and marketing expense increased from the first quarter to the fourth quarter of 1999 from $3.7 million to $9.7 million and decreased sequentially from the first quarter to the fourth quarter of 2000 from $9.1 million to $5.5 million. Sales and marketing expense increased as a percentage of revenues from 77% for the first quarter of 1999 to 125% for the fourth quarter of 1999 and decreased as a percentage of revenues from 128% for the first quarter of 2000 to 48% for the fourth quarter of 2000. Sales and marketing expense increased in 1999 primarily due to a substantial increase in expenses for advertising, promotion and distribution partnerships. Sales and marketing expense decreased in 2000 as a percentage of revenue due to increased leverage from new and existing advertising and partner relationships. Sales and marketing expenses are expected to stay relatively constant in absolute dollars in the upcoming quarters.

         Technology. Technology expense includes salary, benefits and consulting fees related to website development, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense increased from the first quarter to the fourth quarter of 1999, from $0.5 million to $1.3 million and increased from the first quarter to the fourth quarter of 2000, from $1.1 million to $1.7 million. Technology expense increased as a percentage of revenues from 11% for the first quarter of 1999 to 17% for the fourth quarter of 1999 and remained relatively constant in 2000. The absolute dollar increases were primarily the result of the growth in engineering and management information systems personnel to support the expansion of online operations. E-LOAN expects technology expense to moderately increase in absolute dollars as it invests in systems that further automate the loan origination process.

         General and Administrative. General and administrative expense is primarily comprised of salary, benefits and professional services. General and administrative expense increased from the first quarter to the fourth quarter of 1999 from $1.0 million to $1.8 million and decreased from the first quarter to the fourth quarter of 2000 from $1.8 million to $1.6 million. General and administrative expense increased as a percentage of revenues from 21% for the first quarter of 1999 to 23% for the fourth quarter of 1999, and decreased as a percentage of revenues from 25% for the first quarter of 2000 to 14% for the fourth quarter of 2000. General and administrative expense increased primarily due to the addition of general and administrative headcount and increased professional services fees. In addition, during the second quarter of 1999, E-LOAN recorded a $0.9 million non-cash charge in connection with its donation of 75,000 shares of common stock to a charitable foundation. General and administrative expenses are expected to stay relatively constant in the upcoming quarters.

         Amortization of Unearned Compensation. Certain stock options granted in the years ended December 31, 1998 and 1999 have been considered to be compensatory. Additionally, an issuance of Series D preferred stock to an officer in 1999 has been considered to be compensatory. Unearned compensation associated with stock options for the years ended December 31, 1998 and 1999 amounted to $5.7 million and $44.3 million, respectively. Of these amounts $23.1 million and $9.4 million have been amortized for the years ended December 31, 1999 and 2000, respectively. Amortization of Unearned Compensation will continue to decline in absolute dollars on a quarterly basis as the remainder is amortized over the respective stock option vesting periods.

         Amortization of Goodwill. Amortization of goodwill, which resulted from the acquisition of CarFinance.com in September of 1999, increased from $1.7 million in the third quarter of 1999 to $9.9 million per quarter from the fourth quarter of 1999 through the fourth quarter of 2000. E-Loan is amortizing the goodwill and acquired intangible assets on a straight-line basis over two years, and the asset will be fully amortized by the end of the third quarter of 2001.

         Other Income, Net. Other income, net, increased from the first quarter to the fourth quarter of 1999 from $36,000 to $2.8 million and decreased from the first quarter to the fourth quarter of 2000 from $0.4 million to $0.2 million. In the fourth quarter of 1999, E-LOAN negotiated a settlement regarding one of its strategic alliance agreements and received a warrant to purchase 53,996 shares of the Company's Series D convertible preferred stock. E-LOAN recorded the warrant at fair value on the date the settlement was reached, and accordingly, E-LOAN recognized a one-time, non-cash gain of $2.9 million. In addition, E-Loan accrued for a one-time expense of $400,000 at December 31, 1999 related to an existing trademark dispute.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 2000

         The following table sets forth the results of operations for E-LOAN and these results expressed as a percentage of total revenues:

                                                           Years Ended
                                                           December 31,
                                                   ---------------------------
                                                      1999              2000
                                                   ---------         ---------

Revenues                                           $  22,097         $  35,879
Operating expenses:
      Operations                                      22,779            31,747
      Sales and marketing                             30,286            28,506
      Technology                                       3,595             6,207
      General and administrative                       6,859             6,840
      Non-cash marketing costs                            --             6,490
      Amortization of unearned
           compensation                               23,116             9,392
      Amortization of goodwill
           and intangible assets                      11,589            39,733
                                                   ---------         ---------
      Total operating expenses                        98,224           128,915
                                                   ---------         ---------
Loss from operations                                 (76,127)          (93,036)
      Other income (loss), net                         3,552             1,276
                                                   ---------         ---------
Net loss                                           $ (72,575)        $ (91,760)
                                                   ---------         ---------

AS A PERCENTAGE OF REVENUES:
Revenues                                                 100%              100%
Operating expenses:
      Operations                                         103%               88%
      Sales and marketing                                137%               79%
      Technology                                          16%               17%
      General and administrative                          31%               19%
      Non-cash marketing costs                            --                18%
      Amortization of unearned
           compensation                                  105%               26%
      Amortization of goodwill
           and intangible assets                          52%              111%
      Total operating expenses                           445%              359%
Loss from operations                                    -345%             -259%
      Other income (loss), net                            16%                4%
Net loss                                                -328%             -256%
                                                   ---------         ---------


REVENUES

         Revenues for the year ended December 31, 2000 increased $13.8 million from $22.1 million for the twelve months ended December 31, 1999 to $35.9 million for the twelve months ended December 31, 2000. This increase resulted primarily from the growth in the number of mortgage loans closed and the growth in auto loans closed as a result of the acquisition of CarFinance.com in September 1999. Included in the total revenue for the year ended December 31, 2000 is $0.2 million in home equity revenue from the sale of home equity loans, which E-LOAN began originating and selling internally in November of 2000. In addition, E-LOAN received approximately 2% and 3% of total revenues from the years ended December 31, 2000 and 1999, respectively, from an alliance with a leading credit card provider. E-LOAN also has alliances to offer small business loans and process subprime mortgage loans.

OPERATING EXPENSES

         Total Operating Expenses. Total operating expenses increased $30.7 million from $98.2 million for the twelve months ended December 31, 1999 to $128.9 million for the twelve months ended December 31, 2000. The increase is primarily due to an expansion of the auto loan portion of the business (which was acquired from Bank of America in September of 1999), an increase of $28.1 million in the amortization of goodwill in connection with this acquisition and $6.5 million in non-cash marketing costs related to the issuance of warrants to purchase E-LOAN common stock. These amounts are off-set by a decrease of $13.7 million in the amortization of unearned compensation expense.

         Operations. Operations expense increased $8.9 million from $22.8 million for the twelve months ended December 31, 1999 to $31.7 million for the twelve months ended December 31, 2000. Operations expense as a percentage of revenues decreased from 103% in 1999 to 88% in 2000. Operations headcount increased by 33 to 266 as of December 31, 2000 from 233 as of December 31, 1999. This increase is primarily due to the expansion of the Company's auto operations which resulted from the acquisition of CarFinance.com in September 1999. E-LOAN expects operations expense decrease as a percentage of revenue and intends to increase operations capacity in anticipation of an increase in the number of loans funded.

         Sales and Marketing. Sales and marketing expenses decreased $1.8 million from $30.3 million for the twelve months ended December 31, 1999 to $28.5 million for the twelve months ended December 31, 2000. Sales and marketing expenses as a percentage of revenues decreased from 137% in 1999 to 79% in 2000. The decreases are the result of reduced spending in the Company's national advertising campaign and improved leverage from new and existing partner relationships resulting in more cost-effective customer acquisitions. Sales and marketing headcount increased by 2 to 19 as of December 31, 2000 from 17 as of December 31, 1999.

         Technology. Technology expenses increased $2.6 million from $3.6 million for the twelve months ended December 31, 1999 to $6.2 million for the twelve months ended December 31, 2000. Technology expenses as a percentage of revenues increased from 16% in 1999 to 17% in 2000. This increase is primarily due to an increase in recruiting, compensation and benefits related to the hiring and retention of technology staff. Technology headcount decreased by 1 to 30 as of December 31, 2000 from 31 as of December 31, 1999.

         General and Administrative. General and administrative expenses remained constant for both the twelve months ended December 31, 1999 and 2000. General and administrative expenses as a percentage of revenues decreased from 31% in 1999 to 19% in 2000. General and administrative headcount decreased by 1 to 40 as of December 31, 2000 from 41 as of December 31, 1999.

         Non-Cash Marketing Costs. On June 15, 2000, E-LOAN issued two warrants to purchase up to 13.1 million shares of common stock to Charles Schwab & Co., Inc. pursuant to the Marketing Services Agreement. The first warrant for 6.5 million shares has a three-year term and is exercisable at $3.75 per share. The second warrant for 6.6 million shares has a three and a quarter year term and is exercisable at $15.00 per share. E-LOAN recorded the $12.5 million value of the warrants as a marketing services receivable, a contra-equity account. This amount is being amortized on a straight-line basis over a one-year period. For the nine twelve months ended December 31, 2000, E-LOAN incurred a $6.5 million non-cash charge related to the amortization of the marketing services receivable.

         Amortization of Unearned Compensation. Amortization of unearned compensation decreased from $23.1 million for the twelve months ended December 31, 1999 to $9.4 million for the twelve months ended December 31, 2000.

         Amortization of Goodwill. Amortization of goodwill increased from $11.6 million for the twelve months ended December 31, 1999 to $39.7 million for the twelve months ended December 31, 2000.

         Other Income, net. Other income, net, decreased from $3.6 million for the twelve months ended December 31, 1999 to $1.3 million for the twelve months ended December 31, 2000. The decrease is primarily due to the inclusion of a one-time, non-cash gain in the amount of $2.9 million from the settlement of a strategic alliance agreement in the fourth quarter of 1999. This amount was off-set by a one-time expense of $400,000 related to the settlement of a trademark dispute, which was also included in the 1999 amounts.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1999

         The following table sets forth the results of operations for E-LOAN and these results expressed as a percentage of total revenues:

                                                            Years Ended
                                                            December 31,
                                                     -------------------------
                                                       1998             1999
                                                     --------         --------

Revenues                                             $  6,832         $ 22,097
Operating expenses:
      Operations                                        8,257           22,779
      Sales and marketing                               5,704           30,286
      Technology                                        1,346            3,595
      General and administrative                        1,619            6,859
      Amortization of unearned
           compensation                                 1,251           23,116
      Amortization of Goodwill                             --           11,589
                                                     --------         --------
      Total operating expenses                         18,177           98,224
                                                     --------         --------
Loss from operations                                  (11,345)         (76,127)
      Other income (loss), net                            173            3,552
                                                     --------         --------
Net loss                                             $(11,172)        $(72,575)
                                                     ========         ========

AS A PERCENTAGE OF REVENUES:
Revenues                                                  100%             100%
Operating expenses:
      Operations                                          121%             103%
      Sales and marketing                                  83%             137%
      Technology                                           20%              16%
      General and administrative                           24%              31%
      Amortization of unearned
           compensation                                    18%             105%
      Amortization of Goodwill                              0%              52%
      Total operating expenses                            266%             445%
Loss from operations                                     -166%            -345%
      Other income (loss), net                              3%              16%
Net loss                                                 -164%            -328%
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

LIQUIDITY AND CAPITAL RESOURCES

         E-LOAN's sources of cash flow include cash from the sale of mortgage, home equity and auto loans, borrowings under warehouse lines of credit and other credit facilities, brokerage fees, interest income, credit card referrals and the sale of equity securities in both private and public transactions. E-LOAN's uses of cash include the funding of mortgage, home equity and auto loans, repayment of amounts borrowed under warehouse lines of credit, operating expenses, payment of interest, and capital expenditures primarily comprised of furniture, fixtures, computer equipment, software and leasehold improvements.

         Net cash used in operating activities was ($27.8) million and ($26.6) million for the twelve months ended December 31, 1999 and 2000, respectively. Net cash used in operating activities decreased primarily due to a decrease in net loss adjusted for non-cash charges and a decrease in loans held for sale.

         Net cash used in investing activities was ($2.1) million and ($6.1) million for the twelve months ended December 31, 1999 and 2000, respectively. Net cash used in investing activities during these periods was primarily for the purchase of software, furniture and equipment and leasehold improvements.

         Net cash provided by financing activities was $58.5 million and $23.5 million for the twelve months ended December 31, 1999 and 2000, respectively. Net cash provided in these periods was primarily from the Company's initial public offering on June 28, 1999, notes payable, borrowings under E-LOAN's warehouse lines of credit and other credit facilities, and proceeds from the Company's private placement on June 15, 2000, partially offset by repayments of warehouse lines of credit and issuance costs related to the initial public offering.

         As of December 31, 2000, E-LOAN had a warehouse line of credit for borrowings of up to $50 million for the interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on the commercial paper rate of the lender plus various percentage rates. Borrowings are collateralized by the mortgage loans held-for-sale. The committed line of credit expires on June 30, 2001. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires E-LOAN to comply with various financial and non-financial covenants. In particular, E-LOAN must maintain a minimum cash and cash equivalents balance of $15 million in addition to the requirement that E-LOAN maintain at least one other warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding at the time of termination. E-LOAN was in compliance with these covenants during the year ended and at December 31, 2000.

         E-LOAN has an agreement to finance up to $200 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors. Of this amount, $100 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. The line expires February 23, 2002. This agreement includes various financial and non-financial covenants. In particular, E-LOAN must maintain a minimum cash and cash equivalents balance of the higher of $20 million or the highest amount required by any other lender or agreement. Additionally, E-LOAN is required to maintain at least one other warehouse facility of no less than $50 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding at the time of termination. E-LOAN was not in compliance with certain of these covenants during the year ended December 31, 2000 and subsequently obtained a waiver from the lender. E-LOAN was in compliance with these covenants at December 31, 2000.

         On April 2, 2001, the Company entered into an agreement for a $25 million line of credit for the interim financing of auto loans. The interest rate charged on this line is based on LIBOR plus 2.5%. The committed line expires on April 1, 2002. This line includes various financial and non-financial covenants. These covenants are no more restrictive than those on the Company's existing credit facilities.

         On March 31, 2001, the Company obtained $5 million in interim financing through the issuance of promissory notes to two existing stockholders. The borrowings have an interest rate of 8%. These borrowings are due and payable in full by April 15, 2001. In addition, on April 2, 2001, the Company entered into a loan agreement with an officer and stockholder of the Company that provides the Company with the ability to draw funds up to an aggregate of $7.5 million upon demand. The borrowings have an interest rate of the lower of 12% or the maximum legal rate allowed. Any amounts outstanding under this agreement are due and payable no earlier than January 5, 2002.

         E-LOAN believes that its existing cash and cash equivalents as of December 31, 2000 of $28.5 million and subsequent funds raised through April 2, 2001, will be sufficient to fund its operating activities, capital expenditures and other obligations for the next 12 months. However, if during that period or thereafter E-LOAN is not successful in generating sufficient cash flow from operations, or in raising additional funds when required in sufficient amounts and on terms acceptable to E-LOAN, these failures could have a material adverse effect on E-LOAN's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be reduced.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

         We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $73.0 million and $91.8 million for the years ended December 31, 1999 and 2000, respectively. As of December 31, 2000, our accumulated deficit was $177.3 million. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to achieve and maintain profitability. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

WE HAVE A LIMITED OPERATING HISTORY AND CONSEQUENTLY FACE SIGNIFICANT RISKS AND CHALLENGES IN BUILDING OUR BUSINESS

         We were incorporated in August 1996, initiated our online mortgage operations in June 1997 and acquired our online auto operations in September 1999. We cannot assure you that we will be able to operate successfully if a downturn in the mortgage business occurs. As a result of our limited operating history, our recent growth and our reporting responsibilities as a public company, we may need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our underwriting, accounting, finance, marketing, and operations departments.

OUT QUARTERLY FINANCIAL RESULTS ARE VULNERABLE TO SIGNIFICANT FLUCTUATIONS AND SEASONALITY, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE

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

OUR ABILITY TO ENGAGE IN PROFITABLE SECONDARY SALES OF LOANS MAY ALSO BE ADVERSELY AFFECTED BY INCREASES IN INTEREST RATES

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

WE HAVE RECENTLY EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS, AND IF WE ARE UNABLE TO MANAGE THIS GROWTH, OUR BUSINESS WILL BE ADVERSELY AFFECTED

         Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At December 31, 1998, we had 226 full-time employees, at December 31, 1999, we had 275 full-time employees, and at December 31, 2000 we had 355 full time employees.

IF ONLINE LENDING AND OUR SERVICE OFFERINGS DO NOT ACHIEVE WIDESPREAD CONSUMER ACCEPTANCE, OUR BUSINESS WILL BE ADVERSELY AFFECTED

         Our success will depend in large part on widespread consumer acceptance of obtaining mortgage and auto loans online. The development of an online market for mortgage and auto loans has only recently begun, is rapidly evolving and likely will be characterized by an increasing number of market entrants. Our future growth, if any, will depend on the following critical factors:

         o the growth of the Internet as a commerce medium generally, and as a market for consumer financial products and services, specifically;

         o our ability to successfully and cost-effectively market our services to a sufficiently large number of customers; and

         o our ability to overcome a perception among many real estate market participants that obtaining mortgages online is risky for consumers.

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

THE LOSS OF ONE OR MORE OF OUR SIGNIFICANT DISTRIBUTION PARTNERS WOULD ADVERSELY AFFECT OUR BUSINESS

         We rely on Internet distribution partners to direct a significant number of prospective customers to our website. If we lose any of our significant distribution partners, we will likely fail to meet our growth objectives, both in terms of additional borrowers and increased brand awareness. In the aggregate, approximately 38% and 57% of our mortgage and auto loan applications, respectively, were derived from the websites of our distribution partners during the year ended December 31, 2000. Our agreements with our distribution partners are typically short-term, from one to four years in length, and most can be terminated for any reason upon 30 to 60 days prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If any of these agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business would be adversely affected.

THE TERMINATION OF ONE OR MORE OF OUR MORTGAGE FUNDING SOURCES WOULD ADVERSELY AFFECT OUR BUSINESS

         We depend on GE Capital Mortgage Services, Inc. ("GE Capital") to finance our self-funded mortgage loan activities through the warehouse credit facility they provide. We also depend on Greenwich Capital Financial Products, Inc. ("Greenwich Capital") to finance portions of our mortgage loan inventory pending ultimate sale to mortgage loan purchasers. If either of these warehouse credit facilities becomes unavailable, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants on either or both lines could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. In the past, we have had to obtain waivers from Greenwich Capital and GE Capital as a result of our failure to comply with covenants regarding the issuance of capital stock, excess asset purchases and the breach of financial ratios. Our agreement with Greenwich Capital expires in February 2002 and our agreement with GE Capital expires in June 2001. Upon expiration, management believes it will either renew its existing lines or obtain sufficient additional lines.

THE TERMINATION OF OUR AUTO LINE OF CREDIT WOULD ADVERSELY AFFECT OUR BUSINESS

         We have obtained a line of credit from Bank One, NA, to finance the funding of our auto loans, and it is our sole facility for auto loan fundings. If this credit facility becomes unavailable, our business would be adversely affected. Under our line of credit agreement, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants could result in the termination of the facility and an obligation to repay all amounts outstanding at the time of termination. In the past, with respect to our mortgage warehouse lines, we have had to obtain waivers from Greenwich Capital and GE Capital as a result of our failure to comply with covenants regarding the issuance of capital stock, excess asset purchases and the breach of financial ratios. Our line of credit with Bank One, NA expires April 1, 2002. Upon expiration, management believes it will either renew its existing lines or obtain sufficient additional lines.

WE ARE DEPENDENT ON PRIMARILY ONE LENDING SOURCE FOR ALL OF OUR HOME EQUITY BUSINESS

         Currently, the majority of our home equity loans are funded through Wells Fargo Bank pursuant to a Home Equity Loan/Line Purchase Agreement. We currently rely on Wells Fargo Bank's underwriting system for the processing of the majority of our home equity loans. If Wells Fargo Bank is unable to underwrite or fund our home equity loans, we may experience delays in processing loans or an inability to accept or process home equity loan applications until we are able to secure new sources of funding. Sufficient additional sources of funding for our home equity loans may not be available on favorable terms or at all.

IF WE DO NOT INCREASE THE NUMBER OF AUTO LOAN LENDERS WHO FUND THROUGH OUR SITE OUR AUTO LOAN BUSINESS WILL NOT GROW

         To grow our auto loan business, we must broaden our offering of auto loans to a wide range of credit profiles. In order to fund auto loans to applicants throughout the credit spectrum, we must increase the number of lenders who make their loan products available through our site. We cannot assure you that we will be able to enter into arrangements with sufficient other auto loan lenders on favorable terms or at all.

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

THE LOSS OF OUR RELATIONSHIP WITH ANY OF OUR SIGNIFICANT PROVIDERS OF AUTOMATED UNDERWRITING WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

         We depend on automated underwriting and other services offered by government sponsored and other mortgage investors, including Fannie Mae and Freddie Mac ("Agencies"), to help ensure that our mortgage services can be offered efficiently and on a timely basis. We currently have an agreement with the Agencies that authorizes our use of their automated underwriting services and enables us to sell qualified first mortgages to these Agencies. We cannot assure you that we will remain in good standing with the Agencies or that the Agencies will not terminate our relationship. We expect to continue to process a significant portion of our conforming mortgage loans using the Agencies' systems until we are able to obtain automated underwriting services from other providers. Our agreement with the Agencies can be terminated by either party. We utilize an automated underwriting system provided by ZOOT for our home equity loan business. The termination of our agreements with the Agencies or ZOOT would adversely affect our business by reducing our ability to streamline the mortgage origination process.

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

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS OR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE EFFECT ON OUR BUSINESS

         Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly co-founders Chris Larsen, Chief Executive Officer and Chairman of the Board of Directors, as well as Joseph Kennedy, President and Chief Operating Officer. The loss of the services of Mr. Larsen and Mr. Kennedy or other key employees, would also likely have an adverse effect on our business, results of operations and financial condition. We have not entered into employment agreements with any of our executives, except Mr. Kennedy, and we do not maintain "key person" life insurance for any of our personnel.

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

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO ADOPT TO THE RAPID TECHNOLOGICAL CHANGE THAT CHARACTERIZES OUR INDUSTRY

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

COMPETITION

         The market for the origination of consumer loans is rapidly evolving, both online and through traditional channels, and competition for borrowers is intense and is expected to increase significantly in the future. E-LOAN faces competition from offline mortgage brokers and auto dealers, who as a group provide the majority of mortgage loans, HELOCs, and auto loans, respectively. In addition, E-LOAN competes directly with companies offering mortgage and auto loans over the Internet. Principal among these competitors are Intuit QuickenLoans, LendingTree, and PeopleFirst. Traditional lenders, including Countrywide, Norwest, Wells Fargo and Bank of America, also provide access to their loan offerings over the Internet. Increased competition, particularly online competition, could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business. Further, we cannot assure you that E-LOAN's competitors and potential competitors will not develop services and products that are equal or superior to those of E-LOAN or that achieve greater market acceptance than its products and services.

         E-LOAN believes that the primary competitive factors in creating a financial services resource on the Internet are functionality, brand recognition, customer loyalty, ease-of-use, quality of service, reliability and critical mass. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

         o        longer operating histories;

         o        greater name recognition;

         o        larger, established customer bases; and

         o substantially greater financial, marketing, technical and other resources.

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

         E-LOAN attempts to minimize the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market, through its hedging activities. Individual mortgage loan risks are aggregated by note rate, mortgage loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. E-LOAN currently hedges its mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities and non-mandatory forward sale agreements with the ultimate investor. E-LOAN determines which alternative provides the best execution in the secondary market.

         E-LOAN believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in the market value of its fixed-rate mortgage loans held for sale. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Accountants, Financial Statements and Notes to Financial Statements begin on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this Item 10 regarding directors of E-Loan is incorporated into this item by reference to the information set forth under "Election of Directors" and "Further Information Concerning the Board of Directors" in E-Loan's definitive Proxy to be filed with the Securities and Exchange Commission (the "2001 Proxy Statement") and relating to its Annual Meeting of Stockholders to be held on May 8, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 regarding compensation of E-Loan's directors ad executive officers is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K) to the 2001 Proxy Statement sections "Further Information Concerning the Board of Directors--Director Compensation" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS

         The information required by this Item 12 regarding beneficial ownership of our common stock by certain beneficial owners and by management of E-Loan is incorporated into this Item by reference to the 2001 Proxy Statement section "Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 regarding certain relationships and related transactions with management of E-Loan is incorporated into this item by reference to the 2001 Proxy Statement sections "Further Information Concerning the Board of Directors" and "Executive Compensation."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)1. The following financial statements of E-Loan, Inc. and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 2000:

         FINANCIAL STATEMENTS                                   Page
                                                                ----
         Report of Independent Accountants                       F-2
         Balance Sheets                                          F-3
         Statements of Operations                                F-4
         Statement of Stockholders' Equity (Deficit)             F-5
         Statements of Cash Flows                                F-6
         Notes to the Financial Statements                       F-7

         2. Financial Statement Schedules.

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3. The Exhibits filed as part of this Report are listed in the Index to Exhibits.

         (b) Reports on Form 8-K. E-Loan filed one report on Form 8-K during the second quarter of 2000, as follows:

         Current Report on Form 8-K filed May 11, 2000 for the purpose of reporting under item 5 thereof the sale of 10,666,664 common shares and the signing of a Marketing Agreement with Charles Schwab & Co., Inc.

         (c) Exhibits.

         10.1 Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. - Fourth Modification Agreement

         10.2 Greenwich Capital Financial Products, Inc. - Amendment Number One to the Master Loan and Security Agreement

         10.3 Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. - Fifth Modification Agreement

         10.4 Greenwich Capital Financial Products, Inc. - Amendment to Warehouse and Mortgage Loan Purchase and Sale Agreement

         10.5 Greenwich Capital Financial Products, Inc. and Bankers Trust Company of California - Whole Loan Custodial Agreement

         10.6 Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. - Sixth Modification Agreement

         10.7     Washington Mutual Bank - Correspondent Purchase and Sale
                  Agreement

         10.8     Pagoo, Inc. - Standard Sublease

         10.9     Pagoo, Inc. - Addendum to Sublease

         10.10    Greenwich Capital Financial Products - Covenant Waiver

         10.11    Creekside South Trust - Landlord Consent to Sublease

         10.12 Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. - Seventh Modification Agreement

         10.13    Providian Bancorp Services - Website Linking Agreement*

         10.14    Pagoo, Inc. - Second Addendum to Sublease

         10.15 Wells Fargo Bank West, N.A. and Wells Fargo Bank, N.A. - Home Equity Loan/Line Purchase Agreement*

         23.1     Consent of PricewaterhouseCoopers LLP, Independent Auditors.

* Confidential Treatment Requested

         (d) Financial Statement Schedules. See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       E-LOAN, Inc. a Delaware corporation


                                       By: /s/ CHRISTIAN A. LARSEN
                                           -------------------------------------
                                           Christian A. Larsen, CEO

Dated: April 2, 2001


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                POWER OF ATTORNEY

         Each person whose signature appears below hereby constitutes and appoints Christian A. Larsen and Matthew Roberts, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                 Date
- ---------                    -----                                 ----

/s/ CHRISTIAN A. LARSEN      Chief Executive Officer and           April 2, 2001
- ------------------------     Chairman of the Board of Directors
Christian A. Larsen

/s/ JOSEPH J. KENNEDY        President, Chief Operating Officer    April 2, 2001
- ------------------------     and Director
Joseph J. Kennedy

/s/ MATTHEW ROBERTS          Chief Financial Officer and           April 2, 2001
- ------------------------     Secretary (Principal Financial
Matthew Roberts              and Accounting Officer)

/s/ IRA M. EHRENPREIS        Director                              April 2, 2001
- ------------------------
Ira M. Ehrenpreis

/s/                          Director                              April 2, 2001
- ------------------------
Robert C. Kagle

/s/ WADE RANDLETT            Director                              April 2, 2001
- ------------------------
Wade Randlett

/s/ DANIEL O. LEEMON         Director                              April 2, 2001
- ------------------------
Daniel O. Leemon

                                  E-LOAN, INC.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants                                           F-2
Balance Sheets                                                              F-3
Statements of Operations                                                    F-4
Statements of Stockholders' Equity (Deficit)                                F-5
Statements of Cash Flows                                                    F-6
Notes to the Financial Statements                                           F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of E-Loan, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of E-Loan, Inc. (the Company) at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PRICEWATERHUOSE COOPERS LLP
- -------------------------------

April 2, 2001

E-LOAN, INC.
BALANCE SHEETS
DECEMBER 31, 1999 AND 2000
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                                             1999        2000
                                                                          ---------    ---------
Assets
Current assets:
    Cash and cash equivalents                                             $  37,748    $  28,459
    Loans held-for-sale                                                      35,140       22,745
    Accounts receivable, prepaids and other current assets                    6,462       10,360
                                                                          ---------    ---------
          Total current assets                                               79,350       61,564
Furniture and equipment, net                                                  4,053        8,025
Deposits and other assets                                                     1,686        2,010
Goodwill and intangible assets                                               67,878       28,144
                                                                          ---------    ---------
           Total assets                                                   $ 152,967    $  99,743
                                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Warehouse lines payable                                               $  33,115    $  17,678
    Accounts payable, accrued expenses and other current liabilities         12,901       11,928
    Capital lease obligation, current portion                                   252          396
    Notes payable, current portion                                            1,167        1,167
                                                                          ---------    ---------
           Total current liabilities                                         47,435       31,169
Capital lease obligations, long term                                            483          213
Notes payable, long term                                                      2,042          875
                                                                          ---------    ---------
           Total liabilities                                                 49,960       32,257
                                                                          ---------    ---------
Commitments and contingencies (Note 15):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 1999 and December 31, 2000; 0 shares issued and
      outstanding at December 31, 1999 and December 31, 2000                     --           --
    Common stock, 70,000,000 and 150,000,000 $0.001 par value shares authorized at December 31, 1999 and December 31, 2000; 41,679,243
      and 53,449,236 shares issued and outstanding at December 31, 1999
      and December 31, 2000                                                      42           53
Less:  subscription receivable                                                   (4)          (4)
Marketing services receivable                                                    --       (5,970)
Unearned compensation                                                       (21,195)      (8,625)
Additional paid-in capital                                                  209,738      259,366
Accumulated deficit                                                         (85,574)    (177,334)
                                                                          ---------    ---------
           Total stockholders' equity                                       103,007       67,486
                                                                          ---------    ---------
           Total liabilities and stockholders' equity                     $ 152,967    $  99,743
                                                                          =========    =========


   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                         1998           1999             2000
                                                     ------------   -------------    ------------
Revenues (Note 12)                                   $      6,832    $     22,097    $     35,879
Operating expenses:
    Operations                                              8,257          22,779          31,747
    Sales and marketing                                     5,704          30,286          28,506
    Technology                                              1,346           3,595           6,207
    General and administrative                              1,619           6,859           6,840
    Non-cash marketing costs                                  --               --           6,490
    Amortization of unearned compensation                   1,251          23,116           9,392
    Amortization of goodwill and intangible assets             --          11,589          39,733
                                                     ------------   -------------    ------------

           Total operating expenses                        18,177          98,224         128,915
                                                     ------------   -------------    ------------

Loss from operations                                      (11,345)        (76,127)        (93,036)

Other income, net                                             173           3,152           1,276
                                                     ------------   -------------    ------------

Net loss                                             $    (11,172)   $    (72,975)   $    (91,760)
                                                     ============   =============    ============

Net loss attributable to common stockholders         $    (12,185)   $    (74,017)   $    (91,760)
                                                     ============   =============    ============

Net loss per share: (Note 2)

    Basic and diluted                                $      (0.98)   $      (2.75)   $      (1.91)
                                                     ============   =============    ============

    Weighted-average shares - basic and diluted        12,400,284      26,900,863      48,071,654
                                                     ============   =============    ============




   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000                            ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------------------------------------------------
                                            SERIES A             SERIES B
                                         PREFERRED STOCK      PREFERRED STOCK        COMMON STOCK          SUBSCRIPTION
                                        SHARES    AMOUNT     SHARES     AMOUNT      SHARES      AMOUNT      RECEIVABLE
                                        -------   -------   --------    ------    ----------    ------     --------------
Balance at December 31, 1997            428,635   $    91    430,207    $  411    12,255,000    $   12      $       (4)
Common stock issued for cash                                                         136,488         1
Common stock issued for cash upon
   exercise of stock options                                                         132,522         -
Accretion for preferred stock Series C
Accretion for preferred stock Series D
Issuance of warrants for capital lease
Issuance of warrants in relation to
   marketing agreements
Issuance of stock options for services
   rendered
Unearned compensation
Net loss
                                       --------  --------   --------  --------    ----------   -------     -----------
Balance at December 31, 1998            428,635  $     91    430,207  $    411    12,524,010   $    13     $        (4)
Common stock issued for cash upon
   exercise of stock options                                                         687,763                         1
Accretion for preferred stock Series C
Accretion for preferred stock Series D
Charitable Contribution                                                               75,000         -
Issuance of warrant in relation to
   warehouse line
Issuance of stock options for
    consulting services rendered
Proceeds from Initial Public Offering
   and private placement, net of
   issuance costs of $2,281                                                        4,980,061         5
Conversion of preferred stock          (428,635)      (91)  (430,207)     (411)   20,493,921        20
Issuance of common stock in
   connection with acquisition                                                     2,879,997         3
Obtained warrant and non-cash gain
   from settlement of dispute
Issuance of common stock through ESPP                                                 38,491         -
Unearned compensation
Net loss

                                       --------  --------   --------  --------    ----------   -------     -----------
Balance at December 31, 1999                  -  $      -          -  $      -    41,679,243   $    42     $        (4)
Common stock issued for cash upon
   exercise of stock options                                                         915,287         1
Exercise of warrants issued for
   capital lease                                                                      43,148         -
Proceeds from Private Placement, net
   of issuance costs of $889                                                      10,666,664        10
Issuance of common stock through ESPP                                                144,894         -
Marketing Services Receivable, net of
   of amortization
Unearned compensation
Net loss
                                       -------------------------------------------------------------------------------
Balance at December 31, 2000                  -  $      -          -  $      -    53,449,236   $    53     $        (4)
                                       ========  ========   ========  ========    ==========   =======     ===========


                                                              TOTAL
   UNEARNED   ADDITIONAL    MARKETING                     STOCKHOLDERS'
   COMPEN-      PAID-IN     SERVICES        ACCUMULATED      EQUITY
   SATION       CAPITAL    RECEIVABLE         DEFICIT      (DEFICIT)
  --------    ----------   ----------        ---------     ---------
   $     -    $      (49)   $       -        $  (1,427)   $    (966)
                      19                                         20

                       3                                          3
                    (500)                                      (500)
                    (513)                                      (513)
                      29                                         29

                     640                                        640

                      24                                         24
    (4,477)        5,728                                      1,251
                                               (11,172)     (11,172)
  --------    ----------   ----------        ---------    ---------
  $ (4,477)   $    5,381   $        -        $ (12,599)   $ (11,184)

                     207                                        208
                    (260)                                      (260)
                    (782)                                      (782)
                     900                                        900

                     290                                        290

                     198                                        198


                  62,552                                     62,557
                  23,767                                     23,285

                  80,274                                     80,277

                  (3,081)                                    (3,081)
                     458                                        458
   (16,718)       39,834                                     23,116

                                               (72,975)     (72,975)
- -------------------------------------------------------------------
  $(21,195)   $  209,738   $        -        $ (85,574)   $ 103,007

                     616                                        617

                      30                                         30

                  39,100                                     39,110
                     600                                        600

                  12,460       (5,970)                        6,490
    12,570        (3,178)                                     9,392
                                               (91,760)     (91,760)
- -------------------------------------------------------------------
  $ (8,625)   $  259,366   $   (5,970)       $(177,334)   $  67,486
  ========    ==========   ==========        =========    =========





   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
($ IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                  1998           1999           2000
                                                              ------------   ------------   ------------
Cash flows from operating activities:
   Net loss                                                   $   (11,172)   $   (72,975)   $   (91,760)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Amortization of unearned compensation                          1,251         23,116          9,392
     Charitable contribution of common stock                         --              900           --
     Non-cash gain on settlement of dispute                          --           (2,891)          --
     Amortization of goodwill and intangible assets                  --           11,589         39,733
     Non-cash marketing costs                                        --             --            6,490
     Depreciation and amortization of fixed assets                    513          1,188          2,351
     Loss on disposal of furniture and equipment                       41           --             --
     Changes in operating assets and liabilities:
       Accounts receivable, prepaids, deposits
         and other assets                                          (1,019)        (5,973)        (4,222)
       Net change in loans held for sale                          (42,154)         7,014         12,395
       Accounts payable, accrued expenses and
         other payables                                             2,136         10,227           (973)
                                                              ------------   ------------   ------------
         Net cash used in operating activities                    (50,404)       (27,805)       (26,594)
                                                              ------------   ------------   ------------

Cash flows from investing activities:

   Acquisition of furniture, equipment and software                (1,609)        (2,874)        (6,187)
   Net cash received in connection with acquisition
     of CarFinance.com                                               --              813           --
                                                              ------------   ------------   ------------
         Cash used in investing activities                         (1,609)        (2,061)        (6,187)
                                                              ------------   ------------   ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                         23         63,223         40,357
   Payments on obligations under capital leases, net                  (27)          (236)          (262)
   Proceeds from notes payable                                        642          7,859             --
   Payments on notes payable                                          (79)        (5,291)        (1,167)
   Proceeds from warehouse lines payable                          241,242      1,095,860        960,684
   Repayments of warehouse lines payable                         (200,196)    (1,103,791)      (976,120)
   Proceeds from issuance of preferred stock, net                  15,331            849             --
                                                              -----------    -----------    -----------
         Net cash provided by financing activities                 56,936         58,473         23,492
                                                              -----------    -----------    -----------

 Net increase (decrease) in cash                                    4,923         28,607         (9,289)

Cash and cash equivalents, beginning of period                      4,218          9,141         37,748
                                                              -----------    -----------    -----------
Cash and cash equivalents, end of period                      $     9,141    $    37,748    $    28,459
                                                              ===========    ===========    ===========
Supplemental cash flow information:
   Cash paid for interest                                     $       589    $     5,335    $     5,994
                                                              ===========    ===========    ===========

Noncash investing and financing activities:
   Furniture, equipment and software under capital leases     $       999    $        --    $       136
   Acquisition of CarFinance.com for common stock                      --         80,277             --
                                                              -----------    -----------    -----------
                                                              $       999    $    80,277    $       136
                                                              ===========    ===========    ===========





   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


1.   THE COMPANY

     E-LOAN, Inc. (the "Company") was incorporated on August 26, 1996 and began marketing its services in June 1997. The Company is a provider of first and second mortgage loans, home equity loans, auto loans, small business loans and credit card referrals. The Company operates as a single operating segment.

     The Company completed its initial public offering of 4,020,000 shares of its common stock on June 28, 1999, raising $52.3 million, net of underwriting discount. Concurrently, the Company sold 960,061 shares of its common stock for $12.5 million, net of underwriting discount, in a private placement to Forum Holdings, Inc., an investment subsidiary of Group Arnault. The net proceeds of $62.5 million were received on July 2, 1999. Simultaneous to the closing of the initial public offering, all the convertible preferred stock and mandatorily redeemable convertible preferred stock were automatically converted into an aggregate of 20,493,921 shares of common stock. On April 25, 2000, the Company entered into a Securities Purchase Agreement with six institutional investors to sell an aggregate of 10,666,664 shares of common stock at a purchase price of $3.75 per share in a private placement. The aggregate gross proceeds of $40.0 million were received on June 15, 2000.

     On September 17, 1999, the Company acquired Electronic Vehicle Remarketing, Inc. ("CarFinance.com"), a leading provider of online auto loans. Under the terms of the agreement, the Company issued 2,879,997 shares of common stock to five investors. As a result of the acquisition, the Company recorded $78.0 million in goodwill and $1.4 million of acquired intangible assets, which is being amortized on a straight-line basis over a two-year period. This acquisition was accounted for as a purchase transaction.

     The following is a proforma summary of the unaudited consolidated statement of operations of the Company for the years ended December 31, 1998 and 1999, assuming the above acquisition had taken place as of January 1, 1998 and 1999:


                                                         DECEMBER 31,
                                               ---------------------------------
                                                    1998               1999
                                               --------------     --------------
                                               ($ IN THOUSANDS, EXCEPT PER SHARE
                                                           AMOUNTS)
                                                          UNAUDITED

          Revenues                             $     8,648          $    26,037

          Net loss                             $   (52,292)         $  (101,821)

          Net loss per share:
              Basic and diluted                      (1.74)               (2.56)
                                               ===========          ============
          Weighted average number of shares     30,033,119           39,765,030
                                               ===========          ============
     RECLASSIFICATION

     Certain amounts in the financial statements have been reclassified to conform to the 2000 presentation.





   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO THE FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase and documentary drafts, to be cash equivalents. Both cash equivalents and short term investments are considered available-for-sale securities and are carried at amortized cost, which approximates fair value. As more fully described in Note 17, the Company must maintain a minimum cash and cash equivalents balance of the higher of $20 million or the highest amount required by any other lender or agreement. The following summarizes cash and cash equivalents at December 31, 1999 and 2000:

                                                    DECEMBER 31,
                                                 1999             2000
                                             -----------       ---------
                                                  ($ IN THOUSANDS)
                   Cash                      $     4,651       $   12,290
                   Commercial paper               33,097            8,524
                   Documentary drafts                 --            7,645
                                             -----------       ----------
                                             $    37,748       $   28,459
                                             ===========       ==========

         DOCUMENTARY DRAFTS

         The Company originates auto loans directly to consumers through the use of a documentary draft process. This process requires the borrower and the auto dealer to provide a series of supporting documents in order to complete the loan. Examples of required supporting documentation include copies of the borrower's driver's license, bill of sale, proof of insurance, and application for title registration.

         Documentary drafts consist of cash allocated to satisfy documentary drafts presented by borrowers before the required supporting documents are received by the Company to complete the loan. If the required documentation is not provided as agreed to by the borrower and auto dealer, then the allocation of cash is reversed and the cash balance is restored. The Company's documentary draft process allows for at least two business days to process the required supporting documentation prior to determining whether to reverse or honor the original presentment by the auto dealer. Of the $7.6 million included in cash and cash equivalents at December 31, 2000, $6.3 million converted to loans in January 2001.

         LOANS HELD-FOR-SALE

         Mortgage loans held-for-sale consists of residential property mortgages having maturities up to 30 years. Pursuant to the mortgage terms, the borrowers have pledged the underlying real estate as collateral for the loans. It is the Company's practice to sell these loans to mortgage loan purchasers shortly after they are funded. Mortgage loans held-for-sale are recorded at the lower of cost or


   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO THE FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

         aggregate market value. Cost generally consists of loan principal balance adjusted for net deferred fees and costs. No valuation adjustment was required at December 31, 1999 or 2000.

         In May 2000, the Company began funding auto loans. Auto loans held-for-sale consists of automobile loans having maturities up to 72 months. Pursuant to the loan terms, the borrowers have pledged the value of the automobile as collateral for the loan. It is the Company's practice to sell these loans to auto loan purchasers shortly after they are funded. Auto loans held-for-sale are recorded at the lower of cost or aggregate market value. No valuation adjustment was required at December 31, 2000.

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

         In 1999, the Company adopted SOP 98-1 ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, which requires that the Company expense computer software costs as they are incurred in the preliminary project stage. Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are generally amortized over one to three years on a straight-line basis. As of December 31, 2000, the Company had capitalized approximately $1.8 million in internally developed software costs.

         GOODWILL AND INTANGIBLE ASSETS

         The Company recorded $78.0 million in goodwill and $1.4 million of acquired intangible assets resulting from the acquisition of Carfinance.com on September 17, 1999, which is being amortized on a straight-line basis over a two-year period. Amortization of goodwill and acquired intangible assets for the years ended December 31, 1999 and 2000 was $11.6 million and $39.7 million, respectively.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. There was no impairment charge in the Company's financial statements for the years ended December 31, 1999 and 2000.

         EQUITY INVESTMENTS

         The Company accounts for investments in entities where its ownership interest is between 20% and 50% under the equity method. These investments are recorded in deposits and other assets and the Company's proportionate share of income or loss is included in other income, net.


   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO THE FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

         REVENUE

              GAIN ON SALE OF LOANS AND BROKERAGE FEES

              Gain on sale of loans includes gains or losses determined by loan sales proceeds less the carrying value of the loans sold. Origination fees, net of certain direct origination costs, are deferred and recognized when the loan is sold. The carrying value of the loan is adjusted for the deferred origination fees and costs. Gain on sale of loans is recognized at the time of settlement with the loan purchaser.

              Brokerage fees represent compensation earned for the processing of loan applications for third party lenders. The Company does not take title to the collateral and the funding for these customers is provided by third party lenders. The fees for providing these services are recognized at such time as the loans are funded by the third party lender.

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

              MARKETING FEE REVENUE

              The Company receives non-refundable up-front fees and on-going pay for performance fees for providing marketing services to other financial services companies. The up-front fees are deferred and recognized as revenue on a straight-line basis over the expected term of the contract.

         ADVERTISING AND MARKETING COSTS

         Advertising and marketing costs related to various media content advertising such as television, radio and print are charged to operating expenses as incurred. These costs include the cost of production as well as the cost of any air time.

         MARKETING SERVICES RECEIVABLE

         The marketing services receivable relates to the issuance of two warrants issued in connection with a strategic marketing agreement (see
         Note 10). The fair value of these warrants has been recorded as a contra equity account called marketing services receivable and is being amortized on a straight-line basis over one-year. In association with this marketing agreement, there are a series of cash payments to be made over the course of the agreement, which are not included in the marketing services receivable. Amounts payable under this agreement are included within the future minimum payments table under marketing agreements disclosed in Note 15.

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

E-LOAN, INC.
NOTES TO THE FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

         STOCK-BASED COMPENSATION

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations, and complies with the disclosure requirements of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Under APB No. 25, compensation expense is based on the excess of the estimated fair value of the Company's stock over the exercise price, if any, on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO NON-EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES.

         NET LOSS PER SHARE

         The Company computes net loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Under the provisions of SFAS No. 128 basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such potential dilutive shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants.

         The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:


                                                       YEARS ENDED DECEMBER 31,
                                                 1998            1999            2000
                                             ------------  ----------------  ------------
                                                           ($ IN THOUSANDS)
Numerator:
   Net loss                                  $    (11,172)   $    (72,975)   $    (91,760)
   Accretion of Series C and D mandatorily
     redeemable convertible preferred
     stock to redemption value                     (1,013)         (1,042)             --
                                             ------------    ------------    ------------

       Net loss available to common
         stockholders                        $    (12,185)   $    (74,017)   $    (91,760)
                                             ============    ============    ============
Denominator:
   Weighted average common shares
     basic and diluted                         12,400,284      26,900,863      48,071,654
                                             ------------    ------------    ------------

Net loss per share:
   Basic and diluted                         $      (0.98)   $      (2.75)   $      (1.91)
                                             ============    ============    ============


      COMPREHENSIVE INCOME

      The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, during 1998. The Company classifies items of "other comprehensive income" by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. To date, the Company has not had any transactions that are required to be reported in other comprehensive income.

   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO THE FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

      DERIVATIVE INSTRUMENTS

      On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS 133 on January 1, 2001. Adoption of this pronouncement will result in a transition adjustment of a $0.2 million gain, which will be recorded as a cumulative effect of a change in accounting principle. The FASB is currently reviewing certain implementation guidance which could affect the transition adjustment amounts for commitments to purchase and originate loans.

3.    LOANS HELD-FOR-SALE

      The inventory of mortgage loans consists primarily of first trust deed mortgages on residential properties located throughout the United States. As of December 31, 1999 and 2000, the Company had net mortgage loans held-for-sale of $35.1 million and $22.7 million, all of which are on accrual basis. All mortgage loans held-for-sale are pledged as collateral for borrowings at December 31, 1999 and 2000 (see Note 8).

      The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. As of December 31, 1999 and 2000, the Company had loans held-for-sale of $0 and $4.1 million, all of which are on accrual basis. None of the auto loans held-for-sale at December 31, 2000 were pledged as collateral.

4.    ACCOUNTS RECEIVABLE, PREPAIDS AND OTHER CURRENT ASSETS

      Accounts receivable, prepaids and other current assets as of December 31, 1999 and 2000, was $6.5 million and $10.4 million, respectively. This balance consists primarily of the receivable due to the Company from sales of mortgage loans on its gestation warehouse line facility in the amounts of $1.8 million and $6.6 million at December 31, 1999 and 2000, respectively.

5.    SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

         Cash and cash equivalents totaling $4.7 million and $19.9 million at December 31, 1999 and 2000, respectively, is held by federally insured financial institutions and exceeds existing federal deposit insurance coverage limits at each institution. Commercial paper totaling $33.0 million and $8.5 million at December 31, 1999 and 2000, respectively, is deposited with high credit quality financial institutions and has original maturities of three months or less.

      Approximately 41% and 20% of all mortgage loans sold during the years ended December 31, 1999 and 2000, respectively, were sold to one mortgage loan purchaser and approximately 87% of all auto loans sold during the year ended December 31, 2000 were sold to one auto loan purchaser. All brokered auto loans in 2000 were brokered to one lender.



   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO THE FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

6.    FURNITURE AND EQUIPMENT

      Furniture and equipment are recorded at cost and consist of the following:

                                                              DECEMBER 31,
                                                         1999            2000
                                                      ----------      ----------
                                                          ($ IN THOUSANDS)


          Computer equipment and software             $    3,408      $   7,629
          Furniture and fixtures                             871          1,556
          Equipment and software under capital leases        999          1,133
          Leasehold improvements                             317          1,600
                                                      ----------      ----------
                                                           5,595         11,918
          Accumulated depreciation and amortization       (1,542)        (3,893)
                                                      ----------      ----------
                                                      $    4,053      $   8,025
                                                      ==========      ==========



     Depreciation and amortization expense for the years ended December 31, 1999 and 2000 was $1.2 million and $2.4 million respectively.

     As of December 31, 1999 and 2000, respectively, the accumulated amortization for equipment under capital leases was $0.5 million and $0.7 million. All equipment under capital lease serves as collateral for the related lease obligations (see Note 15).

7.   INCOME TAXES

     There was no benefit for income taxes for the years ended December 31, 1998, 1999 and 2000 due to the Company's inability to recognize the benefit of net operating losses. At December 31, 2000 the Company had net operating loss carryforwards of approximately $89.1 million for federal purposes and $65.0 million for state tax purposes. The federal carryforwards expire in the years 2012 through 2020. For federal and state tax purposes, a portion of the Company's net operating loss may be subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.




   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO THE FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

      The primary components of temporary differences, which give rise to deferred taxes are as follows:


                                                      YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                    1998       1999      2000
                                                 ---------   --------- ---------
                                                         ($ IN THOUSANDS)

           Deferred tax  assets:
              Net operating loss carryforwards   $  4,193   $ 16,660   $ 34,102
              Other                                   228      1,258        600
                                                 --------   --------   --------
                    Total deferred tax  assets      4,421     17,918     34,702
           Valuation allowance                     (4,421)   (17,918)   (34,702)
                                                 --------   --------   --------
                                                 $     --   $     --   $     --
                                                 ========   ========   =========


      Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets at December 31, 1998, 1999 and 2000. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

8.    WAREHOUSE LINES PAYABLE

      As of December 31, 2000, the Company had a warehouse line of credit for borrowings of up to $50 million for the interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on the commercial paper rate of the lender plus various percentage rates. Borrowings are collateralized by the mortgage loans held-for-sale. The committed line of credit expires on June 30, 2001. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. At December 31, 1999 and 2000 approximately $31.7 million and $17.2 million was outstanding under this line, respectively. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. The Company was in compliance with these covenants during the year ended and at December 31, 2000.

      The Company has an agreement to finance up to $200 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors. Of this amount, $100 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. The line expires February 23, 2002. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. At December 31, 1999 and 2000 there were no outstanding amounts under this financial commitment. This agreement includes various financial and non-financial covenants. The Company was not in compliance with certain of these covenants during the year ended December 31, 2000 and subsequently obtained a waiver from the lender. The Company was in compliance with these convenants at December 31, 2000.

9.    NOTES PAYABLE

      In December 1998, the Company entered into a credit facility in the principal amount of $3 million for equipment financing, which has an interest rate of prime plus 0.50%. At December 31, 2000, $2.0 million was


   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO THE FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

      outstanding under this credit facility. This credit facility requires the Company to meet various financial covenants. The Company was not in compliance with certain of these covenants during the year ended December 31, 2000 and subsequently obtained a waiver from the lender. The Company was in compliance with these covenants at December 31, 2000.

10.   STOCKHOLDERS' EQUITY

         COMMON AND PREFERRED STOCK

         At December 31, 1999 and 2000, the Company was authorized to issue 70,000,000 and 150,000,000 shares of common stock and 5,000,000 shares of preferred stock, respectively. As of December 31, 2000 the 5,000,000 shares of preferred stock are undesignated. On June 28, 1999, the Company completed its initial public offering, upon which all outstanding convertible preferred shares automatically converted into 20,493,921 shares of common stock.

         WARRANTS

         In March 1998, the Company issued a warrant to purchase up to 15,000 shares of Series C convertible preferred stock at an exercise price of $2.00 per share to a lender in connection with a capital lease. In February 2000, this warrant was net exercised for 43,148 shares of common stock.

         In connection with two separate strategic alliance agreements, the Company issued a warrant to purchase 200,000 shares of Series C convertible preferred stock at an exercise price of $2.40 per share in March 1998 and a warrant to purchase 53,996 shares of Series D convertible preferred stock at an exercise price of $9.26 per share in September 1998. In January 1999, the warrant to purchase 200,000 shares of Series C convertible preferred stock was exercised. These shares converted into 600,000 shares of common stock upon the Company's initial public offering on June 28, 1999. In October 1999, the warrant to purchase 53,996 shares of Series D convertible preferred stock was returned as part of a negotiated settlement.

         In May 1999, the Company issued a warrant to purchase 75,000 shares of common stock at an exercise price of $13.33 per share to a lender in connection with a warehouse agreement. In May 2000, this warrant expired.

         In connection with a strategic marketing agreement signed in July 2000, the Company issued two warrants to purchase a total of 13.1 million shares of common stock. The first warrant to purchase 6.5 million shares of common stock has a three year term and is exercisable at $3.75 per share. The second warrant to purchase 6.6 million shares of common stock has a three and a quarter year term and is exercisable at $15.00 per share. The fair value of the warrants, as determined at the date of grant using the Black-Scholes option pricing model was $12.5 million and was recorded as a contra-equity account called marketing services receivable. The marketing services receivable is being amortized on a straight-line basis over a one-year term. At December 31, 2000 both of these warrants remained outstanding.

         In February 2001, the Company issued a warrant to purchase 300,000 shares of common stock at an exercise price of $1.55 per share to a lender in connection with a warehouse agreement.


   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO THE FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

11.      EMPLOYEE BENEFIT PLANS

         401(k) SAVINGS PLAN

         The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees on the United States payroll of the Company age 21 years or older are eligible to participate in the 401(k) Plan. The Company did not match employee contributions during the years ended December 31, 1999 or 2000.

         STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

         As of December 31, 2000, the Company had reserved up to 12,100,000 shares of common stock issuable upon exercise of options issued to certain employees, directors, and consultants pursuant to the Company's 1997 Stock Option Plan. Such options were exercisable at prices established at the date of grant, and have a term of ten years. Initial optionee grants have a vested interest in 25% of the option shares upon the optionee's completion of one year of service measured from the grant date. The balance will vest in equal successive monthly installments of 1/48 upon the optionee's completion of each of the next 36 months of service. If an option holder ceases to be employed by the Company, vested options held at the date of termination may be exercised within three months. Options under the plan may be either Incentive Stock Options, as defined under Section 422 of the Internal Revenue Code, or Nonstatutory Options. During the years ended December 31, 1998, 1999 and 2000, 3,084,627, 4,961,910 and 6,458,404 options had been granted and 888,133 options were still available for grant under the Company's stock option plan at December 31, 2000.

         Options granted during the years ended December 31, 1998, 1999 and 2000 resulted in unearned compensation of $5.7 million, $38.2 million and $0, respectively. The amounts recorded represented the difference between the exercise price and the deemed fair value of the Company's common stock for shares subject to the options granted. The amortization of unearned compensation is being charged to operations on an accelerated basis over the four-year vesting period of the options. For the years ended December 31, 1998, 1999 and 2000, the amortization of unearned compensation related to stock options was $1.3 million, $21.6 million and $11.9 million, respectively. In addition, unearned compensation in stockholders' equity was reduced by $2.5 million for terminated employees during the year ended December 31, 2000.

         In February 1999, the Company sold 40,000 shares of Series D mandatorily redeemable convertible preferred stock at a price of $9.26 per share for aggregate proceeds of $0.4 million to an Officer of the Company in connection with his employment by the Company. This price was below the deemed fair market value of the common stock and resulted in a compensation charge in the amount of $1.5 million which was equal to the difference between the deemed fair market value of the Series D mandatorily redeemable convertible preferred stock and the price paid for these shares.

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

E-LOAN, INC.
NOTES TO THE FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

         Sales under the Purchase Plan for the years ended December 31, 1999 and 2000 were 38,491 and 144,894 shares of common stock at an average price of $11.90 and $4.14, respectively. As of December 31, 2000, 1,316,615 shares of the Company's common stock are reserved and available for issuance under this plan.

         The following information concerning the Company's stock option plan and employee stock purchase plan was provided in accordance with Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). As permitted by SFAS 123, the Company accounted for such plans in accordance with APB No. 25 and related interpretations. The fair value of each stock option was estimated on the date of grant using the minimum value and fair value option-pricing models with the following weighted average assumptions.

                                                              YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                                          1998        1999         2000
                                                         ------     -------      --------
               Stock option plan:
                  Expected stock price volatility         0.00%     80.00%(1)     80.00%
                  Risk-free interest rate                 5.00%     6.54%          5.88%
                  Expected life of options (years)          5        5              5

               Stock purchase plan:
                  Expected stock price volatility         0.00%     80.00%         80.00%
                  Risk-free interest rate                 0.00%     6.54%          6.34%
                  Expected life of options (years)         --         2              2

         (1) Prior to the Company's initial public offering on June 28, 1999, the fair value of each option grant was determined using the minimum value method using a zero volatility. Subsequent to the offering, the fair value was determined using the Black-Scholes option pricing model.

         As a result of the above assumptions, the weighted average fair value of options granted during the years ending December 31, 1998, 1999 and 2000 was $2.02, $5.20, and $3.33, respectively. The weighted average fair value of stock purchased during the three years ending December 31, 1998, 1999 and 2000 was $0.00, $8.42, and $6.05, respectively.

         The following pro forma net loss information has been prepared as if the Company had followed the provisions of SFAS No. 123:

                                                   YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------
                                           1998              1999              2000
                                       -----------    -----------------    -------------
                                                      ($ IN THOUSANDS)
              Net loss:
                 As reported           $  (11,172)       $  (72,975)        $  (91,760)

                 Pro forma             $  (11,210)       $  (75,483)        $  (99,535)

              Net loss per share:
                 As reported           $   (0.98)        $    (2.75)        $    (1.91)

                 Pro forma             $   (0.99)        $    (2.80)        $    (2.07)





   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO THE FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


     A summary of the status of the Company's stock option plan and changes during those periods is presented below:

                                                         YEARS ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------------
                                      1998                          1999                            2000
                           -----------------------------    -------------------------    ------------------------------
                             NUMBER OF    EXERCISE PRICE    NUMBER OF  EXERCISE PRICE     NUMBER OF     EXERCISE PRICE
                               SHARES       PER SHARE        SHARES       PER SHARE         SHARES        PER SHARE
                           -----------    --------------   ----------   --------------   -----------   ----------------
     Outstanding at
       beginning of year     1,835,649    $0.05 - $0.32    3,746,118    $0.05 - $ 1.33     7,375,614   $ 0.05 - $46.00
     Granted                 3,084,627    $0.05 - $1.33    4,961,910    $2.00 - $46.00     6,458,404   $0.375 - $16.75
     Exercised                (132,522)   $0.05 - $0.22     (687,763)   $0.05 - $ 2.00      (915,287)  $ 0.05 - $10.00
     Terminated/forfeited   (1,041,636)   $0.05 - $1.33     (644,651)   $0.05 - $46.00    (3,442,436)  $ 0.05 - $46.00
                           -----------    -------------    ---------    --------------    ----------   ---------------

     Outstanding,
       at end of year        3,746,118    $0.05 - $1.33    7,375,614    $0.05 - $46.00     9,476,295    $0.05 - $46.00
                           ===========    =============    =========    ==============     =========    ==============

     Options exercisable
       at end of year          496,437    $0.05 - $1.00      932,779    $0.05 - $23.38     2,067,531    $0.05 - $46.00
                           ===========    =============    =========    ==============     =========    ==============

     The following table summarizes information about stock options outstanding at December 31, 1999:


                                  OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                     -----------------------------------------------------   -------------------------------
                                                            WEIGHTED
                                         WEIGHTED            AVERAGE                            WEIGHTED
        RANGE OF        NUMBER           AVERAGE             REMAINING          NUMBER          AVERAGE
     EXERCISE PRICES  OUTSTANDING     EXERCISE PRICE     CONTRACTUAL LIFE     EXERCISABLE     EXERCISE PRICE
     ---------------  -----------     --------------     ----------------     -----------     --------------
     $0.05  - $2.00    5,036,067           $1.22               8.75             852,650            $0.64
     $10.00 - $19.31   1,805,122          $15.23               9.43              79,629           $11.49
     $20.00 - $26.25     481,425          $22.55               9.82                 500           $23.38
     $31.06 - $46.00      53,000          $34.60               9.69                  --               --
                      ----------                                               --------
                       7,375,614                                                932,779
                      ==========                                               ========









   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO THE FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

      The following table summarizes information about stock options outstanding at December 31, 2000:


                                    OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                    --------------------------------------------------     -------------------------------
                                                          WEIGHTED
                                      WEIGHTED             AVERAGE                             WEIGHTED
   RANGE OF            NUMBER          AVERAGE            REMAINING           NUMBER            AVERAGE
EXERCISE PRICES     OUTSTANDING     EXERCISE PRICE     CONTRACTUAL LIFE    EXERCISABLE       EXERCISE PRICE
- ---------------     -----------     --------------     ----------------    -----------       --------------

 $0.05 - $2.00       5,252,429           $1.36              8.64            1,629,449            $1.39
 $2.06 - $19.13      3,915,535           $7.12              9.29              344,868           $14.22
$20.44 - $26.25        284,331          $22.27              8.80               85,553           $22.20
$32.63 - $46.00         24,000          $35.11              8.68                7,661           $35.35
                    ----------                                            -----------
                     9,476,295                                              2,067,531
                    ==========                                            ===========


12.  REVENUES AND OTHER INCOME, NET

     The following table provides the components of revenues:


                                                  YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                              1998         1999          2000
                                            -------      --------      --------
                                                    ($ IN THOUSANDS)
Revenues:
   Mortgage revenues                        $ 6,166      $ 13,569      $ 16,400
   Interest income on mortgage and home
     equity loans                               666         5,049         5,448
   Home equity line of credit                     -             -           192
   Auto revenues                                  -         2,887        13,019
   Credit card and other                          -           592           820
                                            -------      --------      --------
         Total revenues                     $ 6,832      $ 22,097      $ 35,879
                                            =======      ========      ========





   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO THE FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

     The following table provides the components of other income, net:

                                                   YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                              1998         1999          2000
                                            -------      --------      --------
                                                     ($ IN THOUSANDS)

Interest on short-term  investments          $  237       $ 1,104       $ 1,707
Interest expense on non-warehouse
   facility borrowings                          (64)         (311)         (314)
Equity investment loss                            -          (132)         (117)
Non-cash gain on settlement of dispute            -         2,891             -
Settlement of trademark dispute                   -          (400)            -
                                             ------       -------       -------
                                             $  173       $ 3,152       $ 1,276
                                             ======       =======       =======

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

         In March 2000, the Company reached an agreement to settle a previously existing trademark dispute regarding the use of the Company's name. Accordingly, the Company accrued a one-time expense of $0.4 million as at December 31, 1999.


13.  OPERATING EXPENSES


                                                  YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                              1998         1999          2000
                                            -------      --------      --------
                                                     ($ IN THOUSANDS)

Compensation and benefits                   $ 7,387      $ 17,423      $ 22,119
Processing costs                              1,220         2,495         5,171
Advertising and marketing                     5,119        26,937        25,323
Professional services                           308         4,356         6,075
Occupancy costs                                 375         2,715         3,978
Computer and internet                           249           704           843
General and administrative                    1,510         3,470         4,356
Interest expense on warehouse borrowings        758         5,419         5,435
Amortization of unearned compensation         1,251        23,116         9,392
Amortization of goodwill and intangible
   assets                                         -        11,589        39,733
Non-cash marketing costs                          -             -         6,490
                                           --------      --------      --------
         Total operating expenses          $ 18,177      $ 98,224      $128,915
                                           ========      ========      ========


   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO THE FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Fair value estimates are subjective in nature and involve uncertainties and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     At December 31, 1999 and 2000, the fair value of mortgage loans held-for-sale including the related commitments to sell those mortgage loans exceeds the carrying value of the mortgage loans held-for-sale by approximately $0.5 million and $0.4 million, respectively. At December 31, 1999 and 2000, the fair value of commitments to originate mortgage loans and the related commitments to sell those loans resulted in an unrecognized gain of approximately $0.5 million and $0.2 million, respectively. The fair value of mortgage loans held-for-sale are estimated using quoted market prices for similar loans or prices for mortgage backed securities backed by similar loans and the fair value of the commitments to originate and commitments to sell mortgage loans are estimated using quoted market prices.

     At December 31, 2000, the fair value of auto loans held-for-sale including the related commitments to sell those auto loans exceeds the carrying value of the auto loans held-for-sale by approximately $0.1 million.

         The carrying value of the Company's other financial instruments, including cash and cash equivalents, accounts receivable and all other financial assets and liabilities approximate their fair value because of the short-term maturity of those instruments or because they carry interest rates which approximate market.

15.  COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases office space under two operating leases, which provide for renewal in November 2004 and May 2005, respectively. Rent expense under operating leases amounted to $0.4 million, $1.1 million and $1.3 million for the years ended December 31, 1998, 1999 and 2000, respectively.

         The Company's lease obligations under capital and operating leases are as follows:


               YEARS ENDING DECEMBER 31,            CAPITAL        OPERATING
                                                  ------------   -------------
                                                       ($ IN THOUSANDS)

                       2001                         $    513       $   1,641
                       2002                              179           1,598
                       2003                               --           1,637
                       2004                               --           1,557
                       2005 and thereafter                --             178
                                                    --------       ---------
Total minimum lease payments                             692       $   6,611
                                                                   =========
Less amount representing interest                        (83)
                                                    --------
Present value of minimum lease payments                  609

Less current portion of capital lease obligations       (396)
                                                    --------
Long-term portion                                   $    213
                                                    ========






   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO THE FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

         Under the terms of the office leases, the Company maintains stand-by letters of credit in favor of the lessors, in the amounts of $1.3 million and $0.5 million, respectively.

         LEGAL

         In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the financial position or results of operation or liquidity of the Company.

         MORTGAGE BANKERS' BLANKET BOND

         At December 31, 1999 and 2000, the Company carried a mortgage bankers' blanket bond and errors and omissions insurance coverage for $3.0 million and $5.0 million, respectively. The premiums for the bond and insurance coverage are paid through September 2001.

         MARKETING AGREEMENTS

         The Company has entered into several marketing agreements with third parties. Under these agreements the third parties will display the Company's logo and loan information on their internet websites and provide related marketing services. The Company pays for these services in minimum monthly and quarterly installments plus, in some cases, a per view charge for each time the information is displayed. Future minimum payments under these agreements are as follows:


                          YEARS ENDING DECEMBER 31,         ($ IN THOUSANDS)

                                   2001                       $     2,737
                                   2002                             7,713
                                   2003                            12,316
                                   2004                             6,678
                                                              -----------
                                                              $    29,444
                                                              ===========

         Two of these marketing agreements are with stockholders of the Company. The Company has incurred approximately $4.4 million and $3.1 million in marketing expenses under these agreements during the years ended December 31, 1999 and December 31, 2000, respectively.

         LOAN COMMITMENTS AND HEDGING ACTIVITIES

         Upon receiving a lock commitment from a borrower ("rate lock"), the Company simultaneously enters into either a mandatory sell forward agreement with certain institutional counterparties or a non-mandatory forward sale agreement with the ultimate investor. At December 31, 2000, the Company was a party to commitments to fund loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. Rate locks with the borrowers are on a best effort basis, borrowers are not obligated to enter into the loan agreement. A rate lock, which does not result in a funded loan, is referred to as fallout. As the Company is exposed to movements in interest rates after entering into rate locks, the Company must estimate fallout if interest rate risk is to be hedged with a mandatory sell forward agreement. At December 31, 2000, the Company had provided locks to originate loans amounting to approximately $57.2 million (the "locked pipeline").

         The Company originates mortgage loans and sells them primarily through whole loan sales. The market values of mortgage loans are sensitive to changes in market interest rates. If interest rates rise between the


   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO THE FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

         time the Company enters into a rate lock with the borrower, the subsequent funding of the loan and the time the mortgage loans are committed for sale, there may be a decline in the market value of the mortgage loans. To protect against such possible declines, the Company has adopted a hedging strategy.

         The Company retains the services of Tuttle Decision Systems ("TDS"), an unaffiliated advisory firm specializing in mortgage loan pipeline management to assist the Company in minimizing the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market. Individual mortgage loan risks are aggregated by note rate, mortgage loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. The Company currently hedges its mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities and non-mandatory forward sale agreements with the ultimate investor. The Company determines which alternative provides the best execution in the secondary market. As a managed account of TDS, the Company is able to take advantage of Tuttle's reporting services, including pipeline, mark-to-market, commitment and position reporting.

         The Company believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in the market value of its fixed-rate mortgage loans held for sale. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

         At December 31, 2000, the Company had entered into mandatory sell forward commitments amounting to approximately $44.7 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market.

         At December 31, 2000, the Company had entered into non-mandatory forward loan sale agreements amounting to approximately $31.5 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well-established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

16.      RISKS AND UNCERTAINTIES

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

E-LOAN, INC.
NOTES TO THE FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

         The Company depends on two warehouse credit facilities to finance the mortgage loan inventory pending ultimate sale to mortgage loan investors. Both of these warehouse facilities have operating and financial covenants including the requirement that the Company maintain two facilities (with minimum borrowing capacity limits) and the maintenance of certain financial ratios. In particular, the Company must maintain a minimum cash and cash equivalents balance of $20 million and the highest amount required by any other lender or agreement. Failure to comply with these covenants on either or both lines could result in the obligation to repay all amounts outstanding at the time of termination. In the past, the Company has obtained waivers from these lenders due to failure to comply with certain covenants.

         The Company sells loans to loan purchasers on a servicing released basis without recourse. As such, the risk of loss or default by the borrower has been assumed by these purchasers. However, the Company is usually required by these purchasers to make certain representations relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans and indemnify these purchasers for any losses from borrower defaults. For the years ended December 31, 1999 and 2000, the Company had not repurchased any loans.

         The Company has sustained net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. However, there can be no assurance that the Company will be able to achieve profitable operations. If the Company is not successful in generating sufficient cashflow from operations, or in raising additional funds when required in sufficient amounts and on terms acceptable to the Company, such failure could have a material adverse effect on the Company's business, results of operations and financial condition. Management believes that its cash and cash equivalents held at December 31, 2000 and additional funds raised through April 2, 2001 will be sufficient to fund its operating activities and capital expenditures, and meet all other obligations including its minimum cash and cash equivalent covenants through at least December 31, 2001.

17.      SUBSEQUENT EVENTS

         On March 31, 2001, the Company obtained $5 million in interim financing through the issuance of promissory notes to two existing stockholders. The borrowings have an interest rate of 8%. These borrowings are due and payable in full by April 15, 2001.

         On April 2, 2001, the Company entered into an agreement for a $25 million line of credit for the interim financing of auto loans. The interest rate charged on this line is based on LIBOR plus 2.5%. The committed line expires on April 1, 2002. This line includes various financial and non-financial covenants. These covenants are no more restrictive than those on the Company's existing credit facilities.

         On April 2, 2001, the Company entered into a loan agreement with an officer and stockholder of the Company that provides the Company with the ability to draw funds up to an aggregate of $7.5 million upon demand. The borrowings have an interest rate of the lower of 12% or the maximum legal rate allowed. Any amounts outstanding under this agreement are due and payable no earlier than January 5, 2002.

   The accompanying notes are an integral part of these financial statements.

                                Index to Exhibits
                                   Item 14(c)

10.1 Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. - Fourth Modification Agreement

10.2 Greenwich Capital Financial Products, Inc. - Amendment Number One to the Master Loan and Security Agreement

10.3 Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. - Fifth Modification Agreement

10.4 Greenwich Capital Financial Products, Inc. - Amendment to Warehouse and Mortgage Loan Purchase and Sale Agreement

10.5 Greenwich Capital Financial Products, Inc. and Bankers Trust Company of California - Whole Loan Custodial Agreement

10.6 Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. - Sixth Modification Agreement

10.7    Washington Mutual Bank - Correspondent Purchase and Sale Agreement

10.8    Pagoo, Inc. - Standard Sublease

10.9    Pagoo, Inc. - Addendum to Sublease

10.10   Greenwich Capital Financial Products - Covenant Waiver

10.11   Creekside South Trust - Landlord Consent to Sublease

10.12 Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. - Seventh Modification Agreement

10.13   Providian Bancorp Services - Website Linking Agreement*

10.14   Pagoo, Inc. - Second Addendum to Sublease

10.15 Wells Fargo Bank West, N.A. and Wells Fargo Bank, N.A. - Home Equity Loan/Line Purchase Agreement*

23.1    Consent of PricewaterhouseCoopers LLP, Independent Auditors.


* Confidential Treatment Requested