Form 10-K/A
period 2000-12-31
E LOAN INC
filed 2001-04-23
CIK 1082337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-K/A
                              ---------------------

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

              5875 ARNOLD ROAD, SUITE 100, DUBLIN, CALIFORNIA 94568
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

                                EXPLANATORY NOTE

     The Company is filing this Form 10-K/A for the fiscal year ended December 31, 2000 to amend Part IV, Item 14.3(c) "Exhibits" set forth in its previous filing which was inadvertently filed incomplete. Other than the aforementioned changes, all other information included in the initial filing is unchanged.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None except for those indicated in the Index to Exhibits.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (c) EXHIBITS.

      3.01   Restated  Certificate of Incorporation of E-LOAN dated July 2, 1999
             (8)

      3.02 Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated February 15, 2001

      3.03   Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001

      10.1   Form of Underwriting Agreement, undated (1)

      10.2   Specimen of Common Stock Certificate, undated (1)

      10.3   Opinion  of  Wilson   Sonsini   Goodrich  &  Rosati,   Professional
             Corporation dated March 23, 1999 (1)

      10.4 Form of Indemnification Agreement between the Registrant and each of its directors and officers dated March 19, 1999 (1)

      10.5   1997 Stock Plan, undated (1)

      10.6   1997 Stock Plan dated April 27, 1999 (1)

      10.7   1997 Stock Plan dated August 30, 1999 (4)

      10.8   1999 Employee Stock Purchase Plan, undated (1)

      10.9   1999 Employee Stock Purchase Plan dated October 25, 1999 (4)

      10.10  Restated   Investor  Rights  Agreement  among  E-LOAN  and  certain
             investors dated September 4, 1998 (1)

      10.11 Warrant Agreement to Purchase Shares of the Series C Preferred Stock of E-LOAN, Inc. with Comdisco, Inc. dated March 4, 1998 (1)

      10.12  Employment Agreement with Joseph Kennedy dated March 26, 1999 (1)

      10.13  Marketing  Agreement with  DLJdirect,  Inc. dated September 4, 1998
             (1)*

      10.14 Co-Marketing Agreement with E*Trade Group, Inc. dated March 26, 1998 (1)*

      10.15  Marketing  Agreement  with  MarketWatch.com  dated February 8, 1999
             (1)*

      10.16  Marketing  Agreement with Prism Mortgage  Company dated May 1, 1998
             (1)

      10.17 License Agreement with Yahoo!, Inc. dated 1998 and Amendment to License Agreement dated March 19, 1999 (1)*

      10.18 License Agreement with Yahoo!, Inc. dated 1998 and Amendment to License Agreement dated March 19, 1999 (1)*

      10.19 Warehousing Credit and Security Agreement with Bank United dated February 3, 1999 (1)

      10.20 Broker Agreement with Citicorp Mortgage, Inc. dated September 23, 1997 (1)

      10.21 Underwriting Review Agreement with CMAC Service Company dated September 3, 1998 (1)

      10.22 Warehouse Credit Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated June 24, 1998 (1)

      10.23 Warehouse Credit Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated June 24, 1998 and Amended and Restated Note to Cooper River Funding Inc. dated April 26, 1999 (1)

      10.24 Loan Purchase Agreement with Countrywide Home Loans, Inc. dated September 25, 1998 (1)

      10.25  Conventional   Loan  Purchase   Agreement  with  Crestar   Mortgage
             Corporation dated July 1, 1998 (1)

      10.26  GMAC  Mortgage   Corporation  Seller's  Agreement  for  Residential
             Mortgage  Loans with GMAC Mortgage  Corporation  dated July 1, 1998
             (1)

      10.27 Mortgage Loan Purchase and Sale Agreement with Greenwich Capital Financial Products, Inc., undated (1)

      10.28 License, Staffing, Purchase and Sale Agreement with NetB@nk dated June 1, 1998 (1)

      10.29  Mortgage Loan Processing  Agreement with NetB@nk dated June 1, 1998
             (1)

      10.30 Wholesale Mortgage Purchase Agreement with PHH Mortgage Services Corporation dated June 1, 1998 (1)

      10.31 Underwriting Services Agreement with PMI Mortgage Services Co. dated June 12, 1998 (1)

      10.32 Mortgage Purchase Agreement with Resource Bancshares Mortgage Group, Inc. dated May 1, 1998 (1)

      10.33 Mortgage Selling and Servicing Contract with Federal National Mortgage Association dated February 12, 1999 (1)

      10.34 Multi-Tenant Office Triple Net Lease with Creekside South Trust, as amended, dated August 19, 1998 (1)

      10.35 Alliance Agreement with E-LOAN Europe BV and Stater BV March 19, 1999 (1)

      10.36 Lease Agreement between JTC and Palo Alto Funding Group, Inc. dated June 20, 1996 (1)

      10.37 Mortgage Loan Origination Agreement between Chase Home Mortgage Corporation and Palo Alto Funding Group dated November 30, 1992 (1)

      10.38 Correspondent Agreement with Citicorp Mortgage, Inc. dated June 15, 1998 (1)

      10.39 Conventional Wholesale Mortgage Purchase Agreement with Colonial Mortgage Company dated September 1, 1998 (1)

      10.40 Lender Associate Agreement with GreenPoint Mortgage Corp. dated November 9, 1998 (1)

      10.41 Correspondent Broker Agreement with New America Financial, Inc., undated (1)

      10.42  Correspondent   Mortgage  Services   Agreement  with  PHH  Mortgage
             Services Corporation dated May 20, 1998 (1)

      10.43 Correspondent Purchase Agreement with Prism Mortgage Company dated March 22, 1998 (1)

      10.44 Wholesale Lending Agreement with Union Federal Savings Bank of Indianapolis dated March 6, 1998 (1)

      10.45  Master Lease Agreement with Comdisco, Inc. dated March 4, 1998 (1)

      10.46 Loan and Security Agreement with Silicon Valley Bank dated December 8, 1998 (1)

      10.47 Internet Data Center Services Agreement with Exodus Communications, Inc. dated November 10, 1997 (1)

      10.48 Marketing Agreement with PHH Mortgage Services Corporation dated January 19, 1998 (1)

      10.49 Second Amendment to Lease with Creekside South Trust dated March 25, 1999 (1)

      10.50  Joint Venture  Agreement with Softbank  Corp.  dated March 31, 1999
             (1)*

      10.51 Stock Purchase Agreement with Forum Holdings, Inc. dated May 20, 1999 (1)

      10.52 Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated May 20, 1999 (1)

      10.53 Stock Purchase Warrant issued to Greenwich Capital Financial Products, Inc. dated May 20, 1999 (1)

      10.54 Marketing, Promotion, Licensing, Computer Services and Related Services Agreement with FCC National Bank dated May 3, 1999 (2)*

      10.55 Agreement and Plan of Reorganization with Banc of America Auto Finance Corp., Robert Ferber and Non-Bank Stockholders dated August 23, 1999 (3)

      10.56 Registration Rights Agreement with Banc of America Auto Finance Corp., Robert Ferber and Non-Bank Stockholders dated September 17, 1999 (3)

      10.57  Restated Investor Rights Agreement dated August 20, 1999 (4)*

      10.58  Robert Ferber Employment Agreement dated August 23, 1999 (4)

      10.59 Second Amended and Restated Note to Cooper River Funding Inc. dated July 28, 1999 (4)

      10.60 Strategic Alliance Agreement with Greenpoint Mortgage Funding, Inc. dated September 29, 1999 (4)

      10.61 Systems & Marketing Agreement with Option One Mortgage dba H&R Block Mortgage dated September 30, 1999 (4)

      10.62 Website Linking Agreement with Providian Financial Corporation dated September 30, 1999 (4)*

      10.63 Strategic Alliance Agreement between Bank of America, N.A., Banc of America Auto Finance Corp., and Electronic Vehicle Remarketing, Inc. dated August 23, 1999 (4)*

      10.64  Referral  Agreement  between   AutoConnect  L.L.C.  and  Electronic
             Vehicle Remarketing, Inc. dated September 1998 and Addendum to Referral Agreement dated July 22, 1999 (4)*

      10.65 Listing and Advertising Agreement between EVRI/CarFinance.com and Intelligent Life Corporation dated August 4, 1999 (4)*

      10.66 Referral Agreement between Kelley Blue Book and Electronic Vehicle Remarketing, Inc. dated June 1, 1998 and Amendment to Referral Agreement dated 1999 (4)*

      10.67 Content Partner/Distribution Agreement with Infoseek Corporation, undated (5)*

      10.68 Securities Purchase Agreement with Certain Purchasers dated April 25, 2000 (6)

      10.69 Marketing Agreement with Charles Schwab & Co., Inc. dated April 25, 2000 (6)*

      10.70 Marketing Agreement with RE/MAX International, Inc. dated January 24, 2000 (7)*

      10.71 Auto Loan Purchase and Sale Agreement with AmeriCredit Financial Services dated June 5, 2000 (8)*

      10.72 Auto Loan Purchase and Sale Agreement with Bank of America dated May 16, 2000 (8)*

      10.73 Co-Branded Web Services Referral Agreement with eBay Inc. dated April 21, 2000 (8)*

      10.74 Systems and Marketing Agreement with H&R Block Mortgage Corporation dated March 21, 2000 (8)*

      10.75 Auto Loan Purchase and Sale Agreement with TranSouth Financial Corporation dated May 4, 2000 (8)*

      10.76 Auto Loan Purchase and Sale Agreement with Wells Fargo Bank, N.A. - Auto Finance Group dated May 1, 2000 (8)*

      10.77 Financial Services Agreement with WFS Financial Inc. dated April 24, 2000 (8)*

      10.78 Fourth Modification Agreement with Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. dated March 17, 2000 (9)

      10.79 Amendment Number One to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated April 10, 2000 (9)

      10.80 Fifth Modification Agreement with Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. dated April 26, 2000 (9)

      10.81  Amendment  to  Warehouse   and  Mortgage  Loan  Purchase  and  Sale
             Agreement with Greenwich Capital Financial Products, Inc. dated September 30, 1999 (9)

      10.82 Whole Loan Custodial Agreement with Greenwich Capital Financial Products, Inc. dated June 29, 2000 (9)

      10.83 Sixth Modification Agreement with Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. dated September 30, 2000 (9)

      10.84 Correspondent Purchase and Sale Agreement with Washington Mutual Bank dated October 13, 2000 (9)

      10.85  Standard Sublease with Pagoo, Inc. dated October 20, 2000 (9)

      10.86  Addendum to Sublease with Pagoo, Inc. dated October 18, 2000 (9)

      10.87 Covenant Waiver with Greenwich Capital Financial Products, Inc. dated November 14, 2000 (9)

      10.88 Landlord Consent to Sublease from Creekside South Trust dated November 17, 2000 (9)

      10.89 Seventh Modification Agreement with Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. dated November 30, 2000 (9)

      10.90 Website Linking Agreement with Providian Bancorp Services dated November 30, 2000 (9)+

      10.91 Second Addendum to Sublease with Pagoo, Inc. dated December 15, 2000 (9)

      10.92 Home Equity Loan/Line Purchase Agreement with Wells Fargo Bank West, N.A. and Wells Fargo Bank, N.A. dated November 1, 2000 (9)+

      10.93 Whole Loan Sale Agreement with Principal Residential Mortgage, Inc. dated February 24, 1999

      10.94 Third Modification Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated July 28, 1999 +

      10.95 United Mileage Plus Participation Agreement with Mileage Plus, Inc. dated March 1, 2001 +

      10.96 Amendment Number Two to the Master Loan and Security Agreement with Greenwich Capital Financial Products Inc. dated February 22, 2001

      10.97 Securitization Commitment from Greenwich Financial Products Inc. dated February 22, 2001

      10.98 Stock Purchase Warrant issued to Greenwich Financial Products Inc. dated February 23, 2001

      10.99  Revolving Credit Note to Bank One, NA dated April 2, 2001

      10.100 Loan Agreement with Bank One, NA dated April 2, 2001

      10.101 Security Agreement with Bank One, NA dated April 2, 2001

      10.102 Dispute Resolution Agreement with Bank One, NA dated April 2, 2001

      10.103 Warehouse Security Agreement with GE Capital Mortgage Services, Inc. and Cooper River Funding Inc. dated June 24, 1998


----------

(1) Filed with Registration Statement on Form S-1 (No. 333-74945) filed on March 24, 1999, as amended, which Registration Statement became effective June 28, 1999.

(2) Filed with Quarterly Report on Form 10-Q (FQE 06/30/99) on August 16, 1999, as amended.

(3)  Filed with  Report of  Unscheduled  Material  Events on Form 8-K on May 11,
     2000.

(4) Filed with Quarterly Report on Form 10-Q (FQE 09/30/99) on November 15, 1999, as amended.

(5) Filed with Annual Report on Form 10-K (FYE 12/31/99) on March 30, 2000, as amended.

(6)  Filed with  Report of  Unscheduled  Material  Events on Form 8-K on May 11,
     2000.

(7)  Filed with Quarterly Report on Form 10-Q (FQE 03/31/00) on May 12, 2000.

(8)  Filed with Quarterly Report on Form 10-Q (FQE 06/30/00) on August 14, 2000.

(9)  Filed with Annual Report on Form 10-K (FYE 12/31/00) on April 2, 2001.

*    Confidential Treatment Granted

+    Confidential Treatment Requested

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      E-LOAN, Inc. a Delaware corporation


                                      By: /s/ MATTHEW ROBERTS
                                          -------------------------------
                                          Matthew Roberts, CFO

Dated: April 23, 2001

                                  E-LOAN, INC.

                                INDEX TO EXHIBITS
                                  (ITEM 14(C))


      3.01    Restated Certificate of Incorporation of E-LOAN dated July 2, 1999
              (8)

      3.02 Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated February 15, 2001

      3.03    Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001

      10.1    Form of Underwriting Agreement, undated (1)

      10.2    Specimen of Common Stock Certificate, undated (1)

      10.3    Opinion  of  Wilson  Sonsini   Goodrich  &  Rosati,   Professional
              Corporation dated March 23, 1999 (1)

      10.4 Form of Indemnification Agreement between the Registrant and each of its directors and officers dated March 19, 1999 (1)

      10.5    1997 Stock Plan, undated (1)

      10.6    1997 Stock Plan dated April 27, 1999 (1)

      10.7    1997 Stock Plan dated August 30, 1999 (4)

      10.8    1999 Employee Stock Purchase Plan, undated (1)

      10.9    1999 Employee Stock Purchase Plan dated October 25, 1999 (4)

      10.10 Restated Investor Rights Agreement among E-LOAN and certain investors dated September 4, 1998 (1)

      10.11 Warrant Agreement to Purchase Shares of the Series C Preferred Stock of E-LOAN, Inc. with Comdisco, Inc. dated March 4, 1998 (1)

      10.12   Employment Agreement with Joseph Kennedy dated March 26, 1999 (1)

      10.13   Marketing  Agreement with DLJdirect,  Inc. dated September 4, 1998
              (1)*

      10.14 Co-Marketing Agreement with E*Trade Group, Inc. dated March 26, 1998 (1)*

      10.15   Marketing  Agreement with  MarketWatch.com  dated February 8, 1999
              (1)*

      10.16   Marketing  Agreement with Prism Mortgage Company dated May 1, 1998
              (1)

      10.17 License Agreement with Yahoo!, Inc. dated 1998 and Amendment to License Agreement dated March 19, 1999 (1)*

      10.18 License Agreement with Yahoo!, Inc. dated 1998 and Amendment to License Agreement dated March 19, 1999 (1)*

      10.19 Warehousing Credit and Security Agreement with Bank United dated February 3, 1999 (1)

      10.20 Broker Agreement with Citicorp Mortgage, Inc. dated September 23, 1997 (1)

      10.21 Underwriting Review Agreement with CMAC Service Company dated September 3, 1998 (1)

      10.22 Warehouse Credit Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated June 24, 1998 (1)

      10.23 Warehouse Credit Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated June 24, 1998 and Amended and Restated Note to Cooper River Funding Inc. dated April 26, 1999 (1)

      10.24 Loan Purchase Agreement with Countrywide Home Loans, Inc. dated September 25, 1998 (1)

      10.25   Conventional   Loan  Purchase   Agreement  with  Crestar  Mortgage
              Corporation dated July 1, 1998 (1)

      10.26 GMAC Mortgage Corporation Seller's Agreement for Residential Mortgage Loans with GMAC Mortgage Corporation dated July 1, 1998
              (1)

      10.27 Mortgage Loan Purchase and Sale Agreement with Greenwich Capital Financial Products, Inc., undated (1)

      10.28 License, Staffing, Purchase and Sale Agreement with NetB@nk dated June 1, 1998 (1)

      10.29   Mortgage Loan Processing Agreement with NetB@nk dated June 1, 1998
              (1)

      10.30 Wholesale Mortgage Purchase Agreement with PHH Mortgage Services Corporation dated June 1, 1998 (1)

      10.31 Underwriting Services Agreement with PMI Mortgage Services Co. dated June 12, 1998 (1)

      10.32 Mortgage Purchase Agreement with Resource Bancshares Mortgage Group, Inc. dated May 1, 1998 (1)

      10.33 Mortgage Selling and Servicing Contract with Federal National Mortgage Association dated February 12, 1999 (1)

      10.34 Multi-Tenant Office Triple Net Lease with Creekside South Trust, as amended, dated August 19, 1998 (1)

      10.35 Alliance Agreement with E-LOAN Europe BV and Stater BV March 19, 1999 (1)

      10.36 Lease Agreement between JTC and Palo Alto Funding Group, Inc. dated June 20, 1996 (1)

      10.37 Mortgage Loan Origination Agreement between Chase Home Mortgage Corporation and Palo Alto Funding Group dated November 30, 1992
              (1)

      10.38 Correspondent Agreement with Citicorp Mortgage, Inc. dated June 15, 1998 (1)

      10.39 Conventional Wholesale Mortgage Purchase Agreement with Colonial Mortgage Company dated September 1, 1998 (1)

      10.40 Lender Associate Agreement with GreenPoint Mortgage Corp. dated November 9, 1998 (1)

      10.41 Correspondent Broker Agreement with New America Financial, Inc., undated (1)

      10.42   Correspondent   Mortgage  Services  Agreement  with  PHH  Mortgage
              Services Corporation dated May 20, 1998 (1)

      10.43 Correspondent Purchase Agreement with Prism Mortgage Company dated March 22, 1998 (1)

      10.44 Wholesale Lending Agreement with Union Federal Savings Bank of Indianapolis dated March 6, 1998 (1)

      10.45   Master Lease Agreement with Comdisco, Inc. dated March 4, 1998 (1)

      10.46 Loan and Security Agreement with Silicon Valley Bank dated December 8, 1998 (1)

      10.47   Internet   Data   Center    Services    Agreement    with   Exodus
              Communications, Inc. dated November 10, 1997 (1)

      10.48 Marketing Agreement with PHH Mortgage Services Corporation dated January 19, 1998 (1)

      10.49 Second Amendment to Lease with Creekside South Trust dated March 25, 1999 (1)

      10.50   Joint Venture  Agreement with Softbank Corp.  dated March 31, 1999
              (1)*

      10.51 Stock Purchase Agreement with Forum Holdings, Inc. dated May 20, 1999 (1)

      10.52   Master  Loan  and  Security   Agreement  with  Greenwich   Capital
              Financial Products, Inc. dated May 20, 1999 (1)

      10.53 Stock Purchase Warrant issued to Greenwich Capital Financial Products, Inc. dated May 20, 1999 (1)

      10.54 Marketing, Promotion, Licensing, Computer Services and Related Services Agreement with FCC National Bank dated May 3, 1999 (2)*

      10.55 Agreement and Plan of Reorganization with Banc of America Auto Finance Corp., Robert Ferber and Non-Bank Stockholders dated August 23, 1999 (3)

      10.56 Registration Rights Agreement with Banc of America Auto Finance Corp., Robert Ferber and Non-Bank Stockholders dated September 17, 1999 (3)

      10.57   Restated Investor Rights Agreement dated August 20, 1999 (4)*

      10.58   Robert Ferber Employment Agreement dated August 23, 1999 (4)

      10.59 Second Amended and Restated Note to Cooper River Funding Inc. dated July 28, 1999 (4)

      10.60 Strategic Alliance Agreement with Greenpoint Mortgage Funding, Inc. dated September 29, 1999 (4)

      10.61 Systems & Marketing Agreement with Option One Mortgage dba H&R Block Mortgage dated September 30, 1999 (4)

      10.62 Website Linking Agreement with Providian Financial Corporation dated September 30, 1999 (4)*

      10.63 Strategic Alliance Agreement between Bank of America, N.A., Banc of America Auto Finance Corp., and Electronic Vehicle Remarketing, Inc. dated August 23, 1999 (4)*

      10.64 Referral Agreement between AutoConnect L.L.C. and Electronic Vehicle Remarketing, Inc. dated September 1998 and Addendum to Referral Agreement dated July 22, 1999 (4)*

      10.65 Listing and Advertising Agreement between EVRI/CarFinance.com and Intelligent Life Corporation dated August 4, 1999 (4)*

      10.66 Referral Agreement between Kelley Blue Book and Electronic Vehicle Remarketing, Inc. dated June 1, 1998 and Amendment to Referral Agreement dated 1999 (4)*

      10.67 Content Partner/Distribution Agreement with Infoseek Corporation, undated (5)*

      10.68 Securities Purchase Agreement with Certain Purchasers dated April 25, 2000 (6)

      10.69 Marketing Agreement with Charles Schwab & Co., Inc. dated April 25, 2000 (6)*

      10.70 Marketing Agreement with RE/MAX International, Inc. dated January 24, 2000 (7)*

      10.71 Auto Loan Purchase and Sale Agreement with AmeriCredit Financial Services dated June 5, 2000 (8)*

      10.72 Auto Loan Purchase and Sale Agreement with Bank of America dated May 16, 2000 (8)*

      10.73 Co-Branded Web Services Referral Agreement with eBay Inc. dated April 21, 2000 (8)*

      10.74   Systems  and   Marketing   Agreement   with  H&R  Block   Mortgage
              Corporation dated March 21, 2000 (8)*

      10.75 Auto Loan Purchase and Sale Agreement with TranSouth Financial Corporation dated May 4, 2000 (8)*

      10.76   Auto Loan Purchase and Sale Agreement with Wells Fargo Bank,  N.A.
              - Auto Finance Group dated May 1, 2000 (8)*

      10.77 Financial Services Agreement with WFS Financial Inc. dated April 24, 2000 (8)*

      10.78 Fourth Modification Agreement with Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. dated March 17, 2000 (9)

      10.79 Amendment Number One to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated April 10, 2000 (9)

      10.80 Fifth Modification Agreement with Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. dated April 26, 2000 (9)

      10.81 Amendment to Warehouse and Mortgage Loan Purchase and Sale Agreement with Greenwich Capital Financial Products, Inc. dated September 30, 1999 (9)

      10.82 Whole Loan Custodial Agreement with Greenwich Capital Financial Products, Inc. dated June 29, 2000 (9)

      10.83 Sixth Modification Agreement with Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. dated September 30, 2000 (9)

      10.84 Correspondent Purchase and Sale Agreement with Washington Mutual Bank dated October 13, 2000 (9)

      10.85   Standard Sublease with Pagoo, Inc. dated October 20, 2000 (9)

      10.86   Addendum to Sublease with Pagoo, Inc. dated October 18, 2000 (9)

      10.87 Covenant Waiver with Greenwich Capital Financial Products, Inc. dated November 14, 2000 (9)

      10.88 Landlord Consent to Sublease from Creekside South Trust dated November 17, 2000 (9)

      10.89 Seventh Modification Agreement with Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. dated November 30, 2000 (9)

      10.90 Website Linking Agreement with Providian Bancorp Services dated November 30, 2000 (9)+

      10.91 Second Addendum to Sublease with Pagoo, Inc. dated December 15, 2000 (9)

      10.92 Home Equity Loan/Line Purchase Agreement with Wells Fargo Bank West, N.A. and Wells Fargo Bank, N.A. dated November 1, 2000 (9)+

      10.93 Whole Loan Sale Agreement with Principal Residential Mortgage, Inc. dated February 24, 1999

      10.94 Third Modification Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated July 28, 1999 +

      10.95 United Mileage Plus Participation Agreement with Mileage Plus, Inc. dated March 1, 2001 +

      10.96 Amendment Number Two to the Master Loan and Security Agreement with Greenwich Capital Financial Products Inc. dated February 22, 2001

      10.97 Securitization Commitment from Greenwich Financial Products Inc. dated February 22, 2001

      10.98 Stock Purchase Warrant issued to Greenwich Financial Products Inc. dated February 23, 2001

      10.99   Revolving Credit Note to Bank One, NA dated April 2, 2001

      10.100  Loan Agreement with Bank One, NA dated April 2, 2001

      10.101  Security Agreement with Bank One, NA dated April 2, 2001

      10.102  Dispute Resolution Agreement with Bank One, NA dated April 2, 2001

      10.103 Warehouse Security Agreement with GE Capital Mortgage Services, Inc. and Cooper River Funding Inc. dated June 24, 1998

----------

(1) Filed with Registration Statement on Form S-1 (No. 333-74945) filed on March 24, 1999, as amended, which Registration Statement became effective June 28, 1999.

(2) Filed with Quarterly Report on Form 10-Q (FQE 06/30/99) on August 16, 1999, as amended.

(3)  Filed with  Report of  Unscheduled  Material  Events on Form 8-K on May 11,
     2000.

(4) Filed with Quarterly Report on Form 10-Q (FQE 09/30/99) on November 15, 1999, as amended.

(5) Filed with Annual Report on Form 10-K (FYE 12/31/99) on March 30, 2000, as amended.

(6)  Filed with  Report of  Unscheduled  Material  Events on Form 8-K on May 11,
     2000.

(7)  Filed with Quarterly Report on Form 10-Q (FQE 03/31/00) on May 12, 2000.

(8)  Filed with Quarterly Report on Form 10-Q (FQE 06/30/00) on August 14, 2000.

(9)  Filed with Annual Report on Form 10-K (FYE 12/31/00) on April 2, 2001.

*    Confidential Treatment Granted

+    Confidential Treatment Requested