Form 10-Q
period 2001-03-31
E LOAN INC
filed 2001-05-14
CIK 1082337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

    Registrant's telephone number, including area code: (925) 241-2400
                                                        ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [_]

    As of May 10, 2001, 53,825,637 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

                                  E-LOAN, INC.

                                    FORM 10-Q


                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):

          Balance Sheets as of December 31, 2000 and March 31, 2001

          Statements of Operations for the three months ended March 31, 2000 and March 31, 2001

          Statements of Cash Flows for the three months ended March 31, 2000 and March 31, 2001

          Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signature

Index to Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  E-LOAN, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  December 31,           March 31,
                                                                                      2000                  2001
                                                                                                        (UNAUDITED)
                                                                               ------------------    ------------------
                                    ASSETS
Current assets:
     Cash and cash equivalents (includes $0 and $4,500 of restricted cash) ..             $28,459               $24,801
     Loans held-for-sale ....................................................              22,745                36,768
     Accounts receivable, prepaids and other current assets .................              10,360                12,506
                                                                               ------------------    ------------------
         Total current assets ...............................................              61,564                74,075
Fixed assets, net ...........................................................               8,025                 7,766
Deposits and other assets ...................................................               2,010                 2,023
Goodwill and intangible assets ..............................................              28,144                18,211
                                                                               ------------------    ------------------
         Total assets .......................................................             $99,743              $102,075
                                                                               ==================    ==================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Warehouse lines payable ................................................             $17,678               $28,810
     Accounts payable, accrued expenses and other current liabilities .......              11,928                11,233
     Capital lease obligation ...............................................                 396                   359
     Notes payable ..........................................................               1,167                 6,167
                                                                               ------------------    ------------------
         Total current liabilities ..........................................              31,169                46,569
Capital lease obligations ...................................................                 213                   137
Notes payable ...............................................................                 875                   583
                                                                               ------------------    ------------------
         Total liabilities ..................................................              32,257                47,289
                                                                               ------------------    ------------------

COMMITMENTS AND CONTINGENCIES (Note 9):


Stockholders' equity:
Common stock,  150,000,000  $0.001 shares  authorized,  53,449,236  and
   53,661,178  shares issued and  outstanding  at December 31, 2000 and
   March 31, 2001 .....................................................                        53                    54
Less: subscription receivable ...............................................                 (4)                   (4)
Marketing services receivable ...............................................             (5,970)               (2,985)
Unearned compensation .......................................................             (8,625)               (6,673)
Additional paid-in-capital ..................................................             259,366               258,042
Accumulated deficit .........................................................           (177,334)             (193,648)
                                                                               ------------------    ------------------
         Total stockholders' equity .........................................              67,486                54,786
                                                                               ------------------    ------------------
         Total liabilities and stockholders' equity .........................             $99,743              $102,075
                                                                               ==================    ==================

The accompanying notes are an integral part of these financial statements.

                                  E-LOAN, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                          2000                  2001
                                                                    ------------------    ------------------
Revenues .........................................................             $7,113               $16,367
Less: subscription receivable ....................................
Operating expenses:
     Operations ..................................................              6,836                11,488
     Sales & Marketing ...........................................              9,134                 4,831
     Technology ..................................................              1,122                 1,783
     General & Administration ....................................              1,789                 1,488
     Non cash marketing costs ....................................                  -                 2,985
     Amortization of unearned compensation .......................              3,468                   257
     Amortization of goodwill and intangible assets ..............              9,933                 9,933
                                                                    ------------------    ------------------
         Total operating expenses ................................             32,282                32,765
                                                                    ------------------    ------------------
     Loss from operations ........................................           (25,169)              (16,398)
                                                                    ------------------    ------------------
Other income, net ................................................                388                    84
                                                                    ------------------    ------------------
Net loss .........................................................          $(24,781)             $(16,314)
                                                                    ==================    ==================
Net loss per share:
     Basic and diluted ...........................................            ($0.59)               ($0.30)
                                                                    ==================    ==================
Weighted average shares-
     Basic and diluted ...........................................             41,891                53,623
                                                                    ==================    ==================


   The accompanying notes are an integral part of these financial statements.

                                  E-LOAN, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                     2000          2001
                                                                                  ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .................................................................     $(24,781)     $(16,314)
    Adjustments to reconcile net loss to cash used in operating activities:
        Amortization of unearned compensation ................................        3,468           257
        Amortization of goodwill and intangible assets .......................        9,933         9,933
        Amortization of non-cash marketing costs .............................           --         2,985
        Depreciation .........................................................          420           954
        Changes in operating assets and liabilities:
             Loans held for sale .............................................       10,532       (14,022)
             Accounts receivable, prepaids, deposits and other assets ........        1,152        (1,861)
             Accounts payable, accrued liabilities, and other payables .......         (695)       (1,828)
                                                                                  ---------     ---------
                 Net cash used in operating activities .......................       (1,104)      (18,763)
                                                                                  ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of furniture and equipment ......................................       (1,500)         (695)
                                                                                  ---------     ---------
                 Net cash used in investing activities .......................       (1,500)         (695)
                                                                                  ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock, net ..............................          242            73
    Proceeds from warehouse lines payable ....................................      177,943       497,440
    Repayments of warehouse lines payable ....................................     (187,158)     (486,308)
    Proceeds from notes payable ..............................................           --         5,000
    Payments on notes payable ................................................         (292)         (292)
    Payments on obligations under capital lease ..............................          (78)         (113)
                                                                                  ---------     ---------
                 Net cash (used in) provided by financing activities .........       (9,343)       15,800
                                                                                  ---------     ---------
    Net decrease in cash .....................................................      (11,947)       (3,658)
                                                                                  ---------     ---------
    Cash and cash equivalents at beginning of period .........................       37,748        28,459
                                                                                  ---------     ---------
    Cash and cash equivalents at end of period ...............................      $25,801       $24,801
                                                                                  =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest ...................................................         $819        $2,881
                                                                                  =========     =========

   The accompanying notes are an integral part of these financial statements.

                                  E-LOAN, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   THE COMPANY

E-LOAN, Inc. (the "Company") was incorporated on August 26, 1996 and began marketing its services in June 1997. The Company is a provider of first and second mortgage loans, home equity loans, auto loans, and small business loans and credit card referrals. The Company operates as a single operating segment.

2.   BASIS OF PRESENTATION

INTERIM FINANCIAL INFORMATION (UNAUDITED)

The accompanying financial statements as of March 31, 2000 and 2001 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2000 and 2001. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the expected results for the year ending December 31, 2001.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase and documentary drafts, to be cash equivalents. Cash equivalents are carried at amortized cost, which approximates fair value. In accordance with financial covenants governing a warehouse line payable, the Company must maintain a minimum cash and cash equivalents balance of the higher of $20 million (including Restricted Cash) or the highest amount required by any other lender or agreement. In February 2001, the Company renewed its $200 million warehouse line requiring the restriction of $4.5 million in cash as additional collateral. The following summarizes cash and cash equivalents at December 31, 2000 and March 31, 2001 ($000s):

                                     DECEMBER 31,          MARCH 31,
                                         2000                 2001
                                  ------------------   -----------------

Cash                                        $12,290             $12,418
Commercial paper                              8,524               3,491
Documentary drafts                            7,645               4,392
Restricted cash                                  --               4,500
                                  ------------------   -----------------
                                            $28,459             $24,801
                                  ==================   =================

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

DERIVATIVE INSTRUMENTS

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings. The Company adopted SFAS 133 on January 1, 2001. Adoption of this pronouncement resulted in a transition adjustment of a $0.2 million gain, which was recorded as a component of mortgage revenue. For the three months ended March 31, 2001, the Company recorded $40,000 as a component of mortgage revenue related to recording changes in fair value of derivatives and underlying hedged loans in accordance with SFAS 133. The FASB is currently reviewing certain implementation guidance which could affect the transition adjustment amounts for commitments to originate loans. Hedging activities are further discussed in
Note 9.

NET LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Under the provisions of SFAS No. 128 basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such common equivalent shares are dilutive. Potential dilutive shares outstanding are composed of incremental common shares issuable upon the exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated ($000's except per share amounts):

                                                         Three Months Ended
                                                              March 31,
                                                        2000            2001
                                                   ------------    ------------
     Numerator:
         Net loss ..............................       $(24,781)       $(16,314)
     Denominator:

         Weighted average common shares
           basic and diluted ...................     41,891,336      53,623,303
                                                   ------------    ------------
     Net loss per share:
         Basic and diluted .....................         $(0.59)         $(0.30)
                                                   ------------    ------------

4.       LOANS HELD-FOR-SALE

The inventory of mortgage loans consists primarily of first trust deed mortgages on residential properties located throughout the United States. As of December 31, 2000 and March 31, 2001, the Company had net mortgage loans held-for-sale of $22.7 million and $30.4 million, all of which are on accrual basis. All mortgage loans held-for-sale are pledged as collateral for borrowings at December 31, 2000 and March 31, 2001 (see Note 6).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. As of December 31, 2000 and March 31, 2001, the Company had loans held-for-sale of $4.1 million and $6.3 million, all of which are on accrual basis.

5.   NOTES PAYABLE

On March 31, 2001, the Company obtained $5 million in interim financing through the issuance of promissory notes to two existing stockholders. The borrowings have an interest rate of 8%. As discussed in Note 10, these borrowings were repaid in full plus interest by April 4, 2001.

6.   WAREHOUSE LINES PAYABLE

As of March 31, 2001, the Company had a warehouse line of credit for borrowings of up to $50 million for interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on the commercial paper rate of the lender plus various percentage rates. Borrowings are collateralized by the mortgage loans held-for-sale. The committed line of credit expires on June 30, 2001. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. At December 31, 2000 and March 31, 2001 approximately $17.2 million and $25.7 million was outstanding under this line, respectively. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. The Company was in compliance with these covenants at March 31, 2001.

The Company has an agreement to finance up to $200 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors. Of this amount, $100 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on these borrowings against these funds is based on LIBOR plus various percentage points. The line expires February 23, 2002. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. At December 31, 2000 and March 31, 2001, there were no outstanding amounts under this financial commitment. This agreement includes various financial and non-financial covenants. At March 31, 2001, the Company was in compliance with these covenants.

7.   REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues ($000s):

                                                       Three Months Ended
                                                            March 31,
                                                      2000            2001
                                                  ------------    ------------
     Mortgage revenues .......................          $7,215          $3,139
     Interest income on mortgage
       and home equity loans .................             681           3,027
     Home equity line of credit ..............              --             622
     Auto revenues ...........................           3,145           5,281
     Credit card and other ...................             148             222
                                                  ------------    ------------
     Total revenues ..........................          $7,113         $16,367
                                                  ============    ============

The following table provides the components of other income, net ($000s):

                                                        Three Months Ended
                                                              March 31,
                                                        2000           2001
                                                     ----------     ----------
     Interest on short-term investments .........          $553           $156
     Interest expense on non-warehouse
       facility borrowings ......................           (89)           (74)
     Equity investment gain (loss) ..............           (67)             5
     Other ......................................            (9)            (3)
                                                     ----------     ----------
                                                           $388            $84
                                                     ==========     ==========


8.   OPERATING EXPENSES

The following table provides detail of the Company's operating expenses classified by the following categories ($000s):

                                                        Three Months Ended
                                                             March 31,
                                                        2000           2001
                                                     ----------     ----------
     Compensation and benefits ..................        $5,488         $7,032
     Processing costs ...........................         1,283          1,641
     Advertising and marketing ..................         8,019          4,356
     Professional services ......................         1,251          1,139
     Occupancy costs ............................           829            905
     Computer and interest ......................           246            305
     General and administrative .................         1,036          1,331
     Interest expense on warehouse borrowings ...           729          2,881
     Non-cash marketing costs ...................            --          2,985
     Amortization of unearned compensation ......         3,468            257
     Amortization of goodwill
       and intangible assets ....................         9,933          9,933
                                                     ----------     ----------

     Total Operating Expenses ...................       $32,282        $32,765
                                                     ==========     ==========

9.   COMMITMENTS AND CONTINGENCIES

FINANCIAL INSTRUMENT CONTINGENCIES

E-LOAN originates mortgage and home equity loans and manages the market risk related to these loans through various hedging programs.

LOAN COMMITMENTS AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted SFAS 133, as amended, in accounting for its derivative financial instruments, SFAS 133 requires all derivative instruments to be recorded on the balance sheet at fair value. The Company's interest rate lock commitments and sell forward commitments (mandatory and non-mandatory) are recorded as derivative instruments. The fair value of the interest rate lock commitments and sell forward commitments represents the change in fair value resulting from interest rate movements subsequent to entering into the interest rate lock and sell forward commitments.

Upon receiving a locked commitment from a borrower ("rate lock"), the Company simultaneously enters into either a mandatory sell forward agreement with certain institutional investors or a non-mandatory forward sale agreement with the ultimate investor. At March 31, 2001, the Company was a party to commitments to fund loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. Rate locks with the borrowers are on a best-efforts basis, and borrowers are not obligated to enter into the loan agreement. A rate lock, which does not result in a funded loan, is referred to as fallout. As the Company is exposed to movements in interest rates after entering into rate locks, the Company must estimate fallout if interest rate risk is to be hedged with a mandatory sell forward agreement. At March 31, 2001, the Company had provided locks to originate loans amounting to approximately $88.0 million (the "locked pipeline").

The Company originates mortgage loans and sells them primarily through whole loan sales. The market values of mortgage loans are sensitive to changes in market interest rates. If interest rates rise between the time the Company enters into a rate lock with the borrower, the subsequent funding of the loan and the time the mortgage loans are committed for sale, there may be a decline in the market value of the mortgage loans. To protect against such possible declines, the Company has adopted a hedging strategy.

The Company retains the services of Tuttle Risk Management Services Inc. ("TRMS"), an unaffiliated advisory firm specializing in mortgage loan pipeline management to assist the Company in minimizing the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market. Individual mortgage loan risks are aggregated by note rate, mortgage loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. The Company currently hedges its mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities and non-mandatory forward sales agreements with the ultimate investor. The Company determines which alternative provides the best execution in the secondary market. As a managed account of TRMS, the Company is able to take advantage of Tuttle's reporting services, including pipeline, mark-to-market, commitment and position reporting.

The Company believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in the market value of its fixed-rate mortgage loans held for sale. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

At March 31, 2001, the Company had entered into mandatory sell forward commitments amounting to approximately $43.0 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market during the three months ending
March 31, 2001, the Company did not designate mandatory sell forward commitments as hedges.

At March 31, 2001, the Company had entered into non-mandatory forward loan sale agreements amounting to approximately $52.9 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well-established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date. The Company designates all non-mandatory forward sale agreements as fair value hedges for underlying loans at funding. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to non-mandatory forward sale agreements during the quarter ended March 31, 2001.

FUTURE COMMITMENTS

The Company has future payment commitments for leases and marketing services agreements aggregating $4.9 million, $9.5 million, $14.0 million, $8.2 million, and $0.2 million for the years 2001 through 2005, respectively.

10.  SUBSEQUENT EVENTS

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

On April 4, 2001, the Company repaid in full plus interest the $5 million in interim financing obtained March 31, 2001 from two existing stockholders.

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

AUTO REVENUES

E-LOAN's auto revenues are derived from the origination and sale of self-funded loans and from the brokering of auto loans. Auto brokerage revenues are primarily comprised of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is closed. Self-funded loans are funded using E-LOAN's balance sheet and sold to auto loan purchasers. In April 2001, E-LOAN began funding its auto loans prior to sale with borrowings against an auto line of credit. Self-funded loan revenues also consist of the mark-up to the lending partners loan price or a set origination fee. These revenues are recognized at the time a loan is sold.

GENERAL

In generating revenues, E-LOAN relies on a number of strategic Internet distribution partners to direct a significant number of prospective customers to its website. E-LOAN considers its distribution partnerships with Schwab, Yahoo!, United Mileage Plus (R), Kelley Blue Book and bankrate.com to be the most critical to its ability to generate revenues. Schwab and Yahoo! have made equity investments in E-LOAN.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                          Three Months Ended
                                                               March 31,
                                                          2000          2001
                                                       ----------    ----------
     Revenues ......................................         100%          100%
     Operating expenses:
          Operations ...............................          96%           70%
          Sales and marketing ......................         128%           30%
          Technology ...............................          16%           11%
          General and administrative ...............          25%            9%
          Amortization of non-cash marketing
            costs ..................................           0%           18%
          Amortization of unearned compensation ....          49%            2%
          Amortization of goodwill and
            intangible assets ......................         140%           61%
                                                       ----------    ----------
          Total operating expenses .................         454%          201%
                                                       ----------    ----------
     Loss from operations ..........................        -354%         -101%
          Other income, net ........................           5%            1%
                                                       ----------    ----------
                    Net loss .......................        -349%         -100%
                                                       ==========    ==========

PRO FORMA NET LOSS (SUPPLEMENTAL)

Pro forma net loss for the first quarter of 2001 was $3.1 million, with a pro forma net loss per share of $0.06 on 53.6 million shares. This compares to a pro forma net loss of $11.4 million in the first quarter of 2000, with a pro forma net loss per share of $0.27 on 41.9 million shares. Pro forma results exclude the effects of non-cash charges related to a compensation charge associated with the Company's stock option plan, amortization of goodwill on the acquisition of Electronic Vehicle Remarketing, Inc., and amortization of non-cash marketing costs related to the issuance of warrants to purchase the Company's common stock. These pro forma results are provided as supplemental information, which are non-GAAP measures of performance.

REVENUES

Revenues increased to $16.4 million for the three months ended March 31, 2001 from $7.1 million for the three months ended March 31, 2000. A significant portion of this increase resulted from growth in the number of mortgage, home equity and auto loans closed and sold. Mortgage revenues in the three months ended March 31, 2001 benefited from an increase in refinance loans due to falling interest rates as compared to the three months ended March 31, 2000. Revenue in the three months ended March 31, 2001 also benefited from the first full quarter of home equity revenue, which E-LOAN began funding in the fourth quarter of 2000.

OPERATING EXPENSES

TOTAL OPERATING EXPENSES. Total operating expenses increased $0.5 million to $32.8 million for the three months ended March 31, 2001 from $32.3 million for the three months ended March 31, 2000. The increase was primarily due to an increase in amortization of non-cash marketing costs related to the issuance of warrants to purchase the Company's stock, processing costs due to increased volumes, and increased interest expense on warehouse borrowings, offset by a decrease in advertising costs.

OPERATIONS. Operations expense is comprised of both fixed and variable expenses, including employee compensation and expenses associated with the production and sale of loans and interest expense paid by E-LOAN under the warehouse facilities it uses to fund mortgage loans held for sale. Operations expense increased to

$11.5 million for the three months ended March 31, 2001 from $6.8 million for the three months ended March 31, 2000. Operations expense decreased as a percentage of revenue from 96% to 70% for the three months ended March 31, 2000 and 2001, respectively. The increase in absolute dollars is primarily due to greater loan volume and interest expense related to a higher percentage of self-funded loans. E-LOAN expects operations expenses to trend lower as a percentage of revenues going forward as it further streamlines the loan process and leverages its fixed costs over growing loan volume.

SALES AND MARKETING. Sales and marketing expense is primarily comprised of expenses (excluding non-cash marketing costs) related to advertising, promotion and distribution partnerships and employee compensation and other expenses related to personnel. Sales and marketing expense decreased to $4.8 million for the three months ended March 31, 2001 from $9.1 million for the three months ended March 31, 2000. Sales and marketing expense decreased as a percentage of revenue from 128% to 30% for the three months ended March 31, 2000 and 2001, respectively. Sales and marketing expenses are expected to stay relatively constant in absolute dollars in the upcoming quarters.

TECHNOLOGY. Technology expense includes employee compensation, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense increased to $1.8 million for the three months ended March 31, 2001 from $1.1 million for the three months ended
March 31, 2000. Technology expense decreased as a percentage of revenue from 16% to 11% for the three months ended March 31, 2000 and 2001, respectively. The increase in absolute dollars was primarily the result of the growth in engineering and management information systems personnel to support the expansion of online operations. Technology expenses are expected to stay relatively constant in absolute dollars in the upcoming quarters.

GENERAL AND ADMINISTRATIVE. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense decreased to $1.5 million for the three months ended March 31, 2001 from $1.8 million for the three months ended March 31, 2000. General and administrative expense decreased as a percentage of revenue from 25% to 9% for the three months ended March 31, 2000 and 2001, respectively. General and administrative expenses are expected to stay relatively constant in the upcoming quarters.

NON-CASH MARKETING COSTS. In connection with a strategic marketing agreement signed in July 2000, E-LOAN issued two warrants to purchase a total of 13.1 million shares of common stock. The first warrant to purchase 6.5 million shares of common stock has a three year term and is exercisable at $3.75 per share. The second warrant to purchase 6.6 million shares of common stock has a three and a quarter year term and is exercisable at $15.00 per share. The fair value of the warrants, as determined at the date of grant using the Black-Scholes option pricing model was $12.5 million and was recorded as a contra-equity account called marketing services receivable. The marketing services receivable is being amortized on a straight-line basis over a one-year term. For the three months ended March 31, 2001, E-LOAN incurred a $3.0 million non-cash charge related to the amortization of the marketing services receivable.

AMORTIZATION OF UNEARNED COMPENSATION. Amortization of unearned compensation decreased from $3.5 million for the three months ended March 31, 2000 to $0.3 million for the three months ended March 31, 2001. The amortization of the unearned compensation charge will continue through the first quarter of 2003 on an accelerated basis with adjustments for cancellation of options related to employee turnover.

AMORTIZATION OF GOODWILL. Amortization of goodwill was $9.9 million for the three months ended March 31, 2000 and 2001. E-LOAN is amortizing the goodwill and acquired intangible assets related to the acquisition of Electronic Vehicle Remarketing, Inc. on September 17, 1999, on a straight-line basis over two years.

OTHER INCOME, NET. Other income, net, decreased from $0.4 million for the three months ended March 31, 2000 to $84,000 for the three months ended March 31, 2001. The decrease is primarily attributable to the decrease of interest income on investments.

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

Net cash used in operating activities was ($1.1) million and ($18.8) million for the three months ended March 31, 2000 and 2001, respectively. Net cash used in operating activities during the three months ended March 31, 2001 increased primarily due to an increase in loans held for sale and other assets, offset by a lower net loss. Net cash used in operating activities during the three months ended March 31, 2000, was primarily due to an increase in net losses and loans held for sale.

Net cash used in investing activities was ($1.5) million and ($0.7) million for the three months ended March 31, 2000 and 2001, respectively. Net cash used in investing activities during these periods was primarily for the purchase of software, furniture, equipment and leasehold improvements.

Net cash (used) provided by financing activities was ($9.3) million and $15.8 million for the three months ended March 31, 2000 and 2001, respectively. Net cash (used) provided by financing activities in these periods was primarily from (repayments on) proceeds from borrowings under E-LOAN's warehouse lines of credit and other credit facilities.

As of December 31, 2000 and March 31, 2001, the Company had a warehouse line of credit for borrowings of up to $50 million for the interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on the commercial paper rate of the lender plus various percentage rates. Borrowings are collateralized by the mortgage loans held-for-sale. The committed line of credit expires on June 30, 2001. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires E-LOAN to comply with various financial and non-financial covenants. In particular, E-LOAN must maintain a minimum unrestricted cash balance of $15 million in addition to the requirement that E-LOAN maintain at least one other warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding at the time of termination. E-LOAN was in compliance with these covenants during the year ended and at December 31, 2000 and March 31, 2001.

The Company has an agreement to finance up to $200 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors. Of this amount, $100 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. The line expires February 23, 2002. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of the higher of $20 million (including Restricted Cash) or the highest amount required by any other lender or agreement. In February 2001, the Company renewed its $200 million warehouse line requiring the restriction of $4.5 million in cash as additional collateral. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $50 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding at the time of termination. The Company was not in compliance with certain of these covenants during the year ended December 31, 2000 and subsequently obtained a waiver from the lender. E-LOAN was in compliance with these covenants at December 31, 2000 and March 31, 2001.

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

On March 31, 2001, the Company obtained $5 million in interim financing through the issuance of promissory notes to two existing stockholders. The borrowings had an interest rate of 8%. These borrowings were repaid in full plus interest by April 4, 2001. In addition, on April 2, 2001, the Company entered into a loan agreement with an officer and stockholder of the Company that provides the Company with the ability to draw funds up to an aggregate of

$7.5 million upon demand. The borrowings have an interest rate of the lower of 12% or the maximum legal rate allowed. Any amounts outstanding under this agreement are due and payable no earlier than January 5, 2002.

E-LOAN believes that its existing cash and cash equivalents as of March 31, 2001 and subsequent lines of credit obtained through April 2, 2001, will be sufficient to fund its operating activities, capital expenditures and other obligations through the remainder of the year.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $24.8 million and $16.3 million for the three months ended March 31, 2000 and 2001, respectively. As of March 31, 2001, our accumulated deficit was $193.6 million. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to achieve and maintain profitability. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

OUR ABILITY TO ENGAGE IN PROFITABLE SECONDARY SALES OF LOANS MAY ALSO BE ADVERSELY AFFECTED BY INCREASES IN INTEREST RATES

The mortgage loan purchase commitments we obtain are contingent upon our delivery of the relevant loans to the purchasers within specified periods. To the extent that we are unable to deliver the loans within the specified periods and interest rates increase during those periods, we may experience no gain or even a loss on the sale of these loans. In addition, any increase in interest rates will increase the cost of maintaining our warehouse and repurchase lines of credit on which we depend to fund the loans we originate. We have recently implemented a hedging program to manage the risk of loss due to fluctuations in interest rates, but our hedging efforts may not be successful, and no hedging strategy can completely eliminate interest rate risk. A sharp decrease in interest rates over a short period may cause customers who have interest rates on mortgages committed through us to either delay closing their loans or refinance with another lender. If this occurs in significant numbers, it may have an adverse effect on our business or quarterly results of operations.

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

WE HAVE RECENTLY EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS, AND IF WE ARE UNABLE TO MANAGE THIS GROWTH, OUR BUSINESS WILL BE ADVERSELY AFFECTED

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At March 31, 2000 and 2001, we had 364 and 387 full-time employees, respectively.

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

THE LOSS OF ONE OR MORE OF OUR SIGNIFICANT DISTRIBUTION PARTNERS WOULD ADVERSELY AFFECT OUR BUSINESS

We rely on Internet distribution partners to direct a significant number of prospective customers to our website. If we lose any of our significant distribution partners, we will likely fail to meet our growth objectives, both in terms of additional borrowers and increased brand awareness. In the aggregate, approximately 40% and 60% of our mortgage and auto loan applications, respectively, were derived from the websites of our distribution partners during the three months ended March 31, 2001. Our agreements with our distribution partners are typically short-term, from one to four years in length, and most can be terminated for any reason upon 30 to 60 days prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If any of these agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business would be adversely affected.

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

THE LOSS OF OUR RELATIONSHIP WITH ANY OF OUR SIGNIFICANT PROVIDERS OF AUTOMATED UNDERWRITING WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

We depend on automated underwriting and other services offered by government sponsored and other mortgage investors, including Fannie Mae and Freddie Mac ("Agencies"), to help ensure that our mortgage services can be offered efficiently and on a timely basis. We currently have an agreement with the Agencies that authorizes our use of their automated underwriting services and enables us to sell qualified first mortgages to these Agencies. We cannot assure you that we will remain in good standing with the Agencies or that the Agencies will not terminate our relationship. We expect to continue to process a significant portion of our conforming mortgage loans using the Agencies' systems until we are able to obtain automated underwriting services from other providers. Our agreement with the Agencies can be terminated by either party. We utilize an automated underwriting system provided by ZOOT(TM) for our home equity loan business. The termination of our agreements with the Agencies or ZOOT(TM) would adversely affect our business by reducing our ability to streamline the mortgage origination process.

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

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS OR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE EFFECT ON OUR BUSINESS

Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly co-founder Chris Larsen, Chief Executive Officer and Chairman of the Board of Directors, as well as Joseph Kennedy, President and Chief Operating Officer. The loss of the services of Mr. Larsen and Mr. Kennedy or other key employees, would also likely have an adverse effect on our business, results of operations and financial condition. We have not entered into employment agreements with any of our executives, except Mr. Kennedy, and we do not maintain "key person" life insurance for any of our personnel.

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000 for descriptions of legal proceedings.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities.

On February 22, 2001, the Company amended its Master Loan and Security Agreement with Greenwich Capital, whereby the parties agreed to extend the termination date of the agreement and make certain other modifications. In consideration for the amendment of the Master Loan and Security Agreement, the Company issued to Greenwich Capital a Stock Purchase Warrant ("Warrant") dated February 23, 2001. The Warrant entitles Greenwich Capital to subscribe for and purchase 300,000 shares of the Company's common stock at a price per share of $1.55 at any time prior to five years from the date of issuance. The Warrant was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the issuance did not constitute a public offering of securities. The 300,000 shares of common stock underlying the Warrant were subsequently registered by the Company pursuant to an effective registration statement on Form S-3 filed on April 12, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.1 Amendment to Auto Loan Purchase and Sale Agreement with AmeriCredit Financial Services, Inc. dated January 1, 2001*

         10.2 Third Amendment to Marketing Agreement with Charles Schwab and Co., Inc. dated January 1, 2001*

         10.3 Systems and Marketing Agreement with H&R Block Mortgage Corporation dated January 1, 2001*

         10.4 Eighth Modification Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated January 2, 2001

         10.5 Third Amendment to Underwriting Services Agreement with PMI Mortgage Services Co. dated January 10, 2001

         10.6 Amendment to Auto Loan Purchase and Sale Agreement with TranSouth Financial Corporation dated January 10, 2001*

         10.7 Amendment to June 22, 2000 Engagement Letter with PricewaterhouseCoopers LLP dated February 12, 2001

         10.8 Engagement Letter with PricewaterhouseCoopers LLP dated February 12, 2001

         10.9 Ninth Modification Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated February 14, 2001

         10.10 Seller Contract with Greenpoint Mortgage Funding, Inc. dated February 21, 2001

         10.11 Amendment to Auto Loan Purchase and Sale Agreement with TranSouth Financial Corporation dated February 27, 2001

         10.12 First Amendment to Auto Loan Purchase and Sale Agreement with Wells Fargo Bank, N.A. - Auto Finance Group dated January 23, 2001

         10.13 Third Amended and Restated Note to Cooper River Funding Inc. dated March 1, 2001

         10.14 Tenth Modification Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated March 1, 2001

         10.15 Shareholders Agreement with Softbank Finance Corporation, InsWeb Corporation, and Marsh & McLennan Risk Capital Holdings, Ltd. dated March 28, 2001

         10.16 Amendment #2 to License Agreement with Yahoo! Inc. dated October 28, 1999

         10.17 Amendment #3 to License Agreement with Yahoo! Inc. dated May 24, 2000

         10.18 Amendment #4 to License Agreement with Yahoo! Inc. dated July 31, 2000

         10.19 Amendment to Underwriting Services Agreement with PMI Mortgage Services Co. dated July 31, 1998

         10.20 Second Amendment to Underwriting Services Agreement with PMI Mortgage Services Co. dated May 3, 1999

         10.21 First Amendment to Lease with Creekside South Trust dated September 11,1998

* Confidential treatment requested

(b)      Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended March 31, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        E-LOAN, Inc.


Date: May 14, 2001
                                        /s/ -----------------------------------
                                        Matt Roberts
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)