Form 10-Q/A
period 2001-03-31
E LOAN INC
filed 2001-05-25
CIK 1082337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       ON
                                   FORM 10-Q/A

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

              5875 ARNOLD ROAD, SUITE 100, DUBLIN CALIFORNIA 94568 (Address of principal executive offices) (Zip Code)

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

                                EXPLANATORY NOTE

     The Company is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2001 to amend the Company's Financial Statements under Part I,
Item 1. This amendment reflects a correction of transposed numbers under (i) the line item entitled "accounts payable, accrued liabilities, and other payables" in the Statements of Cash Flows, and (ii) the line item entitled "mortgage revenues" in Note 7 to the Financial Statements.


--------------------------------------------------------------------------------


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

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

Signature

Index to Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  E-LOAN, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       December 31,   March 31,
                                                          2000           2001
                                                                     (UNAUDITED)
                                                        ---------     ---------

                       ASSETS
Current assets:
  Cash and cash equivalents (includes $0 and
    $4,500 of restricted cash) .....................    $  28,459     $  24,801
  Loans held-for-sale ..............................       22,745        36,768
  Accounts receivable, prepaids and other
    current assets .................................       10,360        12,506
                                                        ---------     ---------
    Total current assets ...........................       61,564        74,075
Fixed assets, net ..................................        8,025         7,766
Deposits and other assets ..........................        2,010         2,023
Goodwill and intangible assets .....................       28,144        18,211
                                                        ---------     ---------
    Total assets ...................................    $  99,743     $ 102,075
                                                        =========     =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Warehouse lines payable ..........................    $  17,678     $  28,810
  Accounts payable, accrued expenses and other
    current liabilities ............................       11,928        11,233
  Capital lease obligation .........................          396           359
  Notes payable ....................................        1,167         6,167
                                                        ---------     ---------
    Total current liabilities ......................       31,169        46,569
Capital lease obligations ..........................          213           137
Notes payable ......................................          875           583
                                                        ---------     ---------
    Total liabilities ..............................       32,257        47,289
                                                        ---------     ---------

COMMITMENTS AND CONTINGENCIES (Note 9):

Stockholders' equity:

Common stock, 150,000,000 $0.001 shares
  authorized, 53,449,236 and 53,661,178
  shares issued and outstanding at
  December 31, 2000 and March 31, 2001 .............           53            54
Less: subscription receivable ......................           (4)           (4)
Marketing services receivable ......................       (5,970)       (2,985)
Unearned compensation ..............................       (8,625)       (6,673)
Additional paid-in-capital .........................      259,366       258,042
Accumulated deficit ................................     (177,334)     (193,648)
                                                        ---------     ---------
    Total stockholders' equity .....................       67,486        54,786
                                                        ---------     ---------
    Total liabilities and stockholders' equity .....    $  99,743     $ 102,075
                                                        =========     =========

The accompanying notes are an integral part of these financial statements.

                                  E-LOAN, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                           2000          2001
                                                        ---------     ---------

Revenues ...........................................    $   7,113     $  16,367
Less: subscription receivable
Operating expenses:
  Operations .......................................        6,836        11,488
  Sales & Marketing ................................        9,134         4,831
  Technology .......................................        1,122         1,783
  General & Administration .........................        1,789         1,488
  Non cash marketing costs .........................           --         2,985
  Amortization of unearned compensation ............        3,468           257
  Amortization of goodwill and intangible assets ...        9,933         9,933
                                                        ---------     ---------
    Total operating expenses .......................       32,282        32,765
                                                        ---------     ---------
  Loss from operations .............................      (25,169)      (16,398)
                                                        ---------     ---------
Other income, net ..................................          388            84
                                                        ---------     ---------
Net loss ...........................................    $ (24,781)    $ (16,314)
                                                        =========     =========
Net loss per share:
   Basic and diluted ...............................    ($   0.59)    ($   0.30)
                                                        =========     =========
Weighted average shares-
   Basic and diluted ...............................       41,891        53,623
                                                        =========     =========


    The accompanying notes are an integral part of these financial statements.

                                  E-LOAN, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                           2000          2001
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................  $ (24,781)    $ (16,314)
  Adjustments to reconcile net loss to
    cash used in operating activities:
    Amortization of unearned compensation ............      3,468           257
    Amortization of goodwill and intangible assets ...      9,933         9,933
    Amortization of non-cash marketing costs .........         --         2,985
    Depreciation .....................................        420           954
    Changes in operating assets and liabilities:
      Loans held for sale ............................     10,532       (14,022)
      Accounts receivable, prepaids, deposits
        and other assets .............................      1,152        (1,861)
      Accounts payable, accrued liabilities,
        and other payables ...........................     (1,828)         (695)
                                                        ---------     ---------
        Net cash used in operating activities ........     (1,104)      (18,763)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment ................     (1,500)         (695)
                                                        ---------     ---------
        Net cash used in investing activities ........     (1,500)         (695)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net ........        242            73
  Proceeds from warehouse lines payable ..............    177,943       497,440
  Repayments of warehouse lines payable ..............   (187,158)     (486,308)
  Proceeds from notes payable ........................         --         5,000
  Payments on notes payable ..........................       (292)         (292)
  Payments on obligations under capital lease ........        (78)         (113)
                                                        ---------     ---------
        Net cash (used in) provided by
          financing activities .......................     (9,343)       15,800
                                                        ---------     ---------
  Net decrease in cash ...............................    (11,947)       (3,658)
                                                        ---------     ---------
  Cash and cash equivalents at beginning of period ...     37,748        28,459
                                                        ---------     ---------
  Cash and cash equivalents at end of period .........  $  25,801     $  24,801
                                                        =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest ...........................    $     819     $   2,881
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

                                    DECEMBER 31,           MARCH 31,
                                       2000                  2001
                                   ------------          ------------

         Cash                           $12,290               $12,418
         Commercial paper                 8,524                 3,491
         Documentary drafts               7,645                 4,392
         Restricted cash                     --                 4,500
                                   ------------          ------------
                                        $28,459               $24,801
                                   ------------          ------------

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated ($000's except per share amounts):

                                                       Three Months Ended
                                                            March 31,
                                                        2000         2001
                                                     ---------    ---------
Numerator:
  Net loss                                           $ (24,781)   $ (16,314)
Denominator:

  Weighted average common shares basic and diluted   41,891,336   53,623,303
                                                     ---------    ---------
Net loss per share:
  Basic and diluted                                  $   (0.59)   $   (0.30)
                                                     ---------    ---------

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

7.   REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues ($000s):

                                                           Three Months Ended
                                                                March 31,
                                                           2000          2001
                                                        ---------     ---------
Mortgage revenues                                       $   3,139     $   7,215
Interest income on mortgage and home equity loans             681         3,027
Home equity line of credit                                     --           622
Auto revenues                                               3,145         5,281
Credit card and other                                         148           222
                                                        ---------     ---------
Total revenues                                          $   7,113     $  16,367
                                                        =========     =========

The following table provides the components of other income, net ($000s):

                                                           Three Months Ended
                                                                March 31,
                                                           2000          2001
                                                        ---------     ---------
Interest on short-term investments                      $     553     $     156
Interest expense on non-warehouse facility borrowings         (89)          (74)
Equity investment gain (loss)                                 (67)            5
Other                                                          (9)           (3)
                                                        ---------     ---------
                                                        $     388     $      84
                                                        =========     =========


8.   OPERATING EXPENSES

The following table provides detail of the Company's operating expenses classified by the following categories ($000s):

                                                           Three Months Ended
                                                                March 31,
                                                           2000          2001
                                                        ---------     ---------
Compensation and benefits                               $   5,488     $   7,032
Processing costs                                            1,283         1,641
Advertising and marketing                                   8,019         4,356
Professional services                                       1,251         1,139
Occupancy costs                                               829           905
Computer and interest                                         246           305
General and administrative                                  1,036         1,331
Interest expense on warehouse borrowings                      729         2,881
Non-cash marketing costs                                       --         2,985
Amortization of unearned compensation                       3,468           257
Amortization of goodwill and intangible assets              9,933         9,933
                                                        ---------     ---------

Total Operating Expenses                                $  32,282     $  32,765
                                                        =========     =========

9.   COMMITMENTS AND CONTINGENCIES

FINANCIAL INSTRUMENT CONTINGENCIES

E-LOAN originates mortgage and home equity loans and manages the market risk related to these loans through various hedging programs.

LOAN COMMITMENTS AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted SFAS 133, as amended, in accounting for its derivative financial instruments, SFAS 133 requires all derivative instruments to be recorded on the balance sheet at fair value. The Company's interest rate lock commitments and sell forward commitments (mandatory and non-mandatory) are recorded as derivative instruments. The fair value of the interest rate lock commitments and sell forward commitments represents the change in fair value resulting from interest rate subsequent to entering into the interest rate lock and sell forward commitments.

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

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.1(1)(2)   Amendment to Auto Loan Purchase and Sale Agreement with
                      AmeriCredit Financial Services, Inc. dated January 1, 2001

         10.2(1)(2)   Third Amendment to Marketing Agreement with Charles Schwab and Co., Inc. dated January 1, 2001

         10.3(1)(2)   Systems and Marketing Agreement with H&R Block Mortgage
                      Corporation dated January 1, 2001

         10.4(1) Eighth Modification Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated January 2, 2001

         10.5(1) Third Amendment to Underwriting Services Agreement with PMI Mortgage Services Co. dated January 10, 2001

         10.6(1)(2)   Amendment to Auto Loan Purchase and Sale Agreement with
                      TranSouth Financial Corporation dated January 10, 2001

         10.7(1) Amendment to June 22, 2000 Engagement Letter with PricewaterhouseCoopers LLP dated February 12, 2001

         10.8(1) Engagement Letter with PricewaterhouseCoopers LLP dated February 12, 2001

         10.9(1) Ninth Modification Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated February 14, 2001

         10.10(1) Seller Contract with Greenpoint Mortgage Funding, Inc. dated February 21, 2001

         10.11(1) Amendment to Auto Loan Purchase and Sale Agreement with TranSouth Financial Corporation dated February 27, 2001

         10.12(1) First Amendment to Auto Loan Purchase and Sale Agreement with Wells Fargo Bank, N.A. - Auto Finance Group dated January 23, 2001

         10.13(1) Third Amended and Restated Note to Cooper River Funding Inc. dated March 1, 2001

         10.14(1) Tenth Modification Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated March 1, 2001

         10.15(1) Shareholders Agreement with Softbank Finance Corporation, InsWeb Corporation, and Marsh & McLennan Risk Capital Holdings, Ltd. dated March 28, 2001

         10.16(1) Amendment #2 to License Agreement with Yahoo! Inc. dated October 28, 1999

         10.17(1) Amendment #3 to License Agreement with Yahoo! Inc. dated May 24, 2000

         10.18(1) Amendment #4 to License Agreement with Yahoo! Inc. dated July 31, 2000

         10.19(1) Amendment to Underwriting Services Agreement with PMI Mortgage Services Co. dated July 31, 1998

         10.20(1) Second Amendment to Underwriting Services Agreement with PMI Mortgage Services Co. dated May 3, 1999

         10.21(1) First Amendment to Lease with Creekside South Trust dated September 11,1998


         (1) Previously filed on May 14, 2001 with the Company's Report on Form 10-Q (File No. 000-25621)

         (2)  Confidential treatment requested

(b)      Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended March 31, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       E-LOAN, Inc.


Date: May 25, 2001                     /s/  Matthew Roberts
                                       -----------------------------------------
                                            Matthew Roberts
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)