Form 10-Q
period 2001-06-30
E LOAN INC
filed 2001-08-14
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of August 8, 2001, 53,829,450 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

E-LOAN, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2001
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (unaudited):

Balance Sheets as of December 31, 2000 and June 30, 2001	**

Statements of Operations for the three and six months ended June 30, 2000 and 2001	**

Statements of Cash Flows for the six months ended June 30, 2000 and 2001	**

Notes to Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
BALANCE SHEETS
(In thousands)

                                                       December 31,  June 30,
                                                         2000         2001
                                                      -----------  -----------
                                                                   (unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents (includes $0 and
    $4,500 of restricted cash) ..................... $    28,459  $    23,749
  Loans held-for-sale ..............................      22,745       24,783
  Accounts receivable, prepaids and other
    current assets .................................      10,360        9,618
                                                      -----------  -----------
     Total current assets ..........................      61,564       58,150
Fixed assets, net ..................................       8,025        7,227
Deposits and other assets ..........................       2,010        2,086
Goodwill and intangible assets .....................      28,144        8,278
                                                      -----------  -----------
     Total assets .................................. $    99,743  $    75,741
                                                      ===========  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Warehouse and other lines payable ................ $    17,678  $    21,593
  Accounts payable, accrued expenses and other
    current liabilities ............................      11,928        8,890
  Capital lease obligation .........................         396          402
  Notes payable ....................................       1,167        2,000
                                                      -----------  -----------
     Total current liabilities .....................      31,169       32,885
Capital lease obligations ..........................         213           27
Notes payable ......................................         875          --
                                                      -----------  -----------
     Total liabilities .............................      32,257       32,912
                                                      -----------  -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders' equity:
Common stock, 150,000,000 $0.001 shares
  authorized, 53,449,236 and 53,828,450
  shares issued and outstanding at
  December 31, 2000 and June 30, 2001 ..............          53           54
Less: subscription receivable ......................          (4)          (4)
Marketing services receivable.......................      (5,970)         --
Unearned compensation ..............................      (8,625)      (5,574)
Additional paid in capital .........................     259,366      258,121
Accumulated deficit ................................    (177,334)    (209,768)
                                                      -----------  -----------
     Total stockholders' equity.....................      67,486       42,829
                                                      -----------  -----------
     Total liabilities and stockholders' equity..... $    99,743  $    75,741
                                                      ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(Unaudited)

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     --------------------  ---------------------
                                        2000       2001       2000       2001
                                     ---------  ---------  ---------  ----------
Revenues .......................... $   8,483  $  15,207  $  15,597  $   31,573

Operating expenses:
  Operations ......................     7,170     10,693     14,006      22,181
  Sales and marketing .............     7,596      3,978     16,730       8,809
  Technology ......................     1,707      1,680      2,829       3,463
  General and administrative ......     1,953      1,276      3,742       2,763
  Amortization of non-cash
      marketing costs .............       519      2,985        519       5,970
  Amortization of unearned
      compensation ................     2,918      1,020      6,386       1,278
  Amortization of goodwill and
      intangible assets ...........     9,933      9,933     19,867      19,867
                                     ---------  ---------  ---------  ----------
   Total operating expenses .......    31,796     31,565     64,079      64,331
                                     ---------  ---------  ---------  ----------
Loss from operations ..............   (23,313)   (16,358)   (48,482)    (32,758)
Other income, net .................       201        238        589         321
                                     ---------  ---------  ---------  ----------
Net loss .......................... $ (23,112) $ (16,120) $ (47,893) $  (32,437)
                                     =========  =========  =========  ==========

Net loss per share:
   Basic and diluted .............. $   (0.53) $   (0.30) $   (1.12) $    (0.60)
                                     =========  =========  =========  ==========
Weighed-average shares -
   Basic and diluted ..............    43,933     53,781     42,907      53,703
                                     =========  =========  =========  ==========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                              Six Months Ended
                                                                  June 30,
                                                           ------------------------
                                                              2000         2001
                                                           -----------  -----------
Cash flows from operating activities:
    Net loss ............................................ $   (47,893) $   (32,437)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization of unearned compensation .............       6,386        1,278
      Amortization of goodwill and intangible assets.....      19,867       19,867
      Amortization of non-cash marketing costs...........         519        5,970
      Depreciation ......................................         967        1,925
      Changes in operating assets and liabilities:
         Loans held-for-sale ............................      21,631       (2,038)
         Accounts receivable, prepaids, deposits
           and other assets .............................      (3,613)         962
         Accounts payable, accrued expenses and other
            payables.....................................         603       (3,034)
                                                           -----------  -----------
            Net cash used in operating activities .......      (1,533)      (7,507)
                                                           -----------  -----------
Cash flows from investing activities:
    Purchase of furniture and equipment .................      (3,772)      (1,210)
    Disposal of furniture and equipment .................         --            83
                                                           -----------  -----------
            Net cash used in investing activities .......      (3,772)      (1,127)
                                                           -----------  -----------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net .........         810          229
    Proceeds from private placement, net of offering
       costs.............................................      39,205          --
    Proceeds from warehouse lines payable ...............     411,627    1,285,387
    Repayments of warehouse lines payable ...............    (432,531)  (1,281,471)
    Proceeds from notes payable .........................         --         7,000
    Repayments of notes payable .........................        (584)      (7,060)
    Proceeds from obligations under capital lease .......         --           107
    Payments on obligations under capital lease .........        (156)        (268)
                                                           -----------  -----------
            Net cash provided by
              financing activities ......................      18,371        3,924
                                                           -----------  -----------
Net increase (decrease) in cash .........................      13,066       (4,710)
Cash and cash equivalents at beginning of period ........      37,748       28,459
                                                           -----------  -----------
Cash and cash equivalents at end of period ..............      50,814       23,749
                                                           ===========  ===========
Supplemental cash flow information:
    Cash paid for interest .............................. $     1,978  $     5,554
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

2. BASIS OF PRESENTATION

Interim Financial Information (unaudited)

The accompanying financial statements as of June 30, 2000 and 2001 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 2000 and 2001. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 2000. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the expected results for the year ending December 31, 2001.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase and documentary drafts, to be cash equivalents. Cash equivalents are carried at amortized cost, which approximates fair value. In accordance with financial covenants governing a warehouse line payable, the Company must maintain a minimum cash and cash equivalents balance of the higher of $20 million (including Restricted Cash, excluding Documentary Drafts) or the highest amount required by any other lender or agreement. In February 2001, the Company renewed its $200 million warehouse line requiring the restriction of $4.5 million in cash as additional collateral. The following summarizes cash and cash equivalents at December 31, 2000 and June 30, 2001 ($000s):

                                       December 31,    June 30,
                                           2000          2001
                                       ------------  ------------
Cash................................. $     12,290  $     17,122
Commercial paper.....................        8,524           --
Documentary drafts...................        7,645         2,127
Restricted cash......................          --          4,500
                                       ------------  ------------
                                      $     28,459  $     23,749
                                       ============  ============

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

Documentary drafts consist of cash allocated to satisfy documentary drafts presented by borrowers before the required supporting documents are received by the Company to complete the loan. If the required documentation is not provided as agreed to by the borrower and auto dealer, then the allocation of cash is reversed and the cash balance is restored. The Company's documentary draft process allows for at least two business days to process the required supporting documentation prior to determining whether to reverse or honor the original presentment by the auto dealer. All documentary drafts are pledged as collateral for borrowings under the auto line of credit at June 30, 2001 (see Note 6).

Derivative Instruments

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings. The Company adopted SFAS 133 on January 1, 2001. Adoption of this pronouncement resulted in a transition adjustment of a $0.2 million gain, which was recorded as a component of mortgage revenue. For the three and six months ended June 30, 2001, the Company recorded $(0.2) million as a component of mortgage revenue related to recording changes in fair value of derivatives and underlying hedged loans in accordance with SFAS 133. The FASB is in the process of reviewing certain implementation guidance which could affect the transition adjustment amounts for commitments to originate loans.

Software Development Costs

The Company expenses computer software costs as they are incurred in the preliminary project stage in accordance with SOP 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are generally amortized over one to three years on a straight-line basis. For the six months ended June 30, 2001, the Company had capitalized approximately $0.6 million in software development costs.

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

Recent Accounting Pronouncements

During the three months ended June 30, 2001 the Financial Accounting Standards Board issued Financial Accounting Statements 141 and 142, Business Combinations and Goodwill and Other Intangible Assets, respectively. The provisions of FAS 141 and FAS 142 are effective for business combinations effective June 30, 2001 onwards and fiscal years commencing December 15, 2001, respectively. FAS 142 can be adopted early for companies with fiscal years beginning after March 15, 2001 provided their first quarter financial statements have not been previously issued. The Company does not expect adoption of either of these statements to have any impact on its financial results.

4. LOANS HELD-FOR-SALE

The inventory of mortgage loans consists primarily of first and second trust deed mortgages on residential properties located throughout the United States. As of December 31, 2000 and June 30, 2001, the Company had net mortgage loans held-for-sale of $18.6 million and $21.4 million, all of which are on an accrual basis. All mortgage loans held-for-sale are pledged as collateral for borrowings at December 31, 2000 and June 30, 2001 (see Note 6).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. As of December 31, 2000 and June 30, 2001, the Company had loans held-for-sale of $4.1 million and $3.4 million, all of which are on an accrual basis. All of the auto loans held-for-sale are pledged as collateral for borrowings at June 30, 2001 (see Note 6).

5. NOTES PAYABLE

On April 2, 2001, the Company entered into a loan agreement with an officer and stockholder of the Company that provides the Company with the ability to draw funds up to an aggregate of $7.5 million upon demand, expiring January 5, 2002. The borrowings have an interest rate of the lower of 12% or the maximum legal rate allowed. Any amounts outstanding under this agreement are due and payable no earlier than expiration of the agreement. At June 30, 2001, $2.0 million was outstanding under this agreement. In connection with the issuance of a convertible note, the aggregate amount of funds available under this loan agreement was reduced to $2.5 million on July 12, 2001 (see Note 10).

6. WAREHOUSE AND OTHER LINES PAYABLE

As of June 30, 2001, the Company had a warehouse line of credit for borrowings of up to $50 million for interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on the commercial paper rate of the lender plus various percentage rates. Borrowings are collateralized by the mortgage loans held-for-sale. The committed line of credit expires on September 30, 2001. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. At June 30, 2000 and 2001 approximately $9.5 million and $15.7 million was outstanding under this line, respectively. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. The Company was in compliance with these covenants at June 30, 2001.

The Company has an agreement to finance up to $200 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors. Of this amount, $100 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on these borrowings against these funds is based on LIBOR plus various percentage points. The line expires February 23, 2002. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. At June 30, 2000 and 2001, there were no outstanding amounts under this financial commitment. This agreement includes various financial and non-financial covenants. At June 30, 2001, the Company was in compliance with these covenants.

On April 2, 2001, the Company entered into an agreement for a $25 million line of credit for the interim financing of auto loans. The interest rate charged on this line is based on LIBOR plus 2.5%. The committed line expires on April 1, 2002. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. At June 30, 2001, approximately $2.5 million was outstanding under this line. This line includes various financial and non-financial covenants. These covenants are no more restrictive than those on the Company's existing credit facilities. At June 30, 2001, the Company was in compliance with these covenants.

7. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues ($000s):

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     --------------------  ---------------------
                                        2000       2001       2000       2001
                                     ---------  ---------  ---------  ----------
Mortgage revenues.................. $   4,190  $   8,772  $   7,329  $   15,986
Interest income on mortgage
   and home equity loans...........     1,123      3,008      1,804       6,035
Home equity line of credit.........       --         970        --        1,592
Auto revenues......................     2,962      2,095      6,107       7,376
Credit card and other..............       208        362        357         584
                                     ---------  ---------  ---------  ----------
Total revenues..................... $   8,483  $  15,207  $  15,597  $   31,573
                                     =========  =========  =========  ==========

The following table provides the components of other income, net ($000s):

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     --------------------  ---------------------
                                        2000       2001       2000       2001
                                     ---------  ---------  ---------  ----------
Interest on short-term
   investments..................... $     276  $     244  $     827  $      401
Interest expense on
   non-warehouse facility
   borrowings......................       (83)        (9)      (172)        (83)
Equity investment gain (loss)......         8          2        (59)          6
Other..............................       --           1         (7)         (3)
                                     ---------  ---------  ---------  ----------
                                    $     201  $     238  $     589  $      321
                                     =========  =========  =========  ==========

8. OPERATING EXPENSES

The following table provides detail of the Company's operating expenses classified by the following categories ($000s):

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     --------------------  ---------------------
                                        2000       2001       2000       2001
                                     ---------  ---------  ---------  ----------
Compensation and benefits.......... $   5,867  $   7,093  $  11,354  $   14,125
Processing costs...................     1,135      1,663      2,418       3,304
Advertising and marketing..........     6,739      3,249     14,760       7,605
Professional services..............     1,440        633      2,690       1,773
Occupancy costs....................       875        860      1,704       1,763
Computer and internet..............       173        248        419         552
General and administrative.........     1,121      1,291      2,157       2,623
Interest expense on warehouse
  borrowings.......................     1,076      2,590      1,805       5,471
Amortization of non-cash
  marketing costs..................       519      2,985        519       5,970
Amortization of unearned
  compensation.....................     2,918      1,020      6,386       1,278
Amortization of goodwill and
  intangible assets................     9,933      9,933     19,867      19,867
                                     ---------  ---------  ---------  ----------
Total Operating Expenses........... $  31,796  $  31,565  $  64,079  $   64,331
                                     =========  =========  =========  ==========

9. COMMITMENTS AND CONTINGENCIES

FINANCIAL INSTRUMENT CONTINGENCIES

E-LOAN originates mortgage and home equity loans and manages the market risk related to these loans through various hedging programs.

Loan Commitments and Hedging Activities

Upon receiving a locked commitment from a borrower ("rate lock"), the Company simultaneously enters into either a mandatory sell forward agreement with certain institutional investors or a non-mandatory forward sale agreement with the ultimate investor. At June 30, 2001, the Company was a party to commitments to fund loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. Rate locks with the borrowers are on a best-efforts basis, and borrowers are not obligated to enter into the loan agreement. A rate lock, which does not result in a funded loan, is referred to as fallout. As the Company is exposed to movements in interest rates after entering into rate locks, the Company must estimate fallout if interest rate risk is to be hedged with a mandatory sell forward agreement. At June 30, 2001, the Company had provided locks to originate loans amounting to approximately $62.5 million (the "locked pipeline").

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

At June 30, 2001, the Company had entered into mandatory sell forward commitments amounting to approximately $124.0 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market. During the six months ending June 30, 2001, the Company did not designate mandatory sell forward commitments as hedges.

At June 30, 2001, the Company had entered into non-mandatory forward loan sale agreements amounting to approximately $81.7 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well-established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date. The Company designates all non-mandatory forward sale agreements as fair value hedges for underlying loans at funding. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to non-mandatory forward sale agreements during the quarter ended June 30, 2001.

Future Commitments

The Company has future payment commitments for leases and marketing services agreements aggregating $1.1 million, $9.5 million, $14.0 million, $8.2 million, and $0.2 million for the years 2001 through 2005, respectively.

10. SUBSEQUENT EVENTS

On July 12, 2001 the Company sold a $5,000,000 convertible note to an existing shareholder, which is convertible into shares of its common stock at a conversion price of $1.06 per share and which matures on January 19, 2003. The convertible note bears interest at a rate of 8% per annum and is payable quarterly. Additionally, as provided for in the loan agreement entered into between the Company and an officer/stockholder in April of this year, the $7.5 million commitment was reduced to $2.5 million as part of the issuance of the convertible note.

On July 12, 2001, the Company issued a warrant to an existing shareholder to purchase 1,389,000 shares of its common stock at an exercise price of $5.00 per share. The warrant expires on July 25, 2003. The warrant was in consideration for the surrender of a warrant to purchase an aggregate of 6,600,000 shares of the Company's common stock at a price of $15.00 per share and an expiration date of July 25, 2003.

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

Auto Revenues

E-LOAN's auto revenues are derived from the origination and sale of self-funded loans and from the brokering of auto loans. Auto brokerage revenues are primarily comprised of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is closed. In April 2001, E-LOAN began funding its auto loans prior to sale with borrowings against an auto line of credit. Self-funded loans are funded through E-LOAN's own auto line of credit and sold to auto loan purchasers. Self-funded loan revenues also consist of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time the loan is sold.

General

In generating revenues, E-LOAN relies on a number of strategic Internet distribution partners to direct a significant number of prospective customers to its website. E-LOAN considers its distribution partnerships with Schwab, Yahoo!, United Mileage Plus ®, Kelley Blue Book and bankrate.com to be the most critical to its ability to generate revenues. Schwab and Yahoo! have made equity investments in E-LOAN.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     --------------------  ---------------------
                                        2000       2001       2000       2001
                                     ---------  ---------  ---------  ----------
Revenues ..........................       100%      100%      100%       100%

Operating expenses:
  Operations ......................        85         70         90          70
  Sales and marketing .............        90         26        107          28
  Technology ......................        20         11         18          11
  General and administrative ......        23          8         24           9
  Amortization of non-cash
      marketing costs .............         6         20          3          19
  Amortization of unearned
      compensation ................        34          7         41           4
  Amortization of goodwill and
      intangible assets ...........       117         65        128          63
                                     ---------  ---------  ---------  ----------
   Total operating expenses .......       375        207        411         204
                                     ---------  ---------  ---------  ----------
Loss from operations ..............      (275)      (107)      (311)       (104)
Other income, net .................         2          2          4           1
                                     ---------  ---------  ---------  ----------
Net loss ..........................      (273)%     (105)%     (307)%      (103)%
                                     =========  =========  =========  ==========

PRO FORMA NET LOSS (SUPPLEMENTAL)

Pro forma net loss for the second quarter of 2001 was $2.2 million, with a pro forma net loss per share of $0.04 on 53.8 million shares. This compares to a pro forma net loss of $9.7 million in the second quarter of 2000, with a pro forma net loss per share of $0.22 on 43.9 million shares. Pro forma results exclude the effects of certain non-cash charges related to a compensation charge associated with the Company's stock option plan, amortization of goodwill on the acquisition of Electronic Vehicle Remarketing, Inc., and amortization of non-cash marketing costs related to the issuance of warrants to purchase the Company's common stock. These pro forma results are provided as supplemental information, which are non-GAAP measures of performance.

Revenues

Revenues increased to $15.2 million for the three months ended June 30, 2001 from $8.5 million for the three months ended June 30, 2000 and increased to $31.6 million for the six months ended June 30, 2001 from $15.6 million for the six months ended June 30, 2000. A significant portion of this increase resulted from growth in the number of mortgage, home equity and auto loans closed and sold. Mortgage revenues in the three and six months ended June 30, 2001 benefited from an increase in refinance loans due to falling interest rates as compared to the three and six months ended June 30, 2000. Revenue in the three and six months ended June 30, 2001 also benefited from an increase in interest income, and the addition of home equity revenue, which E-LOAN began funding in the fourth quarter of 2000.

Operating Expenses

Total Operating Expenses. Total operating expenses decreased to $31.6 million for the three months ended June 30, 2001 from $31.8 million for the three months ended June 30, 2000. The decrease was primarily due to decreases in amortization of unearned compensation, sales and marketing, and general and administrative expenses, off-set by increases in operations expenses and amortization of non-cash marketing costs. Total operating expenses increased to $64.3 million for the six months ended June 30, 2001 from $64.1 million for the six months ended June 30, 2000. The increase is primarily due to increases in amortization of non-cash marketing costs, operations expenses and technology expenses, off-set by decreases in amortization of unearned compensation, sales and marketing, and general and administrative expenses.

Operations. Operations expense is comprised of both fixed and variable expenses, including employee compensation and expenses associated with the production and sale of loans and interest expense paid by E-LOAN under the warehouse and line of credit facilities it uses to fund mortgage and auto loans held for sale. Operations expense increased to $10.7 million for the three months ended June 30, 2001 from $7.2 million for the three months ended June 30, 2000, and increased to $22.2 million for the six months ended June 30, 2001 from $14.0 million for the six months ended June 30, 2000. Operations expense decreased as a percentage of revenue from 85% to 70% for the three months ended June 30, 2000 and 2001, respectively, and decreased as a percentage of revenue from 90% to 70% for the six months ended June 30, 2000 and 2001, respectively. The increase in absolute dollars is primarily due to greater loan volume and interest expense related to a higher percentage of self-funded loans. E-LOAN expects operations expenses to continue to trend lower as a percentage of revenues going forward as it further streamlines the loan process and leverages its fixed costs over growing loan volume.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses (excluding non-cash marketing costs) related to advertising, promotion and distribution partnerships and employee compensation and other expenses related to personnel. Sales and marketing expense decreased to $4.0 million for the three months ended June 30, 2001 from $7.6 million for the three months ended June 30, 2000 and decreased to $8.8 million for the six months ended June 30, 2001 from $16.7 million for the six months ended June 30, 2000. Sales and marketing expense decreased as a percentage of revenue from 90% to 26% for the three months ended June 30, 2000 and 2001, respectively, and decreased from 107% to 28% for the six months ended June 30, 2000 and 2001, respectively. Sales and marketing expenses are expected to moderately increase in absolute dollars in the upcoming quarters.

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense remained constant at $1.7 million for the three months ended June 30, 2000 and 2001, and increased to $3.5 million for the six months ended June 30, 2001 from $2.8 million six months ended June 30, 2000. Technology expense decreased as a percentage of revenue from 20% to 11% for the three months ended June 30, 2000 and 2001, respectively, and decreased from 18% to 11% for the six months ended June 30, 2000 and 2001, respectively. The increase in absolute dollars during the six months ended June 30, 2001, was primarily the result of the growth in engineering and management information systems personnel to support the expansion of online operations. Technology expenses are expected to stay relatively constant in absolute dollars in the upcoming quarters.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense decreased to $1.3 million for the three months ended June 30, 2001 from $2.0 million for the three months ended June 30, 2000 and decreased to $2.8 million for the six months ended June 30, 2001 from $3.7 million for the six months ended June 30, 2000. General and administrative expense decreased as a percentage of revenue from 23% to 8% for the three months ended June 30, 2000 and 2001, respectively, and decreased from 24% to 9% for the six months ended June 30, 2000 and 2001, respectively. General and administrative expenses are expected to stay relatively constant in the upcoming quarters.

Amortization of Non-Cash Marketing Costs. In connection with a strategic marketing agreement signed in July 2000, E-LOAN issued two warrants to purchase a total of 13.1 million shares of common stock. The fair value of the warrants, as determined at the date of grant using the Black-Scholes option pricing model was $12.5 million and was recorded as a contra-equity account called marketing services receivable. The marketing services receivable is being amortized on a straight-line basis over a one-year term. For the three and six months ended June 30, 2001, E-LOAN incurred $3.0 million and $6.0 million in non-cash charges related to the amortization of the marketing services receivable. As of June 30, 2001, the marketing services receivable is fully amortized.

Amortization of Unearned Compensation. Amortization of unearned compensation decreased from $2.9 million for the three months ended June 30, 2000 to $1.0 million for the three months ended June 30, 2001, and decreased to $1.3 million for the six months ended June 30, 2001 from $6.4 million for the six months ended June 30, 2000. The amortization of the unearned compensation charge will continue through the first quarter of 2003 on an accelerated basis with adjustments for cancellation of options related to employee turnover.

Amortization of Goodwill. Amortization of goodwill was $9.9 million for the three months ended June 30, 2000 and 2001, and $19.9 million for the six months ended June 30, 2000 and 2001. E-LOAN is amortizing the goodwill and acquired intangible assets related to the acquisition of Electronic Vehicle Remarketing, Inc. on September 17, 1999, on a straight-line basis over two years. Amortization will be complete by September 30, 2001.

Other Income, net. Other income, net, remained constant at $0.2 million for the three months ended June 30, 2000 and 2001, and decreased to $0.3 million for the six months ended June 30, 2001 from $0.6 million for the six months ended June 30, 2000. The decrease is primarily attributable to the decrease of interest income on investments.

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

Net cash used in operating activities was ($1.5) million and ($7.5) million for the six months ended June 30, 2000 and 2001, respectively. Net cash used in operating activities during the six months ended June 30, 2001 was primarily due to the net loss less amortization of unearned compensation, goodwill and non-cash marketing costs, as well as additional uses of cash for other assets and other payables. Net cash used in operating activities during the six months ended June 30, 2000, was primarily due to an increase in net losses off-set by cash provided by the loans held for sale.

Net cash used in investing activities was ($3.8) million and ($1.1) million for the six months ended June 30, 2000 and 2001, respectively. Net cash used in investing activities during these periods was primarily for the purchase of software, furniture, equipment and leasehold improvements.

Net cash provided by financing activities was $18.4 million and $3.9 million for the six months ended June 30, 2000 and 2001, respectively. Net cash provided by financing activities in these periods was primarily from (repayments on) proceeds from borrowings under E-LOAN's warehouse lines of credit and other credit facilities, as well as proceeds from the private placement in the six months ended June 30, 2000.

As of December 31, 2000 and June 30, 2001, the Company had a warehouse line of credit for borrowings of up to $50 million for the interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on the commercial paper rate of the lender plus various percentage rates. Borrowings are collateralized by the mortgage loans held-for-sale. The committed line of credit expires on September 30, 2001. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires E-LOAN to comply with various financial and non-financial covenants. In particular, E-LOAN must maintain a minimum unrestricted cash balance of $15 million (excluding Documentary Drafts) in addition to the requirement that E-LOAN maintain at least one other warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding at the time of termination. E-LOAN was in compliance with these covenants during the year ended and at December 31, 2000 and June 30, 2001.

The Company has an agreement to finance up to $200 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors. Of this amount, $100 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. The line expires February 23, 2002. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of the higher of $20 million (including Restricted Cash, excluding Documentary Drafts) or the highest amount required by any other lender or agreement. In February 2001, the Company renewed its $200 million warehouse line requiring the restriction of $4.5 million in cash as additional collateral. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $50 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding at the time of termination. The Company was not in compliance with certain of these covenants during the year ended December 31, 2000 and subsequently obtained a waiver from the lender. E-LOAN was in compliance with these covenants at December 31, 2000 and June 30, 2001.

On April 2, 2001, the Company entered into an agreement for a $25 million line of credit for the interim financing of auto loans. The interest rate charged on this line is based on LIBOR plus 2.5%. The committed line expires on April 1, 2002. This line includes various financial and non-financial covenants. These covenants are no more restrictive than those on the Company's existing credit facilities. The Company was in compliance with these covenants at June 30, 2001.

On April 2, 2001, the Company entered into a loan agreement with an officer and stockholder of the Company that provides the Company with the ability to draw funds up to an aggregate of $7.5 million upon demand. The borrowings have an interest rate of the lower of 12% or the maximum legal rate allowed. Any amounts outstanding under this agreement are due and payable no earlier than January 5, 2002. Additionally, as provided for in the loan agreement, the $7.5 million commitment was reduced to $2.5 million as part of the issuance of the convertible note.

On July 12, 2001 the Company sold a $5.0 million convertible note to an existing shareholder, which is convertible into shares of its common stock at a conversion price of $1.06 per share and which matures on January 19, 2003. The convertible note bears interest at a rate of 8% per annum and is payable quarterly.

E-LOAN believes that its existing cash and cash equivalents as of June 30, 2001 and subsequent financing obtained through July 12, 2001, will be sufficient to fund its operating activities, capital expenditures and other obligations through the remainder of the year.

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

We Have a History of Losses, We May Continue to Incur Losses and We May Not Achieve or Maintain Profitability

We have not achieved profitability and may continue to incur operating losses. We incurred net losses of $23.1 million and $16.1 million for the three months ended June 30, 2000 and 2001, respectively. As of June 30, 2001, our accumulated deficit was $209.8 million. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to achieve and maintain profitability. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

Our Ability to Engage in Profitable Secondary Sales of Loans May Also Be Adversely Affected by Increases in Interest Rates

The mortgage loan purchase commitments we obtain are contingent upon our delivery of the relevant loans to the purchasers within specified periods. To the extent that we are unable to deliver the loans within the specified periods and interest rates increase during those periods, we may experience no gain or even a loss on the sale of these loans. In addition, any increase in interest rates will increase the cost of maintaining our warehouse and repurchase lines of credit on which we depend to fund the loans we originate. We have implemented a hedging program to manage the risk of loss due to fluctuations in interest rates, but our hedging efforts may not be successful, and no hedging strategy can completely eliminate interest rate risk. A sharp decrease in interest rates over a short period may cause customers who have interest rates on mortgages committed through us to either delay closing their loans or refinance with another lender. If this occurs in significant numbers, it may have an adverse effect on our business or quarterly results of operations.

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

We Have Recently Experienced Significant Growth in Our Business, and If We Are Unable to Manage this Growth, Our Business Will Be Adversely Affected

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At June 30, 1999 and 2001, we had 274 and 385 full-time employees, respectively.

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

The Loss of One or More of Our Significant Distribution Partners Would Adversely Affect Our Business

We rely on Internet distribution partners to direct a significant number of prospective customers to our website. If we lose any of our significant distribution partners, we will likely fail to meet our growth objectives, both in terms of additional borrowers and increased brand awareness. In the aggregate, approximately 42% and 59% of our mortgage and auto loan applications, respectively, were derived from the websites of our distribution partners during the three months ended June 30, 2001. Our agreements with our distribution partners are typically short-term, from one to four years in length, and most can be terminated for any reason upon 30 to 60 days prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If any of these agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business would be adversely affected.

The Termination of One or More of Our Mortgage Funding Sources Would Adversely Affect Our Business

We depend on GE Capital Mortgage Services, Inc. ("GE Capital") to finance our self-funded mortgage loan activities through the warehouse credit facility they provide. We also depend on Greenwich Capital Financial Products, Inc. ("Greenwich Capital") to finance portions of our mortgage loan inventory pending ultimate sale to mortgage loan purchasers. If either of these warehouse credit facilities becomes unavailable, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants on either or both lines could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. In the past, we have had to obtain waivers from Greenwich Capital and GE Capital as a result of our failure to comply with covenants regarding the issuance of capital stock, excess asset purchases and the breach of financial ratios. Our agreement with Greenwich Capital expires in February 2002 and our agreement with GE Capital expires in September 2001. Upon expiration of these agreements management intends to renew or extend the warehouse credit facilities. However, we cannot assure you that these agreements will be renewed or extended past their current expiration dates, and additional sources of funding for our mortgage loans may not be available on favorable terms or at all.

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

The Loss of Our Relationship with Any of Our Significant Providers of Automated Underwriting Would Have an Adverse Effect on Our Business

We depend on automated underwriting and other services offered by government sponsored and other mortgage investors, including Fannie Mae and Freddie Mac ("Agencies"), to help ensure that our mortgage services can be offered efficiently and on a timely basis. We currently have an agreement with the Agencies that authorizes our use of their automated underwriting services and enables us to sell qualified first mortgages to these Agencies. We cannot assure you that we will remain in good standing with the Agencies or that the Agencies will not terminate our relationship. We expect to continue to process a significant portion of our conforming mortgage loans using the Agencies' systems until we are able to obtain automated underwriting services from other providers. Our agreement with the Agencies can be terminated by either party. We utilize an automated underwriting system provided by ZOOT™ for our home equity loan business. The termination of our agreements with the Agencies or ZOOT™ would adversely affect our business by reducing our ability to streamline the mortgage origination process.

We May Incur Losses on Loans if We Breach Representations or Warranties to Mortgage or Auto Loan Purchasers

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

The Consumer Lending Industry is Intensely Competitive, and if We Fail to Successfully Compete in this Industry, Our Market Share and Business Will be Adversely Affected

To compete successfully, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance and expand our services, as well as our sales and marketing channels. Increased competition, particularly online competition, could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business. Auto manufacturer's subsidy of rates of interest and finance charge could adversely affect our ability to offer competitive interest rates for our auto loans, and the number of loans that we originate could significantly decline. We may not be able to compete successfully in our market environment and our failure to do so could have an adverse effect on our business, results of operations and financial condition.

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

Competition

The market for the origination of consumer loans is rapidly evolving, both online and through traditional channels, and competition for borrowers is intense and is expected to increase significantly in the future. E-LOAN faces competition from offline mortgage brokers and auto dealers, who as a group provide the majority of mortgage loans, HELOCs, and auto loans, respectively. In addition, E-LOAN competes directly with companies offering mortgage and auto loans over the Internet. Principal among these competitors are E-Trade Mortgage, Intuit QuickenLoans, LendingTree, and PeopleFirst. Traditional lenders, including Countrywide, Norwest, Wells Fargo and Bank of America, also provide access to their loan offerings over the Internet. Increased competition, particularly online competition, could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business. Further, we cannot assure you that E-LOAN's competitors and potential competitors will not develop services and products that are equal or superior to those of E-LOAN or that achieve greater market acceptance than its products and services.

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

  longer operating histories;
  greater name recognition;
  larger, established customer bases; and
  substantially greater financial, marketing, technical and other resources.

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

E-LOAN attempts to minimize the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market, through its hedging activities. Individual mortgage loan risks are aggregated by note rate, mortgage loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. E- LOAN currently hedges its mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities and non-mandatory forward sale agreements with the ultimate investor. E-LOAN determines which alternative provides the best execution in the secondary market.

E-LOAN believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in the market value of its fixed- rate mortgage loans held for sale. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

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

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Shares. On July 12, 2001 the Company sold a $5,000,000 convertible note to The Charles Schwab Corporation which is convertible into shares of its common stock at a conversion price of $1.06 per share and which matures on January 19, 2003, and a warrant to purchase 1,389,000 shares of its common stock at an exercise price of $5.00 per share until July 25, 2003. The warrant was in consideration for the surrender of warrants expiring July 25, 2003, to purchase an aggregate of 6,600,000 shares of the Company's common stock at a price of $15.00 per share. The convertible note is secured by a security interest in certain of the Company's assets. The sale was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Registrant's Annual Meeting of Stockholders held on May 8, 2001 the following proposals were adopted by the margins indicated:
Number of Shares
Voted For	Withheld
1. To elect a two Class II Directors to hold office until the Annual Meeting of Stockholders to be held in 2004 or until their respective successors have been elected or appointed
Joseph J. Kennedy	36,298,968	137,726
Robert C. Kagle	36,302,577	134,117

The following directors continued in office: Christian A. Larsen, Daniel O. Leemon, Ira M. Ehrenpreis and Wade Randlett.
Number of Shares
Voted For	Voted Against	Withheld	Broker Non-Vote
2. To ratify the appointment of the accounting firm of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2001	36,406,903	20,694	9,097	0

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

3.1(1)	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999
3.2(2)	Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated February 15, 2001
3.3(3)	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001
4.1	Promissory Note made by The Charles Schwab Corporation in favor of E-LOAN, Inc., dated as of March 31, 2001, in the amount of $2,000,000
4.2	Promissory Note made by Christian A. Larsen in favor of E-LOAN, Inc., dated as of March 31, 2001, in the amount of $3,000,000
4.3	Stock Purchase Warrant dated as of July 12, 2001 granting Charles Schwab & Co., Inc. the right to purchase 1,389,000 shares of E-LOAN's common stock
4.4	8% Convertible Note made by The Charles Schwab Corporation in favor of E-LOAN, Inc., dated as of July 12, 2001, in the amount of $5,000,000
10.1	Loan Agreement between E-LOAN, Inc. and Christian A. Larsen dated as of April 2, 2001
10.2	Security Agreement between E-LOAN, Inc. and Christian A. Larsen dated as of March 30, 2001
10.3	Security Agreement between E-LOAN, Inc. and The Charles Schwab Corporation dated as of March 31, 2001
10.4	Intercreditor Agreement between E-LOAN, Inc., The Charles Schwab Corporation and Christian A. Larsen, and acknowledged and agreed to by E-LOAN, Inc. as of March 31, 2001
10.5	Second Amendment to Auto Loan Purchase and Sale Agreement with Wells Fargo Bank, N.A. - Auto Finance Group dated March 15, 2001*
10.6	Systems and Marketing Agreement with H&R Block Mortgage Corporation dated April 1, 2001*
10.7	Amendment #5 to License Agreement with Yahoo! Inc. dated April 4, 2001*
10.8	Tri-Party Enhanced AOT Agreement with Wells Fargo Home Mortgage, Inc. and Federal Home Loan Mortgage Corporation dated May 22, 2001*
10.9	Originator Master Commitment for Enhanced AOT with Federal Home Loan Mortgage Corporation dated June 11, 2001*
10.10	Master Agreement with Federal Home Loan Mortgage Corporation dated June 18, 2001*
10.11	Eleventh Modification Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated June 29, 2001
10.12	Note Purchase Agreement between E-LOAN, Inc. and The Charles Schwab Corporation dated as of July 12, 2001
10.13	Amended and Restated Loan Agreement between E-LOAN, Inc. and Christian A. Larsen dated as of July 12, 2001
10.14	Registration Rights Agreement between E-LOAN, Inc. and The Charles Schwab Corporation dated as of July 12, 2001
10.15	Amended and Restated Security Agreement between E-LOAN, Inc. and Christian A. Larsen dated as of July 12, 2001*
10.16	Security Agreement between E-LOAN, Inc. and The Charles Schwab Corporation dated as of July 12, 2001*
10.17	Amended and Restated Security Agreement between E-LOAN, Inc. and Bank One, N.A., dated as of July 12, 2001*
10.18	Amended and Restated Intercreditor Agreement between E-LOAN, Inc., The Charles Schwab Corporation and Christian A. Larsen, and acknowledged and agreed to by E-LOAN, Inc. as of July 12, 2001*
10.19	Subordination and Intercreditor Agreement between Bank One, N.A., The Charles Schwab Corporation and Christian A. Larsen, and acknowledged and agreed to by E-LOAN, Inc. as of July 12, 2001

(1)Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 6, 2000, filed on August 14, 2000.

(2) Incorporated by reference to Exhibit 3.02 of the Company's Amendment to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed on April 23, 2001.

(3) Incorporated by reference to Exhibit 3.03 of the Company's Amendment to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed on April 23, 2001.

*Confidential Treatment Requested

(b)    Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

Dated: August 14, 2001

By:	/s/ Matt Roberts

Matt Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)