Form 10-Q
period 2001-09-30
E LOAN INC
filed 2001-11-14
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of November 1, 2001, 54,003,542 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

E-LOAN, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (unaudited):

Balance Sheets as of December 31, 2000 and September 30, 2001	**

Statements of Operations for the three and nine months ended September 30, 2000 and 2001	**

Statements of Cash Flows for the nine months ended September 30, 2000 and 2001	**

Notes to Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
BALANCE SHEETS
(In thousands)

                                                       December 31, September 30,
                                                          2000          2001
                                                      ------------  ------------
                                                                    (unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents (includes $0 and
    $4,500 of restricted cash) ..................... $     28,459  $     27,232
  Loans held-for-sale ..............................       22,745        33,233
  Accounts receivable, prepaids and other
    current assets .................................       10,360        11,259
                                                      ------------  ------------
     Total current assets ..........................       61,564        71,724
Fixed assets, net ..................................        8,025         6,549
Deposits and other assets ..........................        2,010         2,062
Goodwill and intangible assets .....................       28,144           --
                                                      ------------  ------------
     Total assets .................................. $     99,743  $     80,335
                                                      ============  ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Warehouse and other lines payable ................ $     17,678  $     31,131
  Accounts payable, accrued expenses and other
    current liabilities ............................       11,928         9,044
  Capital lease obligation .........................          396           297
  Notes payable ....................................        1,167           --
                                                      ------------  ------------
     Total current liabilities .....................       31,169        40,472
Capital lease obligations ..........................          213           --
Notes payable ......................................          875         5,000
                                                      ------------  ------------
     Total liabilities .............................       32,257        45,472
                                                      ------------  ------------

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, 150,000,000 $0.001 shares
  authorized, 53,449,236 and 53,832,137
  shares issued and outstanding at
  December 31, 2000 and September 30, 2001 .........           53            54
Less: subscription receivable ......................           (4)           (4)
Marketing services receivable.......................       (5,970)          --
Unearned compensation ..............................       (8,625)       (2,847)
Additional paid in capital .........................      259,366       256,440
Accumulated deficit ................................     (177,334)     (218,780)
                                                      ------------  ------------
     Total stockholders' equity.....................       67,486        34,863
                                                      ------------  ------------
     Total liabilities and stockholders' equity..... $     99,743  $     80,335
                                                      ============  ============

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(Unaudited)

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                     --------------------  ---------------------
                                        2000       2001       2000       2001
                                     ---------  ---------  ---------  ----------
Revenues .......................... $   8,966  $  16,862  $  24,563  $   48,435

Operating expenses:
  Operations ......................     8,442     10,181     22,448      32,361
  Sales and marketing .............     6,295      3,616     23,026      12,426
  Technology ......................     1,650      1,461      4,479       4,924
  General and administrative ......     1,548      1,380      5,290       4,143
  Amortization of non-cash
      marketing costs .............     2,985        --       3,504       5,970
  Amortization of unearned
      compensation ................     1,723      1,045      8,109       2,323
  Amortization of goodwill and
      intangible assets ...........     9,933      8,278     29,800      28,145
                                     ---------  ---------  ---------  ----------
   Total operating expenses .......    32,576     25,961     96,656      90,292
                                     ---------  ---------  ---------  ----------
Loss from operations ..............   (23,610)    (9,099)   (72,093)    (41,857)
Other income, net .................       486         88      1,075         409
                                     ---------  ---------  ---------  ----------
Net loss .......................... $ (23,124) $  (9,011) $ (71,018) $  (41,448)
                                     =========  =========  =========  ==========

Net loss per share:
   Basic and diluted .............. $   (0.44) $   (0.17) $   (1.53) $    (0.77)
                                     =========  =========  =========  ==========
Weighed-average shares -
   Basic and diluted ..............    52,949     53,830     46,291      53,746
                                     =========  =========  =========  ==========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                              Nine Months Ended
                                                                September 30,
                                                           -----------------------
                                                              2000        2001
                                                           ----------  -----------
Cash flows from operating activities:
    Net loss ............................................ $  (71,018) $   (41,448)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization of unearned compensation .............      8,109        2,323
      Amortization of goodwill and intangible assets.....     29,800       28,145
      Amortization of non-cash marketing costs...........      3,504        5,970
      Depreciation ......................................      1,744        2,925
      Changes in operating assets and liabilities:
         Loans held-for-sale ............................     20,185      (10,486)
         Accounts receivable, prepaids, deposits
           and other assets .............................     (3,992)        (653)
         Accounts payable, accrued expenses and other
            payables.....................................     (1,606)      (2,884)
                                                           ----------  -----------
            Net cash used in operating activities .......    (13,274)     (16,108)
                                                           ----------  -----------
Cash flows from investing activities:
    Purchase of furniture and equipment .................     (5,475)      (1,613)
    Disposal of furniture and equipment .................        --           164
                                                           ----------  -----------
            Net cash used in investing activities .......     (5,475)      (1,449)
                                                           ----------  -----------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net .........        901          229
    Proceeds from private placement, net of offering
       costs.............................................     39,172          --
    Proceeds from warehouse and other lines payable .....    649,352    2,122,005
    Repayments of warehouse and other lines payable .....   (669,969)  (2,108,552)
    Proceeds from notes payable .........................        --         5,000
    Repayments of notes payable .........................       (875)      (2,060)
    Proceeds from obligations under capital lease .......        --           107
    Payments on obligations under capital lease .........       (236)        (399)
                                                           ----------  -----------
            Net cash provided by
              financing activities ......................     18,345       16,330
                                                           ----------  -----------
Net decrease in cash ....................................       (404)      (1,227)
Cash and cash equivalents at beginning of period ........     37,748       28,459
                                                           ----------  -----------
Cash and cash equivalents at end of period .............. $   37,344  $    27,232
                                                           ==========  ===========
Supplemental cash flow information:
    Cash paid for interest .............................. $    3,590  $     7,845
                                                           ==========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. THE COMPANY

E-LOAN, Inc. (the "Company") was incorporated on August 26, 1996 and began marketing its services in June 1997. The Company is a provider of first and second mortgage loans, home equity loans, auto loans, and small business loans, education loans and credit card referrals. The Company operates as a single operating segment.

2. BASIS OF PRESENTATION

Interim Financial Information (unaudited)

The accompanying financial statements as of September 30, 2000 and 2001 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 2000 and 2001. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 2000. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the expected results for the year ending December 31, 2001.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase and documentary drafts, to be cash equivalents. Cash equivalents are carried at amortized cost, which approximates fair value. In accordance with financial covenants governing a warehouse line payable, the Company must maintain a minimum cash and cash equivalents balance of the higher of $20 million (including Restricted Cash, excluding Documentary Drafts) or the highest amount required by any other lender or agreement. In February 2001, the Company renewed its $200 million warehouse line requiring the restriction of $4.5 million in cash as additional collateral. The following summarizes cash and cash equivalents at December 31, 2000 and September 30, 2001 ($000s):

                                        December 31, September 30,
                                           2000          2001
                                       ------------  ------------
Cash................................. $     12,290  $      6,669
Commercial paper.....................        8,524        14,371
Documentary drafts...................        7,645         1,692
Restricted cash......................          --          4,500
                                       ------------  ------------
                                      $     28,459  $     27,232
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

Documentary drafts consist of cash allocated to satisfy documentary drafts presented by borrowers before the required supporting documents are received by the Company to complete the loan. If the required documentation is not provided as agreed to by the borrower and auto dealer, then the allocation of cash is reversed and the cash balance is restored. The Company's documentary draft process allows for at least two business days to process the required supporting documentation prior to determining whether to reverse or honor the original presentment by the auto dealer. All documentary drafts are pledged as collateral for borrowings under the auto line of credit at September 30, 2001 (see Note 6).

Derivative Instruments

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings. The Company adopted SFAS 133 on January 1, 2001. Adoption of this pronouncement resulted in a transition adjustment of a $0.2 million gain, which was recorded as a component of mortgage revenue. For the three and nine months ended September 30, 2001, the Company recorded $57,000 and $20,000, respectively, as a component of mortgage revenue related to recording changes in fair value of derivatives and underlying hedged loans in accordance with SFAS 133. The FASB is in the process of reviewing certain implementation guidance which could affect the transition adjustment amounts for commitments to originate loans.

Software Development Costs

The Company expenses computer software costs as they are incurred in the preliminary project stage in accordance with SOP 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are generally amortized over one to three years on a straight-line basis. For the nine months ended September 30, 2001, the Company had capitalized approximately $0.9 million in software development costs.

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

Recent Accounting Pronouncements

During 2001 the Financial Accounting Standards Board issued Financial Accounting Statements 141 and 142, Business Combinations and Goodwill and Other Intangible Assets, respectively. The provisions of FAS 141 and FAS 142 are effective for business combinations effective June 30, 2001 onwards and fiscal years commencing December 15, 2001, respectively. FAS 142 can be adopted early for companies with fiscal years beginning after March 15, 2001 provided their first quarter financial statements have not been previously issued. The Company does not expect adoption of either of these statements to have any impact on its financial results.

In October 2001, the FASB, issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets."

SFAS No. 144 provides guidance on the accounting for the impairment of long-lived assets including amortizable intangibles and for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company does not expect adoption of this statement to have any impact on its financial results.

4. LOANS HELD-FOR-SALE

The inventory of mortgage loans consists primarily of first and second trust deed mortgages on residential properties located throughout the United States. As of December 31, 2000 and September 30, 2001, the Company had net mortgage loans held-for-sale of $18.6 million and $30.2 million, all of which are on an accrual basis. All mortgage loans held-for-sale are pledged as collateral for borrowings at December 31, 2000 and September 30, 2001 (see Note 6).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. As of December 31, 2000 and September 30, 2001, the Company had loans held-for-sale of $4.1 million and $3.1 million, all of which are on an accrual basis. All of the auto loans held-for-sale are pledged as collateral for borrowings at September 30, 2001 (see Note 6).

5. NOTES PAYABLE

On April 2, 2001, the Company entered into a loan agreement with Christian A. Larsen, the Company's Chairman of the Board and Chief Executive Officer, that provides the Company with the ability to draw funds up to an aggregate of $7.5 million upon demand, expiring January 5, 2002. The borrowings have an interest rate of the lower of 12% or the maximum legal rate allowed. Any amounts outstanding under this agreement are due and payable no earlier than expiration of the agreement. Additionally, under the terms of the loan agreement with Mr. Larsen, if the Company at any time prior to January 5, 2002 secured any new equity or any subordinated debt with repayment terms later than January 5, 2002, then the loan commitment under the loan agreement would be reduced, dollar-for-dollar, by the amount of such equity or subordinated debt. Thus, upon the sale of a $5 million convertible note to The Charles Schwab Corporation, the loan commitment under the loan agreement was reduced to $2.5 million. At September 30, 2001, no amounts were outstanding under the loan agreement.

On July 12, 2001 the Company sold a $5 million convertible note to The Charles Schwab Corporation, which is convertible into shares of its common stock at a conversion price of $1.06 per share and which matures on January 19, 2003. The convertible note bears interest at a rate of 8% per annum and is payable quarterly.

6. WAREHOUSE AND OTHER LINES PAYABLE

As of September 30, 2001, the Company had a warehouse line of credit for borrowings of up to $50 million for interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage rates. Borrowings are collateralized by the mortgage loans held-for-sale. The committed line of credit expires on March 31, 2002. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. At September 30, 2000 and 2001 approximately $8.5 million and $27.6 million was outstanding under this line, respectively. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. The Company was in compliance with these covenants at September 30, 2001.

The Company has an agreement to finance up to $200 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors. Of this amount, $100 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. The line expires February 23, 2002. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. At September 30, 2000 and 2001, there were no outstanding amounts under this financial commitment. This agreement includes various financial and non-financial covenants. At September 30, 2001, the Company was in compliance with these covenants.

On April 2, 2001, the Company entered into an agreement for a $25 million line of credit for the interim financing of auto loans. The interest rate charged on this line is based on LIBOR plus 2.5%. The committed line expires on April 1, 2002. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. At September 30, 2001, approximately $3.5 million was outstanding under this line. This line includes various financial and non-financial covenants. These covenants are no more restrictive than those on the Company's existing credit facilities. At September 30, 2001, the Company was in compliance with these covenants.

7. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues ($000s):

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                     --------------------  ---------------------
                                        2000       2001       2000       2001
                                     ---------  ---------  ---------  ----------
Mortgage .......................... $   4,209  $  10,243  $  11,538  $   26,229
Interest income on mortgage
   and home equity loans...........     1,562      2,981      3,366       9,016
Home equity .......................       --       1,681        --        3,273
Auto...............................     2,999      1,720      9,106       9,096
Credit card and other..............       196        237        553         821
                                     ---------  ---------  ---------  ----------
Total revenues..................... $   8,966  $  16,862  $  24,563  $   48,435
                                     =========  =========  =========  ==========

The following table provides the components of other income, net ($000s):

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                     --------------------  ---------------------
                                        2000       2001       2000       2001
                                     ---------  ---------  ---------  ----------
Interest on short-term
   investments..................... $     583  $     208  $   1,410  $      609
Interest expense on
   non-warehouse facility
   borrowings......................       (73)      (123)      (245)       (207)
Equity investment gain (loss)......       (36)         3        (97)         10
Other..............................        12        --           7          (3)
                                     ---------  ---------  ---------  ----------
                                    $     486  $      88  $   1,075  $      409
                                     =========  =========  =========  ==========

8. OPERATING EXPENSES

The following table provides detail of the Company's operating expenses classified by the following categories ($000s):

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                     --------------------  ---------------------
                                        2000       2001       2000       2001
                                     ---------  ---------  ---------  ----------
Compensation and benefits.......... $   4,883  $   7,444  $  16,237  $   21,569
Processing costs...................     1,406      1,189      3,921       4,602
Advertising and marketing..........     5,625      2,880     20,385      10,485
Professional services..............     1,963        686      4,653       2,459
Occupancy costs....................     1,091        840      2,795       2,603
Computer and internet..............       222        276        641         828
General and administrative.........     1,205      1,213      3,266       3,835
Interest expense on warehouse
  borrowings.......................     1,540      2,110      3,345       7,473
Amortization of non-cash
  marketing costs..................     2,985        --       3,504       5,970
Amortization of unearned
  compensation.....................     1,723      1,045      8,109       2,323
Amortization of goodwill and
  intangible assets................     9,933      8,278     29,800      28,145
                                     ---------  ---------  ---------  ----------
Total Operating Expenses........... $  32,576  $  25,961  $  96,656  $   90,292
                                     =========  =========  =========  ==========

9. COMMITMENTS AND CONTINGENCIES

FINANCIAL INSTRUMENT CONTINGENCIES

E-LOAN originates mortgage and home equity loans and manages the market risk related to these loans through various hedging programs.

Loan Commitments and Hedging Activities

Upon receiving a locked commitment from a borrower ("rate lock"), the Company simultaneously enters into either a mandatory sell forward agreement with certain institutional investors or a non-mandatory forward sale agreement with the ultimate investor. At September 30, 2001, the Company was a party to commitments to fund loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. Rate locks with the borrowers are on a best-efforts basis, and borrowers are not obligated to enter into the loan agreement. A rate lock, which does not result in a funded loan, is referred to as fallout. As the Company is exposed to movements in interest rates after entering into rate locks, the Company must estimate fallout if interest rate risk is to be hedged with a mandatory sell forward agreement. At September 30, 2001, the Company had provided locks to originate loans amounting to approximately $216.8 million (the "locked pipeline").

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

At September 30, 2001, the Company had entered into mandatory sell forward commitments amounting to approximately $94.7 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market. During the nine months ending September 30, 2001, the Company did not designate mandatory sell forward commitments as hedges.

At September 30, 2001, the Company had entered into non-mandatory forward loan sale agreements amounting to approximately $109.7 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well-established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date. The Company designates all non-mandatory forward sale agreements as fair value hedges for underlying loans at funding. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to non-mandatory forward sale agreements during the quarter ended September 30, 2001.

Future Commitments

The Company has future payment commitments for leases and marketing services agreements aggregating $1.1 million, $8.5 million, $14.0 million, $8.2 million, and $0.2 million for the years 2001 through 2005, respectively. The Company has contractual commitments with cancellation clauses, which if exercised, would significantly reduce these future obligations.

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

Mortgage Revenues

E-LOAN's mortgage revenues are derived from the origination and sale of self-funded loans and, to a lesser extent, from the brokering of loans. Brokered loans are funded through lending partners and E-LOAN never takes title to the mortgage. Brokerage revenues are comprised of the mark-up to the lending partner's loan price, and processing and credit reporting fees. These revenues are recognized at the time a loan is closed. Self-funded loans are funded through E-LOAN's own warehouse lines of credit and sold to mortgage loan purchasers. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs, other processing fees and interest paid by borrowers on loans that E-LOAN holds for sale. These revenues are recognized at the time the loan is sold. E-LOAN earns additional revenue from its self-funded loans as compared to brokered loans because the sale of loans includes a service release premium.

Interest Income on Mortgage and Home Equity Loans

E-LOAN's interest income on mortgage and home equity loans is generated by the loan amount times the rate from time of funding through time of sale.

Home Equity Revenues

In the fourth quarter of 2000, E-LOAN began home equity loan origination and sale operations. E-LOAN's home equity revenues are derived from the origination and sale of self-funded loans. Self-funded loans are funded through E-LOAN's own warehouse lines of credit and sold to home equity loan purchasers. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs, other processing fees and interest paid by borrowers on loans that E-LOAN holds for sale. These revenues are recognized at the time the loan is sold.

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

Credit Card and Other Revenue

E-LOAN's credit card and other revenues are derived from the fees paid by various partners in exchange for consumer loan referrals. The current loan programs offered include credit card, small business loans and education loans.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                     --------------------  ---------------------
                                        2000       2001       2000       2001
                                     ---------  ---------  ---------  ----------
Revenues ..........................       100%      100%      100%       100%

Operating expenses:
  Operations ......................        94         60         91          67
  Sales and marketing .............        70         21         94          26
  Technology ......................        18          9         18          10
  General and administrative ......        17          8         22           9
  Amortization of non-cash
      marketing costs .............        33        --          14          12
  Amortization of unearned
      compensation ................        19          6         33           5
  Amortization of goodwill and
      intangible assets ...........       112         50        122          57
                                     ---------  ---------  ---------  ----------
   Total operating expenses .......       363        154        394         186
                                     ---------  ---------  ---------  ----------
Loss from operations ..............      (263)       (54)      (294)        (86)
Other income, net .................         5          1          5         --
                                     ---------  ---------  ---------  ----------
Net loss ..........................      (258)%      (53)%     (289)%       (86)%
                                     =========  =========  =========  ==========

Revenues

The following table provides the components of revenue shown as a percentage of total revenues:

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                     --------------------  ---------------------
                                        2000       2001       2000       2001
                                     ---------  ---------  ---------  ----------
Mortgage ..........................        47%       61%       47%        54%
Interest income on mortgage
   and home equity loans...........        18%       18%       14%        18%
Home equity .......................       --          10%      --            7
Auto...............................        33%       10%       37%        19%
Credit card and other..............         2%        1%        2%         2%
                                     ---------  ---------  ---------  ----------
Total revenues.....................       100%      100%      100%       100%
                                     =========  =========  =========  ==========

Revenues increased to $16.9 million for the three months ended September 30, 2001 from $9.0 million for the three months ended September 30, 2000 and increased to $48.4 million for the nine months ended September 30, 2001 from $24.6 million for the nine months ended September 30, 2000. A significant portion of this increase resulted from growth in the dollar volume of mortgage and home equity loans closed and sold. Mortgage revenues in the three and nine months ended September 30, 2001 benefited from an increase in refinance loans due to falling interest rates as compared to the three and nine months ended September 30, 2000. Refinance mortgage accounted for 54% and 47% of total revenue for the three and nine months ended September 30, 2001, compared to 12% and 11% for the three and nine months ended September 30, 2000. Revenue in the three and nine months ended September 30, 2001 also benefited from an increase in interest income, and the addition of home equity revenue, which E-LOAN began funding in the fourth quarter of 2000. These increases were off-set by the decline in auto volumes in both the three months and nine months ended September 30, 2001 compared to the three months and nine months ended September 30, 2000. The decline in auto volumes is largely attributed to strong competition from the auto manufacturers in the form of heavily subvented financing rates, such as 0.9% specials.

The following table summarizes dollar volume of loans closed and sold and the revenue in both dollars and average basis points (BPS) ($000s except BPS):

                  Three Months Ended      Nine Months Ended
                     September 30,           September 30,
                 ----------------------  ----------------------
                    2000        2001        2000        2001
                 ----------  ----------  ----------  ----------
Mortgage
$ Volume....... $  293,241  $  702,324  $  874,261  $1,955,004
Revenue........ $    4,209  $   10,243  $   11,538  $   26,229
BPS............        144         146         132         134

Home Equity
$ Volume....... $      --   $   87,439  $      --   $  181,998
Revenue........ $      --   $    1,681  $      --   $    3,273
BPS............        --          192         --          180

Auto
$ Volume....... $  188,097  $  117,295  $  538,968  $  551,695
Revenue........ $    2,999  $    1,720  $    9,106  $    9,096
BPS............        159         147         169         165

Operating Expenses

Total Operating Expenses. Total operating expenses decreased to $26.0 million for the three months ended September 30, 2001 from $32.6 million for the three months ended September 30, 2000. The decrease was primarily due to decreases in amortization of goodwill, amortization of unearned compensation, amortization of non-cash marketing costs, sales and marketing, technology and general and administrative expenses, off-set by increases in operations expenses. Total operating expenses decreased to $90.3 million for the nine months ended September 30, 2001 from $96.7 million for the nine months ended September 30, 2000. The decrease is primarily due to decreases in amortization of unearned compensation, amortization of goodwill, sales and marketing, and general and administrative expenses, off-set by increases in operations, technology and non-cash marketing costs.

Operations. Operations expense is comprised of both fixed and variable expenses, including employee compensation and expenses associated with the production and sale of loans and interest expense paid by E-LOAN under the warehouse and line of credit facilities it uses to fund mortgage and auto loans held for sale.

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories ($000s):

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                     --------------------  ---------------------
                                        2000       2001       2000       2001
                                     ---------  ---------  ---------  ----------
Mortgage .......................... $   4,130  $   4,907  $  12,244  $   15,171
Interest income on mortgage
   and home equity loans...........     1,540      2,110      3,345       7,473
Home equity .......................       --         984        --        2,140
Auto...............................     2,696      2,135      6,737       7,453
Credit card and other..............        76         45        122         124
                                     ---------  ---------  ---------  ----------
Total revenues..................... $   8,442  $  10,181  $  22,448  $   32,361
                                     =========  =========  =========  ==========

Operations expense increased to $10.2 million for the three months ended September 30, 2001 from $8.4 million for the three months ended September 30, 2000, and increased to $32.3 million for the nine months ended September 30, 2001 from $22.4 million for the nine months ended September 30, 2000. Operations expense decreased as a percentage of revenue from 94% to 60% for the three months ended September 30, 2000 and 2001, respectively, and decreased as a percentage of revenue from 91% to 67% for the nine months ended September 30, 2000 and 2001, respectively. The increase in absolute dollars is primarily due to greater loan volume and the decrease as a percentage of revenue due primarily to technology and process improvements. E-LOAN expects operations expenses to continue to trend lower as a percentage of revenues going forward as it further streamlines the loan process and leverages its fixed costs over growing loan volume.

Direct Margin. Direct margin is defined as revenue minus variable and fixed operations expense.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories ($000s):

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                     --------------------  ---------------------
                                        2000       2001       2000       2001
                                     ---------  ---------  ---------  ----------
Mortgage .......................... $      79  $   5,336  $    (706) $   11,058
Interest margin....................        22        871         21       1,543
Home equity .......................       --         697        --        1,133
Auto...............................       303       (415)     2,369       1,643
Credit card and other..............       120        192        431         697
                                     ---------  ---------  ---------  ----------
Total direct margin................ $     524  $   6,681  $   2,115  $   16,074
                                     =========  =========  =========  ==========

Direct margin increased to $6.7 million for the three months ended September 30, 2001 from $0.5 million for the three months ended September 30, 2000, and increased to $16.1 million for the nine months ended September 30, 2001 from $2.1 million for the nine months ended September 30, 2000. The growth in direct margin is due largely to the contribution from mortgage volume coupled with technology and process improvements. Additionally, the increase in direct margin is due to the positive spread of interest income over interest expense, as well as the addition of home equity.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses (excluding non-cash marketing costs) related to advertising, promotion and distribution partnerships and employee compensation and other expenses related to personnel. Sales and marketing expense decreased to $3.6 million for the three months ended September 30, 2001 from $6.3 million for the three months ended September 30, 2000 and decreased to $12.4 million for the nine months ended September 30, 2001 from $23.0 million for the nine months ended September 30, 2000. Sales and marketing expense decreased as a percentage of revenue from 70% to 21% for the three months ended September 30, 2000 and 2001, respectively, and decreased from 94% to 26% for the nine months ended September 30, 2000 and 2001, respectively. Sales and marketing expenses are expected to moderately increase in absolute dollars in the upcoming quarters.

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense decreased to $1.5 million for the three months ended September 30, 2001 from $1.7 million for the three months ended September 30, 2000, and increased to $4.9 million for the nine months ended September 30, 2001 from $4.5 million for the nine months ended September 30, 2000. Technology expense decreased as a percentage of revenue from 18% to 9% for the three months ended September 30, 2000 and 2001, respectively, and decreased from 18% to 10% for the nine months ended September 30, 2000 and 2001, respectively. The increase in absolute dollars during the nine months ended September 30, 2001, was primarily the result of the growth in engineering and management information systems personnel to support the expansion of online operations. Technology expenses are expected to stay relatively constant in absolute dollars in the upcoming quarters.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense decreased to $1.4 million for the three months ended September 30, 2001 from $1.5 million for the three months ended September 30, 2000 and decreased to $4.1 million for the nine months ended September 30, 2001 from $5.3 million for the nine months ended September 30, 2000. General and administrative expense decreased as a percentage of revenue from 17% to 8% for the three months ended September 30, 2000 and 2001, respectively, and decreased from 22% to 9% for the nine months ended September 30, 2000 and 2001, respectively. General and administrative expenses are expected to stay relatively constant in the upcoming quarters.

Amortization of Non-Cash Marketing Costs. In connection with a strategic marketing agreement signed in July 2000, E-LOAN issued two warrants to purchase a total of 13.1 million shares of common stock. The fair value of the warrants, as determined at the date of grant using the Black-Scholes option pricing model was $12.5 million and was recorded as a contra-equity account called marketing services receivable. The marketing services receivable was amortized on a straight-line basis over a one-year term and concluded amortization on June 30, 2001. For the nine months ended September 30, 2001, E-LOAN incurred $6.0 million in non-cash charges related to the amortization of the marketing services receivable.

Amortization of Unearned Compensation. Amortization of unearned compensation decreased from $1.7 million for the three months ended September 30, 2000 to $1.0 million for the three months ended September 30, 2001, and decreased to $2.3 million for the nine months ended September 30, 2001 from $8.1 million for the nine months ended September 30, 2000. The amortization of the unearned compensation charge will continue through the first quarter of 2003 on an accelerated basis with adjustments for cancellation of options related to employee turnover.

Amortization of Goodwill. Amortization of goodwill was $9.9 million and $8.3 million for the three months ended September 30, 2000 and 2001, and $29.8 million and $28.1 million for the nine months ended September 30, 2000 and 2001. E-LOAN was amortizing the goodwill and acquired intangible assets related to the acquisition of Electronic Vehicle Remarketing, Inc. on September 17, 1999, on a straight-line basis over two years. As of September 30, 2001, goodwill was fully amortized.

Other Income, net. Other income, net, decreased to $0.1 million for the three months ended September 30, 2001 from $0.5 million for the three months ended September 2000, and decreased to $0.4 million for the nine months ended September 30, 2001 from $1.1 million for the nine months ended September 30, 2000. The decrease is primarily attributable to the decrease of interest income on investments.

PRO FORMA NET INCOME/(LOSS) - (SUPPLEMENTAL)

E-LOAN provides pro forma net income and pro forma net income per share data as an alternative for understanding its operating results. These measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from pro forma measures used by other companies. Pro forma results exclude the effects of certain non-cash charges related to a compensation charge associated with E-LOAN's stock option plan, amortization of goodwill on the acquisition of Electronic Vehicle Remarketing, Inc., and amortization of non-cash marketing costs related to the issuance of warrants to purchase E-LOAN's common stock. Pro forma net income and pro forma net income per share are calculated as follows ($000s except per share amounts):

                                                 Three Months Ended    Nine Months Ended
                                                    September 30,         September 30,
                                                --------------------  --------------------
                                                   2000       2001       2000       2001
                                                ---------  ---------  ---------  ---------
Numerator:
     Net loss................................. $ (23,124) $  (9,011) $ (71,018) $ (41,448)
     Amortization of non-cash marketing costs.     2,985        --       3,504      5,970
     Amortization of unearned compensation....     1,723      1,045      8,109      2,323
     Amortization of goodwill and intangible
          assets..............................     9,933      8,278     29,800     28,145
                                                ---------  ---------  ---------  ---------
    Pro forma net income/(loss)............... $  (8,483) $     312  $ (29,605) $  (5,010)
                                                =========  =========  =========  =========
Denominator:
      Weighted average common shares basic
            and diluted.......................    52,949     53,830     46,291     53,746

Pro forma net income/(loss) per share:
      Basic and diluted....................... $   (0.16) $    0.01  $   (0.64) $   (0.09)
                                                =========  =========  =========  =========

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

Net cash used in operating activities was ($13.3) million and ($16.1) million for the nine months ended September 30, 2000 and 2001, respectively. Net cash used in operating activities during the nine months ended September 30, 2001 was primarily due to the net loss less amortization of unearned compensation, goodwill and non-cash marketing costs, off-set by uses of cash for increases in loans held-for-sale and other assets. Net cash used in operating activities during the nine months ended September 30, 2000, was primarily due to an increase in net losses less amortization of unearned compensation, goodwill and non-cash marketing costs, off-set by cash provided by the loans held for sale.

Net cash used in investing activities was ($5.5) million and ($1.4) million for the nine months ended September 30, 2000 and 2001, respectively. Net cash used in investing activities during these periods was primarily for the purchase of software, furniture, equipment and leasehold improvements.

Net cash provided by financing activities was $18.3 million and $16.3 million for the nine months ended September 30, 2000 and 2001, respectively. Net cash provided by financing activities in these periods was primarily from proceeds from borrowings under E-LOAN's warehouse lines of credit and other credit facilities, net proceeds from notes payable, as well as proceeds from the private placement in the nine months ended September 30, 2000.

As of December 31, 2000 and September 30, 2001, the Company had a warehouse line of credit for borrowings of up to $50 million for the interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage rates. Borrowings are collateralized by the mortgage loans held-for-sale. The committed line of credit expires on March 31, 2002. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires E-LOAN to comply with various financial and non-financial covenants. In particular, E-LOAN must maintain a minimum unrestricted cash balance of $15 million (excluding Documentary Drafts) in addition to the requirement that E-LOAN maintain at least one other warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding at the time of termination. E-LOAN was in compliance with these covenants during the year ended and at December 31, 2000 and September 30, 2001.

The Company has an agreement to finance up to $200 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors. Of this amount, $100 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. The line expires February 23, 2002. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of the higher of $20 million (including Restricted Cash, excluding Documentary Drafts) or the highest amount required by any other lender or agreement. In February 2001, the Company renewed its $200 million warehouse line requiring the restriction of $4.5 million in cash as additional collateral. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $50 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding at the time of termination. The Company was not in compliance with certain of these covenants during the year ended December 31, 2000 and subsequently obtained a waiver from the lender. E-LOAN was in compliance with these covenants at December 31, 2000 and September 30, 2001.

On April 2, 2001, the Company entered into an agreement for a $25 million line of credit for the interim financing of auto loans. The interest rate charged on this line is based on LIBOR plus 2.5%. The committed line expires on April 1, 2002. This line includes various financial and non-financial covenants. These covenants are no more restrictive than those on the Company's existing credit facilities. The Company was in compliance with these covenants at September 30, 2001.

On April 2, 2001, the Company entered into a loan agreement with Christian A. Larsen, the Company's Chairman of the Board and Chief Executive Officer, that provides the Company with the ability to draw funds up to an aggregate of $7.5 million upon demand. The borrowings have an interest rate of the lower of 12% or the maximum legal rate allowed. Any amounts outstanding under this agreement are due and payable no earlier than January 5, 2002. Additionally, as provided for in the loan agreement, the $7.5 million commitment was reduced to $2.5 million as part of the issuance of the convertible note to The Charles Schwab Corporation.

On July 12, 2001 the Company sold a $5.0 million convertible note to The Charles Schwab Corporation, which is convertible into shares of its common stock at a conversion price of $1.06 per share and which matures on January 19, 2003. The convertible note bears interest at a rate of 8% per annum and is payable quarterly.

E-LOAN believes that its existing cash and cash equivalents as of September 30, 2001 will be sufficient to fund its operating activities, capital expenditures and other obligations through the remainder of the year.

FORWARD LOOKING STATEMENTS

The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as the Company's plans to increase the number of purchase loans, the relative importance of loans E-LOAN originates and sells and growth in the number of applications received, statements regarding development of E-LOAN's business, future operating results, anticipated capital expenditures, the expectations as to the use of the capital resource and the availability of additional financing, and other statements contained in this Report regarding matters that are not historical facts, are only estimates or predictions and cannot be relied upon. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the company or actual results differing from the assumption underlying such statements. Such risks and assumptions include, but are not limited to, E-LOAN's ability to successfully promote and market its brand to current and new customers, generate customer demand for its products in regions of the country other than California, access additional debt or equity financing in the future, achieve acceptable pricing for its services, respond to increasing competition, and manage growth of E-LOAN's operations, as well as regulatory, legislative, and judicial developments that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Factors Affecting Future Operating Results" and other cautionary statements included herein. The Company disclaims any obligation to update information contained in any forward-looking statement.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

We Have a History of Losses, We May Continue to Incur Losses and We May Not Achieve or Maintain Profitability

We have not achieved profitability and may continue to incur operating losses. We incurred net losses of $23.1 million and $9.0 million for the three months ended September 30, 2000 and 2001, respectively. As of September 30, 2001, our accumulated deficit was $218.8 million. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to achieve and maintain profitability. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

Interest Rate Fluctuations Could Significantly Reduce Customers' Incentive to Refinance Existing Mortgage Loans

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

We Have Recently Experienced Significant Growth in Our Business, and If We Are Unable to Manage this Growth, Our Business Will Be Adversely Affected

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At September 30, 1999 and 2001, we had 267 and 386 full-time employees, respectively.

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

The Loss of One or More of Our Significant Distribution Partners Would Adversely Affect Our Business

We rely on Internet distribution partners to direct a significant number of prospective customers to our website. If we lose any of our significant distribution partners, we will likely fail to meet our growth objectives, both in terms of additional borrowers and increased brand awareness. In the aggregate, approximately 39% and 69% of our mortgage and auto loan applications, respectively, were derived from the websites of our distribution partners during the three months ended September 30, 2001. Our agreements with our distribution partners are typically short-term, from one to four years in length, and most can be terminated for any reason upon 30 to 60 days prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If any of these agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business would be adversely affected.

The Termination of One or More of Our Mortgage Funding Sources Would Adversely Affect Our Business

We depend on GMAC Bank, formerly GE Capital Mortgage Services, Inc. ("GE Capital"), to finance our self-funded mortgage loan activities through the warehouse credit facility they provide. We also depend on Greenwich Capital Financial Products, Inc. ("Greenwich Capital") to finance portions of our mortgage loan inventory pending ultimate sale to mortgage loan purchasers. If either of these warehouse credit facilities becomes unavailable, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants on either or both lines could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. In the past, we have had to obtain waivers from Greenwich Capital and GE Capital as a result of our failure to comply with covenants regarding the issuance of capital stock, excess asset purchases and the breach of financial ratios. Our agreement with Greenwich Capital expires in February 2002 and our agreement with GMAC Bank expires in March 2002. Upon expiration of these agreements management intends to renew or extend the warehouse credit facilities. However, we cannot assure you that these agreements will be renewed or extended past their current expiration dates, and additional sources of funding for our mortgage loans may not be available on favorable terms or at all.

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

If We Do Not Increase the Number of Auto Loan Lenders Who Fund Through Our Site Our Auto Loan Business Will Not Grow

To grow our auto loan business, we must broaden our offering of auto loans to a wide range of credit profiles. In order to fund auto loans to applicants throughout the credit spectrum, we must increase the number of lenders who make their loan products available through our site. We cannot assure you that we will be able to enter into arrangements with a sufficient number of other auto loan lenders on favorable terms or at all.

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

The Consumer Lending Industry is Intensely Competitive, and if We Fail to Successfully Compete in this Industry, Our Market Share and Business Will be Adversely Affected

The market for the origination of consumer loans is rapidly evolving, both online and through traditional channels, and competition for borrowers is intense and is expected to increase significantly in the future. E-LOAN faces competition from offline mortgage brokers and auto dealers, who as a group provide the majority of mortgage loans, HELOCs, and auto loans, respectively. In addition, E-LOAN competes directly with companies offering mortgage and auto loans over the Internet. Principal among these competitors are E-Trade Mortgage, Intuit QuickenLoans, LendingTree, and PeopleFirst. Traditional lenders, including Countrywide, Wells Fargo and Bank of America, also provide access to their loan offerings over the Internet. Increased competition, particularly online competition, could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business. Further, we cannot assure you that E-LOAN's competitors and potential competitors will not develop services and products that are equal or superior to those of E-LOAN or that achieve greater market acceptance than its products and services.

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

If We Fail to Comply with the Numerous Laws and Regulations that Govern Our Industry, Our Business Could be Adversely Affected

Our business must comply with all applicable state and federal laws, and with extensive and complex rules and regulations and licensing and examination requirements of, various federal, state and local government authorities. These rules impose obligations and restrictions on our mortgage and auto loan brokering and lending activities. In particular, these rules limit the broker fees, interest rates, finance charges and other fees we may assess, require extensive disclosure to our customers, prohibit discrimination and impose on us multiple qualification and licensing obligations. We may not always have been and may not always be in compliance with these requirements. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, voiding of loan contracts or security interests, indemnification liability or the obligation to repurchase loans sold to loan purchasers, rescission of mortgage loans, class action lawsuits, administrative enforcement actions and civil and criminal liability.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We have been named as a defendant in five related lawsuits filed in the Federal District Court for the Southern District of New York between August 10, 2001 and September 25, 2001. The lawsuits purport to be class actions filed on behalf of the plaintiffs and others similarly situated. They name as defendants E-LOAN, Christian Larsen, Janina Pawlowski, Frank Siskowski, Goldman Sachs & Co., Inc., FleetBoston Robertson Stephens, Inc., Merrill Lynch Pierce Fenner & Smith Incorporated, Credit Suisse First Boston Corp. and J.P. Morgan Chase & Co. The lawsuits allege, among other things, that Goldman Sachs & Co., Inc., FleetBoston Robertson Stephens, Inc., Merrill Lynch Pierce Fenner & Smith Incorporated, Credit Suisse First Boston Corp. and J.P. Morgan Chase & Co. violated Section 12(a) of the Securities Act of 1933 by receiving excessive and undisclosed commissions and fees, and by entering into unlawful private agreements with brokers' customers, and that all defendants violated Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 under the Securities Exchange Act of 1934 by making material false and misleading statements in our initial public offering prospectus concerning brokers' commissions and private agreements with brokers' customers. The plaintiffs in each action seek to recover damages on behalf of all those who purchased or otherwise acquired E-LOAN securities during the respective class period. We have been served with two of the complaints and have entered into a stipulation with plaintiffs' counsel for an extension of time to respond to the complaint. We intend to vigorously defend these lawsuits.

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

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Shares. On July 12, 2001 the Company sold a $5 million convertible note to The Charles Schwab Corporation which is convertible into shares of its common stock at a conversion price of $1.06 per share and which matures on January 19, 2003, and a warrant to purchase 1,389,000 shares of its common stock at an exercise price of $5.00 per share until July 25, 2003. The warrant was issued in consideration for the surrender of warrants expiring July 25, 2003, to purchase an aggregate of 6,600,000 shares of the Company's common stock at a price of $15.00 per share. The convertible note is secured by a security interest in certain of the Company's assets. The sale was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

3.1(1)	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999
3.2(2)	Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated February 15, 2001
3.3(3)	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001
10.1	Fourth Amendment to Marketing Agreement with Charles Schwab & Co., Inc. dated as of July 1, 2001*
10.2	Systems and Marketing Agreement with H&R Block Mortgage Corporation dated as of July 1, 2001*
10.3	Auto Loan Purchase and Sale Agreement with Compass Bank dated as of July 3, 2001*
10.4	First Modification of Loan Agreement and Other Loan Documents with Bank One, NA dated as of July 20, 2001*
10.5	Auto Loan Purchase and Sale Agreement with Patelco Credit Union dated as of August 3, 2001*
10.6	Correspondent Loan Purchase Agreement with CitiMortgage, Inc. dated as of August 7, 2001
10.7	Auto Loans Alliance Program Agreement with Household Automotive Credit Corporation and Household Bank, f.s.b. dated as of August 15, 2001*
10.8	Letter Agreement with GMAC Mortgage Corporation dated as of August 6, 2001
10.9	Warehouse Credit Agreement with GMAC Bank dated as of November 1, 2001
10.10	First Modification Agreement with GMAC Bank dated as of November 1, 2001
10.11	Warehouse Security Agreement with GMAC Bank dated as of November 1, 2001
10.12	Note in favor of GMAC Bank dated as of November 1, 2001

(1) Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 6, 2000, filed on August 14, 2000.

(2) Incorporated by reference to Exhibit 3.2 of the Company's Amendment to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed on April 23, 2001.

(3) Incorporated by reference to Exhibit 3.3 of the Company's Amendment to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed on April 23, 2001.

*Confidential Treatment Requested

(b)    Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

Dated: November 14, 2001

By:	/s/ Matthew Roberts

Matthew Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)