Form 10-K/A
period 2000-12-31
E LOAN INC
filed 2002-01-31
CIK 1082337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                       ON
                                   FORM 10-K/A

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


       Registrant's telephone number, including area code: (925) 241-2400
                                                           --------------

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

                                  E-LOAN, INC.
                                   FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                    CONTENTS

                                    PART II.


Item 7a.       Quantitative and Qualitative Disclosures About Market Risk  3

Item 8.        Financial Statements                                        4

                      Report of Independent Accountants                    4

                      Balance Sheets                                       5

                      Statements of Operations                             6

                      Statements of Stockholders' Equity (Deficit)         7

                      Statements of Cash Flows                             8

                      Notes to Financial Statements                        9

SIGNATURES                                                                27

                                EXPLANATORY NOTE

The Company is filing this Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2000 to add a new sentence to the end of the second paragraph in Item 7 (Quantitative and Qualitative Disclosures About Market Risk) and to align the discussion of revenues in Note 2 to the Company's Financial Statements to match with the tabular presentation of revenues in Note 12. This Amendment does not restate any of the financial statements contained in the Company's initial filing. Other than the aforementioned change, all other information included in the initial filing as amended by Amendment No. 1 on Form 10-K/A filed on April 23, 2001 is unchanged.

                                     PART II

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

E-LOAN attempts to minimize the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market, through its hedging activities. Individual mortgage loan risks are aggregated by note rate, mortgage loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. E-LOAN currently hedges its mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities and non-mandatory forward sale agreements with the ultimate investor. E-LOAN determines which alternative provides the best execution in the secondary market. In addition, E-LOAN does not believe its net interest income would be materially effected as a result of concurrent changes in long-term and short-term interest rates due to the short duration of time loans are held on the balance sheet prior to being sold to third party investors (on average fifteen to thirty days).

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


PricewaterhouseCoopers LLP


San Francisco, California
April 2, 2001

E-LOAN, INC.
BALANCE SHEETS
DECEMBER 31, 1999 AND 2000
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                    1999         2000
                                                                                 ---------    ---------
ASSETS
Current assets:
        Cash and cash equivalents                                                $  37,748    $  28,459
        Loans held-for-sale                                                         35,140       22,745
        Accounts receivable, prepaids and other current assets                       6,462       10,360
                                                                                 ---------    ---------
                        Total current assets                                        79,350       61,564
Furniture and equipment, net                                                         4,053        8,025
Deposits and other assets                                                            1,686        2,010
Goodwill and intangible assets                                                      67,878       28,144
                                                                                 ---------    ---------
                        Total assets                                             $ 152,967    $  99,743
                                                                                 =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Warehouse lines payable                                                  $  33,115    $  17,678
        Accounts payable, accrued expenses and other current liabilities            12,901       11,928
        Capital lease obligation, current portion                                      252          396
        Notes payable, current portion                                               1,167        1,167
                                                                                 ---------    ---------
                        Total current liabilities                                   47,435       31,169
Capital lease obligations, long term                                                   483          213
Notes payable, long term                                                             2,042          875
                                                                                 ---------    ---------
                        Total liabilities                                           49,960       32,257
                                                                                 ---------    ---------
Commitments and contingencies (Note 15):
Stockholders' equity:
      Preferred stock, 5,000,000 $0.001 par value shares authorized at
        December 31, 1999 and December 31, 2000; 0 shares issued and
        outstanding at December 31, 1999 and December 31, 2000                          --           --
      Common stock, 70,000,000 and 150,000,000 $0.001 par value shares authorized at December 31, 1999 and December 31, 2000; 41,679,243
        and 53,449,236 shares issued and outstanding at December 31, 1999
        and December 31, 2000                                                           42           53
Less: subscription receivable                                                           (4)          (4)
Marketing services receivable                                                         --         (5,970)
Unearned compensation                                                              (21,195)      (8,625)
Additional paid-in capital                                                         209,738      259,366
Accumulated deficit                                                                (85,574)    (177,334)
                                                                                 ---------    ---------
                        Total stockholders' equity                                 103,007       67,486
                                                                                 ---------    ---------
                        Total liabilities and stockholders' equity               $ 152,967       99,743
                                                                                 =========    =========

E-LOAN, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                             1998           1999         2000
                                                         ------------   -----------  -----------
Revenues (Note 12)                                       $      6,832   $    22,097  $    35,879
Operating expenses:
        Operations                                              8,257        22,779       31,747
        Sales and marketing                                     5,704        30,286       28,506
        Technology                                              1,346         3,595        6,207
        General and administrative                              1,619         6,859        6,840
        Non-cash marketing costs                                   --            --        6,490
        Amortization of unearned compensation                   1,251        23,116        9,392
        Amortization of goodwill and intangible assets             --        11,589       39,733
                                                         ------------   -----------  -----------
                Total operating expenses                       18,177        98,224      128,915
                                                         ------------   -----------  -----------
Loss from operations                                          (11,345)      (76,127)     (93,036)
Other income, net                                                 173         3,152        1,276
                                                         ------------   -----------  -----------
Net loss                                                 $    (11,172)  $   (72,975) $   (91,760)
                                                         ============   ===========  ===========
Net loss attributable to common stockholders             $    (12,185)  $   (74,017) $   (91,760)
                                                         ============   ===========  ===========
Net loss per share: (Note 2)
  Basic and diluted                                      $      (0.98)  $     (2.75) $     (1.91)
                                                         ============   ===========  ===========
  Weighted-average shares - basic and
  diluted                                                  12,400,284    26,900,863   48,071,654
                                                         ============   ===========  ===========

E-LOAN, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                      ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                      SERIES A                   SERIES B
                                                  PREFERRED STOCK             PREFERRED STOCK             COMMON   STOCK
                                                SHARES       AMOUNT         SHARES        AMOUNT        SHARES        AMOUNT
                                              -----------   ---------      ---------     ---------    -----------    --------

Balance at December 31, 1997                     428,635    $      91        430,207       $   411     12,255,000     $   12
Common stock issued for cash                                                                              136,488          1
Common stock issued for cash upon
  exercise of stock options                                                                               132,522         --
Accretion for preferred stock Series C
Accretion for preferred stock Series D
Issuance of warrants for capital lease
Issuance of warrants in relation to
  marketing agreements
Issuance of stock options for services
  rendered
Unearned compensation
Net loss
                                              -----------   ---------      ---------     ---------    -----------    --------
Balance at December 31, 1998                      428,635   $      91        430,207       $   411     12,524,010     $   13
Common stock issued for cash upon
  exercise of stock options                                                                               687,763          1
Accretion for preferred stock Series C
Accretion for preferred stock Series D
Charitable Contribution                                                                                    75,000         --
Issuance of warrant in relation to
  warehouse line
Issuance of stock options for consulting
  services rendered
Proceeds from Initial Public Offering
   and private placement, net of
   issuance costs of $2,281                                                                             4,980,061          5
Conversion of preferred stock                    (428,635)        (91)      (430,207)          411     20,493,921         20
Issuance of common stock in
   connection with acquisition                                                                          2,879,997          3
Obtained warrant and non-cash gain
  from settlement of dispute
Issuance of common stock through ESPP                                                                      38,491         --
Unearned compensation
Net loss
                                              -------------------------------------------------------------------------------
Balance at December 31, 1999                           --   $      --      $      --     $      --     41,679,243    $     42
Common stock issued for cash upon
   exercise of stock options                                                                              915,287           1
Exercise of warrants issued for capital lease                                                              43,148          --
Proceeds from Private Placement, net
  of issuance costs of $889                                                                            10,666,664          10
Issuance of common stock through ESPP                                                                     144,894          --
Marketing Services Receivable, net
  of amortization
Unearned compensation
Net loss
                                              -------------------------------------------------------------------------------
Balance at December 31, 2000                           --   $     --             --      $      --     53,449,236    $     53
                                              ===========   =========      ========      ========     ==========     ========


                                                                                          TOTAL
                         UNEARNED     ADDITIONAL        MARKETING        ACCUMU-        STOCKHOLDER'S
SUBSCRIPTION            COMPEN-          PAID-          SERVICES          LATED           EQUITY
RECEIVABLE                SATION       IN CAPITAL      RECEIVABLE        DEFICIT         (DEFICIT)
-------------           ---------      ----------      -----------      -----------     -----------
$       (4)             $      --      $     (49)      $        --      $   (1,427)     $     (966)
                                              19                                                20

                                               3                                                 3
                                            (500)                                             (500)
                                            (513)                                             (513)
                                              29                                                29


                                             640                                               640


                                              24                                                24
                           (4,477)         5,728                                             1,251
                                                                           (11,172)        (11,172)
-----------             ---------      ----------      -----------      -----------     -----------
$       (4)                (4,477)       $ 5,381       $        --      $  (12,599)        (11,184)

                                             207                                               208
                                            (260)                                             (260)
                                            (782)                                             (782)
                                             900                                               900


                                             290                                               290


                                             198                                               198



                                          62,552                                            62,557
                                          23,767                                            23,285

                                          80,274                                            80,277


                                          (3,081)                                           (3,081)
                                             458                                               458
                          (16,718)        39,834                                            23,116
                                                                           (72,975)        (72,975)
---------------------------------------------------------------------------------------------------
$       (4)            $  (21,195)     $ 209,738       $        --    $    (85,574)      $ 103,007

                                             616                                               617
                                              30                                                30

                                          39,100                                            39,110
                                             600                                               600

                                          12,460            (5,970)                          6,490
                           12,570         (3,178)                                            9,392
                                                                           (91,760)        (91,760)
---------------------------------------------------------------------------------------------------
$       (4)            $   (8,625)     $ 259,366        $   (5,970)   $   (177,334)      $  67,486
===========            ==========      =========        ==========    ============       =========

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
($ IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        1998           1999           2000
                                                                     -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                                           $   (11,172)   $   (72,975)   $   (91,760)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of unearned compensation                                  1,251         23,116          9,392
    Charitable contribution of common stock                                   --            900             --
    Non-cash gain on settlement of dispute                                    --         (2,891)            --
    Amortization of goodwill and intangible assets                            --         11,589         39,733
    Non-cash marketing costs                                                  --             --          6,490
    Depreciation and amortization of fixed assets                            513          1,188          2,351
    Loss on disposal of furniture and equipment                               41             --             --
    Changes in operating assets and liabilities:
      Accounts receivable, prepaids, deposits and other assets            (1,019)        (5,973)        (4,222)
      Net change in loans held for sale                                  (42,154)         7,014         12,395
      Accounts payable, accrued expenses and other payables                2,136         10,227           (973)
                                                                     -----------    -----------    -----------
        Net cash used in operating activities                            (50,404)       (27,805)       (26,594)
                                                                     -----------    -----------    -----------
Cash flows from investing activities:
  Acquisition of furniture, equipment and software                        (1,609)        (2,874)        (6,187)
  Net cash received in connection with acquisition
      of CarFinance.com                                                       --            813             --
                                                                     -----------    -----------    -----------
        Cash used in investing activities                                 (1,609)        (2,061)        (6,187)
                                                                     -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                 23         63,223         40,357
  Payments on obligations under capital leases, net                          (27)          (236)          (262)
  Proceeds from notes payable                                                642          7,859             --
  Payments on notes payable                                                  (79)        (5,291)        (1,167)
  Proceeds from warehouse lines payable                                  241,242      1,095,860        960,684
  Repayments of warehouse lines payable                                 (200,196)    (1,103,791)      (976,120)
  Proceeds from issuance of preferred stock, net                          15,331            849             --
                                                                     -----------    -----------    -----------
        Net cash provided by financing activities                         56,936         58,473         23,492
                                                                     -----------    -----------    -----------
Net increase (decrease) in cash                                            4,923         28,607         (9,289)
Cash and cash equivalents, beginning of period                             4,218          9,141         37,748
                                                                     -----------    -----------    -----------
Cash and cash equivalents, end of period                             $     9,141    $    37,748    $    28,459
                                                                     ===========    ===========    ===========
Supplemental cash flow information:
  Cash paid for interest                                             $       589    $     5,335    $     5,994
                                                                     ===========    ===========    ===========
Noncash investing and financing activities:
  Furniture, equipment and software under capital leases             $       999    $        --    $       136
  Acquisition of CarFinance.com for common stock                              --         80,277             --
                                                                     -----------    -----------    -----------
                                                                     $       999    $    80,277    $       136
                                                                     ===========    ===========    ===========

                                  E-LOAN, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

     The following is a proforma summary of the unaudited consolidated statement of operations of the Company for the years ended December 31, 1998 and 1999, assuming the above acquisition had taken place as of January 1, 1998 and 1999:

                                                  DECEMBER 31,
                                        ---------------------------------
                                             1998               1999
                                        -------------       -------------
                                        ($ IN THOUSANDS, EXCEPT PER SHARE
                                                    AMOUNTS)

                                                   UNAUDITED

Revenues                                $      8,648         $     26,037
Net loss                                $    (52,292)        $   (101,821)
Net loss per share:
        Basic and diluted                      (1.74)               (2.56)
                                        ============         ============
Weighted average number of shares         30,033,119           39,765,030
                                        ------------         ------------

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

   CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase and documentary drafts, to be cash equivalents. Both cash equivalents and short term investments are considered available-for-sale securities and are carried at amortized cost, which approximates fair value. As more fully described in
   Note 17, the Company must maintain a minimum cash and cash equivalents balance of the higher of $20 million or the highest amount required by any other lender or agreement. The following summarizes cash and cash equivalents at December 31, 1999 and 2000 (in thousands):


                                                 DECEMBER 31,
                                              1999           2000
                                           ----------    -----------
                  Cash .................   $    4,651    $    12,290
                  Commercial  paper ....       33,097          8,524
                  Documentary drafts ...           --          7,645
                                           ----------    -----------
                                           $   37,748    $    28,459
                                           ==========    ===========


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

   LOANS HELD FOR SALE

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

   IMPAIRMENT OF LONG LIVED ASSETS

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

   REVENUE

         MORTGAGE REVENUES

         Mortgage revenues are derived from the origination and sale of self-funded loans and, to a lesser extent, from the brokering of loans. Brokered loans are funded through lending partners and the Company never takes title to the mortgage. Brokerage revenues are comprised of the mark-up to the lending partner's loan price, and processing and credit reporting fees. These revenues are recognized at the time a loan is closed. Self-funded loans are funded through the Company's warehouse lines of credit and sold to mortgage loan purchasers. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs, other processing fees and interest paid by borrowers on loans that the Company holds for sale. These revenues are recognized at the time the loan is sold.

         INTEREST INCOME ON MORTGAGE AND HOME EQUITY LOANS

         Interest income on mortgage and home equity loans is generated by the loan amount times the rate from time of funding through time of sale.

         HOME EQUITY LINE OF CREDIT

         In the fourth quarter of 2000, the Company began home equity loan origination and sale operations. Home equity revenues are derived from the origination and sale of self-funded loans. Self-funded loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs, other processing fees and interest paid by borrowers on loans that the Company holds for sale. These revenues are recognized at the time the loan is sold.

         AUTO REVENUES

         Auto revenues are derived from the origination and sale of self-funded loans and from the brokering of auto loans. Auto brokerage revenues are primarily comprised of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is closed. Self-funded loans are funded using the Company's balance sheet and sold to auto loan purchasers. Self-funded loan revenues also consist of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time the loan is sold.

         CREDIT CARD AND OTHER

         Credit card and other revenues are derived from the fees paid by various partners in exchange for consumer loan referrals. The current loan programs offered include credit card and small business loans.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (dollars in thousands, except per share amounts):

                                                                     YEARS ENDED DECEMBER 31,
                                                        -----------------------------    -----------
                                                             1998             1999           2000
                                                        -------------     -----------    -----------
        Numerator:
          Net loss ..................................   $     (11,172)    $   (72,975)   $   (91,760)
          Accretion of Series C and D mandatorily
            redeemable convertible preferred
              stock to redemption value .............          (1,013)         (1,042)            --
                                                        -------------     -----------    -----------
          Net loss available to common
            stockholders ............................   $     (12,185)    $   (74,017)   $   (91,760)
                                                        =============     ===========    ===========
        Denominator:
          Weighted average common shares -
            basic and diliuted ......................      12,400,284      26,900,863     48,071,654
                                                        -------------     -----------    -----------
        Net loss per share:
            Basic and diliuted ......................   $       (0.98)    $     (2.75)   $     (1.91)
                                                        =============     ===========    ===========

                                                            YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                   1998              1999           2000
                                               ------------     -------------   --------------
                                                               ($ IN THOUSANDS)
Numerator:
  Net loss                                     $    (11,172)    $     (72,975)  $      (91,760)
  Accretion of Series C and D mandatorily
     redeemable convertible preferred
     stock to redemption value                       (1,013)           (1,042)              --
                                               ------------     -------------   --------------
       Net loss available to common
         stockholders                          $    (12,185)    $     (74,017)  $      (91,760)
                                               ============     =============   ==============
Denominator:
  Weighted average common shares
     basic and diluted                           12,400,284        26,900,863       48,071,654
                                               ------------     -------------   --------------
Net loss per share:
  Basic and diluted                            $      (0.98)    $       (2.75)  $        (1.91)
                                               ============     =============   ==============

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

6.   FURNITURE AND EQUIPMENT

     Furniture and equipment are recorded at cost and consist of the following:

                                                            DECEMBER 31,
                                                    ---------------------------
                                                       1999            2000
                                                    -----------     -----------
                                                         ($ IN THOUSANDS)

        Computer equipment and software             $     3,408     $     7,629
        Furniture and fixtures                              871           1,556
        Equipment and software under capital leases         999           1,133
        Leasehold improvements                              317           1,600
                                                    -----------     -----------
                                                          5,595          11,918
        Accumulated depreciation and amortization        (1,542)         (3,893)
                                                    -----------     -----------
                                                    $     4,053     $     8,025
                                                    ===========     ===========

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

      The primary components of temporary differences, which give rise to deferred taxes are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                     1998           1999            2000
                                                  ----------    -----------      -----------
                                                              ($ IN THOUSANDS)
          Deferred tax assets:
             Net operating loss carryforwards     $    4,193    $    16,660      $    34,102
             Other                                       228          1,258              600
                                                  ----------    -----------      -----------

                  Total deferred tax assets            4,421         17,918           34,702
                                                  ----------    -----------      -----------
          Valuation allowance                         (4,421)       (17,918)         (34,702)

                                                  $       --    $        --      $        --
                                                  ==========    ===========      ===========

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



9.    NOTES PAYABLE

      In December 1998, the Company entered into a credit facility in the principal amount of $3 million for equipment financing, which has an interest rate of prime plus 0.50%. At December 31, 2000, $2.0 million was outstanding under this credit facility. This credit facility requires the Company to meet various financial covenants. The Company was not in compliance with certain of these covenants during the year ended December 31, 2000 and subsequently obtained a waiver from the lender. The Company was in compliance with these covenants at December 31, 2000.

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


                                                     YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                   1998       1999       2000
                                                  ------    -------     ------
         Stock option plan:
           Expected stock price volatility         0.00%    80.00%(1)    80.00%
           Risk-free interest rate                 5.00%     6.54%        5.88%
           Expected life of options (years)         5         5             5

         Stock purchase plan:
           Expected stock price volatility         0.00%    80.00%       80.00%
           Risk-free interest rate                 0.00%     6.54%        6.34%
           Expected life of options (years)         --        2             2

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

         The following pro forma net loss information has been prepared as if the Company had followed the provisions of SFAS No. 123:


                                           YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------
                                     1998              1999           2000
                                 ------------      ------------   ------------
                                                ($ IN THOUSANDS)
         Net loss:
                 As reported     $    (11,172)    $   (72,975)    $   (91,760)
                 Pro forma       $    (11,210)    $   (75,483)    $   (99,535)
         Net loss per share:
                 As reported     $      (0.98)    $     (2.75)    $     (1.91)
                 Pro forma       $      (0.99)    $     (2.80)    $     (2.07)



A summary of the status of the Company's stock option plan and changes during those periods is presented below:

                                                                   YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------------------------------
                                              1998                          1999                           2000
                                   ------------------------------ -----------------------------  -------------------------------
                                    NUMBER OF     EXERCISE PRICE   NUMBER OF    EXERCISE PRICE    NUMBER OF    EXERCISE PRICE
                                      SHARES        PER SHARE        SHARES        PER SHARE        SHARES        PER SHARE
                                   ------------  ----------------  -----------  ----------------  ----------   ----------------
         Outstanding at
            beginning of year         1,835,649    $0.05 - $0.32    3,746,118    $0.05 - $1.33     7,375,614    $0.05 - $46.00
         Granted                      3,084,627    $0.05 - $1.33    4,961,910    $2.00 - $46.00    6,458,404    $0.375 - $16.75
         Exercised                     (132,522)   $0.05 - $0.22     (687,763)   $0.05 - $2.00      (915,287)   $0.05 - $10.00
         Terminated/forfeited        (1,041,636)   $0.05 - $1.33     (644,651)   $0.05 - $46,00    3,442,436    $0.05 - $46.00
                                   ------------  ----------------  -----------  ----------------  ----------   ----------------
         Outstanding,
            at end of year            3,746,118    $0.05 - $1.33    7,375,614    $0.05 - $46.00    9,476,295    $0.05 - $46.00
                                   ============  ================  ===========  ================  ==========   ===============
         Options exercisable
             at end of year             496,437    $0.05 - $1.00      932,779    $0.05 - $23.38    2,067,531    $0.05 - $46.00
                                   ============  ================  ===========  ================  ==========   ===============

The following table summarizes information about stock options outstanding at December 31, 1999:

                                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                       ------------------------------------------------ --------------------------------
                                                         WEIGHTED
                                         WEIGHTED         AVERAGE                           WEIGHTED
         RANGE OF          NUMBER        AVERAGE         REMAINING          NUMBER          AVERAGE
      EXERCISE PRICES    OUTSTANDING  EXERCISE PRICE  CONTRACTUAL LIFE    EXERCISABLE     EXERCISE PRICE
    ------------------ ------------- --------------  ----------------    -----------     ---------------
     $0.05 - $2.00       5,036,067        $1.22             8.75           852,650             $0.64
     $10.00 - $19.31     1,805,122       $15.23             9.43            79,629            $11.49
     $20.00 - $26.25       481,425       $22.55             9.82               500            $23.38
     $31.06 - $46.00        53,000       $34.60             9.69                --                --
                       -------------                                      --------
                         7,375,614                                         932,779
                       =============                                      ========

The following table summarizes information about stock options outstanding at December 31, 2000:

                                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                       ------------------------------------------------ --------------------------------
                                                         WEIGHTED
                                         WEIGHTED         AVERAGE                             WEIGHTED
         RANGE OF          NUMBER        AVERAGE         REMAINING          NUMBER            AVERAGE
      EXERCISE PRICES    OUTSTANDING  EXERCISE PRICE  CONTRACTUAL LIFE    EXERCISABLE     EXERCISE PRICE
     ----------------- -------------  --------------  ----------------  -------------     ---------------
       $0.05 - $2.00     5,252,429         $1.36           8.64            1,629,449          $1.39
      $2.06 - $19.13     3,915,535         $7.12           9.29              344,868          $14.22
     $20.44 - $26.25       284,331        $22.27           8.80               85,553          $22.20
     $32.63 - $46.00        24,000        $35.11          8.68                 7,661          $35.35
                       -------------                                    ------------
                         9,476,295                                         2,067,531
                       =============                                    ============

12.  REVENUES AND OTHER INCOME, NET

         The following table provides the components of revenues:

                                                             YEARS ENDED DECEMBER 31,
                                                       -------------------------------------
                                                         1998        1999            2000
                                                       ---------  -----------     ----------
                                                                ($ IN THOUSANDS)

             Revenues:
               Mortgage revenues                       $   6,166   $   13,569     $   16,400
               Interest income on mortgage and home
                 equity loans                                666        5,049          5,448
               Home equity line of credit                     --           --            192
               Auto revenues                                  --        2,887         13,019
               Credit card and other                          --          592            820
                                                       ---------   ----------     ----------
                   Total revenues                      $   6,832   $   22,097     $   35,879
                                                       =========   ==========     ==========

     The following table provides the components of other income, net:

                                                     YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   -------   --------  --------

                                                        ($ IN THOUSANDS)

             Interest on short-term investments    $   237   $  1,104  $  1,707
             Interest expense on non-warehouse
               facility borrowings                     (64)      (311)     (314)
             Equity investment loss                     --       (132)     (117)
             Non-cash gain on settlement of dispute     --      2,891        --
             Settlement of trademark dispute            --       (400)       --
                                                   ----------------------------
                                                   $   173   $  3,152   $ 1,276
                                                   =======   ========   =======

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

13.  OPERATING EXPENSES

                                                               YEARS ENDED DECEMBER 31,
                                                         ------------------------------------
                                                            1998         1999         2000
                                                         ----------   ----------   ----------
                                                                   ($ in thousands)
        Compensation and benefits                        $    7,387   $   17,423   $   22,119
        Processing costs                                      1,220        2,495        5,171
        Advertising and marketing                             5,119       26,937       25,323
        Professional services                                   308        4,356        6,075
        Occupancy costs                                         375        2,715        3,978
        Computer and internet                                   249          704          843
        General and administrative                            1,510        3,470        4,356
        Interest expense on warehouse borrowings                758        5,419        5,435
        Amortization of unearned compensation                 1,251       23,116        9,392
        Amortization of goodwill and intangible assets           --       11,589       39,733
        Non-cash marketing costs                                 --           --        6,490
                                                         ----------   ----------   ----------
                Total operating expenses                 $   18,177   $   98,224   $  128,915
                                                         ==========   ==========   ==========

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


     The Company's lease obligations under capital and operating leases are as follows:

                YEARS ENDING DECEMBER 31,                           CAPITAL          OPERATING
                                                                    --------        -----------
                                                                         ($ IN THOUSANDS)
                    2001                                           $   513           $   1,641
                    2002                                               179               1,598
                    2003                                                --               1,637
                    2004                                                --               1,557
                    2005 and thereafter                                 --                 178
                                                                   --------          -----------
                Total minimum lease payments                           692           $   6,611
                                                                                     ===========
                Less amount representing interest                      (83)
                                                                   --------
                Present value of minimum lease payments                609

                Less current portion of capital lease obligations     (396)
                                                                   --------

                Long-term portion                                  $   213
                                                                   =======

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




                                            E-LOAN, Inc.


Date: January 31, 2002                      /s/ MATTHEW ROBERTS
                                            ------------------------------------
                                            Matthew Roberts
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)