Form 10-Q/A
period 2001-06-30
E LOAN INC
filed 2002-01-31
CIK 1082337

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

                        Commission File Number: 000-25621

                                  E-LOAN, INC.
                                  ------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                             77-0460084
             --------                                             ----------
   (State or other jurisdiction                                (I.R.S. Employer
of Incorporation or organization)                            Identification No.)

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

                                  E-LOAN, INC.
                                   FORM 10-Q/A
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                    CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     3

SIGNATURES                                                                     9

                                EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A for the fiscal quarter ended June 30, 2001 to move the pro forma net loss discussion under Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) to the end of such Item and to include a table within Item 2 which reconciles net income with pro forma results. This Amendment does not restate any of the financial statements contained in the Company's initial filing. Other than the aforementioned change, all other information included in the initial filing is unchanged.

                                     PART I

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

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       ------------------    ------------------
                                         2000       2001       2000       2001
                                       -------    -------    -------    -------
Revenues                                   100%       100%       100%       100%
Operating expenses:
  Operations                                85%        70%        90%        70%
  Sales and marketing                       90%        26%       107%        28%
  Technology                                20%        11%        18%        11%
  General and administrative                23%         8%        24%         9%
  Amortization of non-cash
    marketing costs                          6%        20%         3%        19%
  Amortization of unearned
    compensation                            34%         7%        41%         4%
  Amortization of goodwill and
    intangible assets                      117%        65%       128%        63%
                                       -------    -------    -------    -------
  Total operating expenses                 375%       207%       411%       204%
                                       -------    -------    -------    -------
Loss from operations                      -275%      -107%      -311%      -104%
  Other income, net                          2%         2%         4%         1%
                                       -------    -------    -------    -------
Net loss                                  -273%      -105%      -307%      -103%
                                       =======    =======    =======    =======


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

PRO FORMA NET LOSS (SUPPLEMENTAL)

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

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30,                JUNE 30,
                                   --------------------    --------------------
                                     2000        2001        2000        2001
                                   --------    --------    --------    --------
Numerator:
  Net loss ......................  $(23,112)   $(16,120)   $(47,893)   $(32,437)
  Amortization of non-cash
    marketing costs .............       519       2,985         519       5,970
  Amortization of unearned
    compensation ................     2,918       1,020       6,386       1,278
  Amortization of goodwill and
    intangible assets ...........     9,933       9,933      19,867      19,867
                                   --------    --------    --------    --------
  Pro forma net loss ............  $ (9,742)   $ (2,182)   $(21,121)   $ (5,322)
                                   ========    ========    ========    ========
Denominator:
  Weighted average common shares
    basic and diluted ...........    43,933      53,781      42,907      53,703

Pro forma net loss per share:
  Basic and diluted .............  $  (0.22)   $  (0.04)   $  (0.49)   $  (0.10)
                                   ========    ========    ========    ========


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

                                        E-LOAN, Inc.


Date: January 31, 2002                  /s/ Matthew Roberts
                                        ----------------------------------------
                                        Matthew Roberts
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)