Form 10-K
period 2001-12-31
E LOAN INC
filed 2002-04-01
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number    000-25621

E-LOAN, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0460084
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5875 Arnold Road, Suite 100
Dublin, California   94568
(Address of Principal Executive Offices including Zip Code)

(925) 241-2400
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001 PAR VALUE
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [     ]

      The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 15, 2002 is approximately $81,000,000. The total number of shares of common stock outstanding as of March 15, 2002 was 54,041,623.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 14, 2002 are incorporated by reference hereof.

E-LOAN, INC.

2001 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BACKGROUND

E-LOAN, Inc. was incorporated on August 26, 1996 and began marketing its services in June 1997. Our purpose is to make the entire loan process not only more affordable but actually enjoyable. We are a leading online provider of loans directly to consumers, offering borrowers a variety of purchase and refinance mortgage loans, auto loans, and home equity loans and lines of credit to suit their financial needs. We also offer access to credit cards, unsecured personal loans and education loans supplied by third-party providers.

We originate loans through our website and by telephone, fund the loan using warehouse and other lines of credit, and then promptly sell closed loans into the secondary capital markets. Our principal sources of income are gains from the sale of mortgage, home equity, and auto loans which are derived based on a mark-up to the secondary market investor price, and interest income earned on loans during the brief period that they are held pending sale. All loans are underwritten pursuant to standards we establish to conform to the underwriting criteria of the ultimate purchasers of the loans. In this way, we minimize our credit risk with our loan products.

Product diversification. We offer diversified loan products - mortgage, home equity, and auto - in order to reach more potential customers regardless of the interest rate market. We are able to shift resources such as marketing and operations expenses among our products to take advantage of seasonal and cyclical lending opportunities as the mix of business changes in response to interest rate and economic conditions. This product diversification strategy helps reduce volatility and provide more stability through a range of economic cycles. When interest rates are low, consumers refinance higher interest rate home and auto loans to lower their overall borrowing costs. When interest rates are higher, consumers still have the need to borrow and are concerned about finding the best loan - perhaps a home equity line of credit - to meet their needs for such uses as home improvement or paying for college education.

Low Cost Producer Strategy. Our business model starts with a focus on being a low cost producer of loans. Low cost producer refers to the expense required to originate and sell a loan. This low cost position enables us to offer consumers great rates with fast service. Highly satisfied customers will help drive overall consumer adoption and our overall share of the lending market. Increased market share will drive economies of scale that further help lower our costs to originate and sell loans.

Business model. Our business model seeks to transform the traditional loan process by focusing on all three parts of the loan transaction: point of sale, transaction fulfillment, and sale of the loan to the capital markets. At the point of sale, we have reengineered the lending process to lower the cost to consumers, improve their control over the process, and expand the number of loan options compared with what consumers typically find in the offline world. We provide a clear means to compare and contrast loan products by making their true cost as transparent as possible. With strong capital market relationships, we underwrite and fund our loans as compared to a broker who serves as an intermediary. Control over loan fulfillment allows us to streamline processes and help eliminate inefficiencies, saving borrowers time and money. Finally, when selling loans we sell to the highest bidder in the capital markets. This allows us to offer borrowers the lowest rates available from a broad range of loan purchasers in the capital markets. The ability to innovate in all three parts of the loan transaction allows us to take full advantage of the enormous opportunities in online consumer lending.

INDUSTRY BACKGROUND

Shortcomings of the Traditional Consumer Debt Market

Consumers seeking financing for homes, cars or other purchases often encounter obstacles in obtaining multiple rate quotes, unbiased advice, thorough comparisons of loan products and timely credit decisions. For consumers, obtaining a home loan often represents an especially difficult transaction. While not as complex or difficult, obtaining an auto loan can be an especially aggravating and potentially costly transaction.

Traditional Mortgage and Home Equity Lending. While increased competition in the mortgage industry over the past decade has resulted in tremendous innovation in the mortgage loan choices available to consumers, the level of complexity associated with these loans has also increased. In addition, the underwriting and lending processes remain paper-based and time-intensive, with little visibility into the process for consumers. As a result, we believe that the traditional mortgage lending process causes many consumers to feel:

  uncertain that their single source lenders and brokers are providing unbiased advice and are recommending the most suitable loan products;

  skeptical that rates initially quoted will ultimately be available;

  intimidated by the number and variety of loan products available;

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

Traditional Auto Financing. In the auto lending arena, consumers (prior to the increase in the popularity of the Internet) have relied largely upon local auto dealerships to provide financing. This is due in part to the difficulty in obtaining loan information from a variety of national lenders for comparison. Because direct lenders only offer their own products, it may be time-consuming and frustrating for a borrower to search for the lowest rate by comparing loans among several local lenders in the consumer's area. Traditionally, dealers have bundled financing with the sale of the car, and as a result, dealers can manipulate the terms of the financing package to compensate for any price concessions the buyer may negotiate for the vehicle. The elements of the loan, such as payment, term, and interest rate may not be easily understood and transparent to the buyer, because the dealer has little incentive to make it so.

Market opportunity

The consumer debt market is substantial and highly fragmented among many lenders. The evolution of Internet usage and the lending industry's adoption of electronic solutions to traditionally paper based processes provide for a significant growth opportunity within this market.

Consumer Debt Market. According to industry sources, the 2001 U.S. consumer debt market for our focus products totaled approximately $2.8 trillion in originations, which is comprised of approximately $2.0 trillion in mortgage loans (approximately $1.1 trillion of which were refinance transactions), approximately $422.0 billion in home equity loans and approximately $400.0 billion in auto loans. The average mortgage market totaled a significant $1.5 trillion in annual loan originations over the past four years (1998-2001), and 2001 was a record year for mortgage refinance loan activity.

Research from Tower Group [August 2001] projects steady growth for online mortgage lending over the next four years. In 2000, online mortgage loan sales reached approximately $13.0 billion, or 1.3 percent of total U.S. mortgage loans originated for that year, and in 2001, online mortgage loan sales reached approximately $45.0 billion. Tower Group forecasts that total online mortgage sales will grow to $180.0 billion in 2005, accounting for more than 12 percent of total U.S. mortgages.

Internet Market Evolution. The last several years have seen a tremendous change in consumer adoption of the Internet with early usage centered on finding information; people have moved to conducting simple transactions such as buying books online, and then to using the Internet to buy airline tickets and make stock trades. Research conducted by the Pew Internet and American Life Project confirms the perception that consumers first go online for email, games and information searches. Then they tend to look at research on products and finance, and after some experience of online life they make a purchase online, which involves more trust and faith in an online business to keep their critical personal and financial information secure. Jupiter Media Metrix, an online research and consulting firm, predicts that as these Internet users become more comfortable with the Internet, they will continue to make more ambitious purchases. Jupiter estimates that online shoppers now number 67 million and estimates that this will grow to 132 million over the next four years. The number of affluent online shoppers, defined as those with household incomes over $75,000, is projected to grow from 26 million today to 44 million over the same time period. We believe this evolution will significantly contribute to consumer adoption of online lending over the coming years.

Loan products are ideally suited to fulfillment over the Internet because they are often complex, requiring extensive consumer research to find the right product and provider, and do not require the consumer, provider and product to be in physical proximity. Loans - as opposed to other products marketed online, such as computers - have the potential to evolve into a completely electronic product. The Internet gives consumers informational links and graphical interfaces for comparing competing loan products, as well as transaction capabilities to complete their loan.

PRODUCTS AND SERVICES

The E-Loan Solution

We make the loan process more affordable by using the technology of the Internet to find the right loan for the consumer, to streamline every aspect of the loan application and approval process, and to pass cost savings on to consumers. We eliminate unnecessary, commissioned financing intermediaries such as mortgage brokers and auto dealer finance salespeople. We eliminate most traditional lender fees such as administration, commitment, processing, underwriting, wire transfer, or document preparation, which can exceed $1,500 for a mortgage. Our website is designed to offer prospective borrowers easy access to rate quotes, information about loan fulfillment and a variety of interactive tools and services to help them understand their options and make the best choices for their personal situations. At our website, borrowers can:

  quickly search a database of loan products from a variety of capital market sources;
  compare two or more loans along many characteristics;
  use a calculator to determine the size of the loan for which they will qualify;
  apply for loans online;
  receive a credit decision in a very short time;
  obtain a mortgage loan pre-approval letter;
  set up rate watch and monitoring accounts so that they can receive automatic notification;
  receive overnight documentary drafts to take to auto dealers; and
  track their loan applications online through our unique E-Track service that monitors every stage of their loan application in real time.

Given the range of consumer debt products and the difficulties consumers face in accessing and evaluating a variety of loan options, we believe we have a substantial opportunity to market debt products online in a convenient, cost-effective way and to build a leading national brand name in consumer lending.

E-LOAN Innovations

We continuously look for ways to break down barriers and eliminate redundant steps to make the loan process significantly faster, easier and far less expensive for both consumers and ourselves. Our loan process starts electronically with the customer and stays that way. From the start to the end of the process, the loan information is not re-entered by anyone at E-LOAN or by anyone at the secondary market loan purchaser. Where technology and automation make sense, we use it. Where a person can make a distinct difference, such as consulting with a customer, our team members provide professional advice.

Some of the important innovations that we have introduced to date include E-Track, analytical loan recommendations, ongoing mortgage monitoring, our proprietary underwriting system, online disclosures, and flash funding.

E-Track. We have developed a proprietary online tracking system, E-Track, in order to make the loan application process more open and convenient for consumers. We establish an E-Track account for each customer at the time an application is completed online. Each E-Track account is personalized and password-protected and contains important information, such as documentation requirements and deadlines, that pertain to the loan. All of this information is updated in real time as the loan application is processed. In addition to the E-Track system, our customer service representatives provide as much personal contact and information as the consumer desires.

Analytical Loan Recommendations. We provide borrowers with recommendations regarding available loan products. We formulate our recommendations by using powerful comparative and analytical tools designed to assist the borrower in determining the most suitable product available through E-LOAN. These recommendations are based solely on borrower-provided information and criteria.

Ongoing Mortgage Monitoring. We enable customers to obtain information in order to make refinance decisions by continuously comparing their existing loan to new products available through E-LOAN and alerting them to opportunities to save money over the life of their loan. Our monitoring algorithm takes into account the borrower's investment objectives, prospective hold period, risk profile and marginal tax rates. This capability promotes long-term relationships with our customers.

Proprietary Underwriting System. A mortgage and home equity loan application is immediately passed through an automated series of credit filters, and then, if credit qualified, immediately passed through our proprietary underwriting engine. Within approximately two minutes of customer submission -- and without any human effort or underwriting charges except for the cost of a credit report -- the loan is automatically underwritten and an email response is sent to the customer. At the same time, the output of our underwriting engine is passed on in an easy to read electronic format to a loan consultant for immediate follow up with the customer.

Online Disclosures. The disclosures that are required by various federal and state laws and regulations are accepted in electronic form by a majority of our mortgage and home equity customers, enabling fast and easily navigable access using our proprietary E-Track system. In addition, we now post federally required decline letters electronically, eliminating shipping and handling costs.

Flash Funding. For a majority of our mortgage loan sales, we use our flash funding process. Using this process, all of the information we have on the loan is sent across an electronic bridge to the loan purchaser, where it is automatically loaded into their servicing system, eliminating almost all of the manual effort required on their end. A handful of the key customer signed documents are mailed to the loan purchaser; the remainder of the loan file is immediately sent to storage. We receive the loan purchaser's electronic acknowledgment and payment for the loan in days, not weeks, enabling us to better manage interest rate spreads, hedge costs, and working capital.

Business Development

The following are key areas of focus to further develop our business:

Expanding Capital Markets Development and Consumer Debt Offerings. We believe that our ability to satisfy customers' specific borrowing requirements by offering a comprehensive selection of consumer debt products available online nationwide is one of our greatest competitive advantages. We intend to continue to seek ways to increase the breath of our capital market sources in order to expand the number and variety of product choices available for consumers while also improving our pricing flexibility.

Automating the Lending Process Comprehensively. We intend to further streamline and automate our processes in order to eliminate the inefficiencies and unnecessary steps that separate the origination and underwriting processes from the capital markets. By continually incorporating and upgrading automated underwriting techniques and technologies, we believe we will efficiently match borrowers with the loan best tailored to their needs, resulting in faster approval, lower pricing and reduced documentation. We are also positioned to take advantage of the trend to adopt automated property valuation modeling versus traditional appraisals as well as electronic signatures versus the traditional paper based process.

Achieving Direct Response Marketing Excellence. Our ability to effectively target prospective customers with timely and compelling offers will enable us to realize our market share growth potential. We will continue to invest in the analytical tools and specialized personnel to allow us to achieve substantial growth in our customer base .

Increase Relocation Mortgage Clients. Relocation mortgage loans are loans that are part of a Company's employee relocation program. The relocation mortgage market is ideally suited to our centralized online lending model with telephone support from loan professionals. Unlike the total mortgage market, this segment is primarily consolidated among three primary providers, Wells Fargo Bank, Cendent Mortgage, and Washington Mutual. Relocation loans are an attractive business as they represent consistent volume with fewer sales obstacles than a typical purchase mortgage transaction because of the inherent corporate endorsement. We currently have five Fortune 500 relocation clients, and believe that we have a significant opportunity to grow this segment of our business.

Helping Consumers Monitor and Manage Their Debt. Many borrowers receive little ongoing assistance in managing their debt after a loan is closed. Many direct lenders who also engage in mortgage servicing are not committed to proactive monitoring of their customers' loans because they risk losing servicing fees if customers refinance with other lenders. Multi-lender brokers have an incentive to pursue refinancing opportunities, but may lack the technological capability to proactively monitor the market changes of thousands of loan products in real time.

We recognize that consumers can lower their overall cost of capital by managing their loans as a portfolio, much as they manage their assets. We intend to provide tools and services to help our consumers create and manage these debt portfolios through personalized accounts within our online environment. We believe that our role in providing these tools and services will help us form and maintain strong, ongoing relationships with borrowers that will prompt them to use us to fulfill their future borrowing needs.

Our debt management services currently include loan monitoring and rate alerts that provide customers with assistance in mortgage loan origination and refinancing decisions. We intend to further develop tools that help our customers identify optimal financing opportunities available through E-LOAN for all of their debt types in order to lower their overall cost of capital.

Mortgage and Home Equity Loan Operations

Overview. As a direct-to-consumer lender we originate, underwrite, fund and promptly sell a variety of mortgage and home equity loans in the secondary capital markets, including long term and intermediate term mortgages, adjustable and fixed rate mortgages, no closing cost loans, and home equity loans and lines of credit. Originations are funded through our own warehouse lines of credit. Our loan originations are principally prime credit quality loans secured by single-family residences. All loans are underwritten pursuant to standards we establish to conform to the underwriting criteria of the ultimate purchasers of the loans. In this way, we minimize credit risk with our loan products. We engage in hedging activities to minimize interest rate risk during the brief time between rate-lock with our customer and sale of the loan.

Obtaining a Loan. The loan origination process begins when the customer completes a loan application online through our website or by telephone. Once the application is submitted, our proprietary underwriting system immediately analyzes the borrower's information and renders a credit decision. Generally, within minutes of submitting an application (or hours for weekend applications), customers receive a phone call from a loan professional welcoming them to E-LOAN, providing a credit decision, answering questions, verifying information in the application and telling them what to expect from the process. Customers then receive their required disclosures electronically or in the mail, based on the customer's preference.

An E-Track account is created shortly after a loan application is received and keeps the customer abreast of all pertinent information throughout the loan process. Customers are invited to visit their E-Track account frequently to review key steps in the loan process and receive updated information regarding their loan product, closing costs, and interest rate lock. They can also view loan disclosures and the progress of their loan approval.

Although the E-Track account is available 24 hours a day, seven days a week, a dedicated loan consultant also maintains telephone and/or email contact with borrowers throughout the loan process to communicate major events and answer questions. One-on-one personal service begins as soon as the online application has been received, and continues through approval and funding.

Most approved customers are invited to request an interest rate lock for their selected loan at time of application during the initial phone contact. Lock requests can be made by phone or online through their E-Track accounts. Once the requested rate has been confirmed, customers are notified and provided with all relevant product and execution conditions.

As additional loan documentation is received, data provided by the customer at the time of initial origination is validated. Where needed, appraisals, credit reports, and title and survey documents are ordered and reviewed by the loan consultant, who is supported by a loan processor.

Final loan approval is secured once all critical data elements have been validated and have been confirmed to satisfy the guidelines of the lending program sought by the borrower. If a borrower's loan does not satisfy loan program guidelines, the designated loan consultant will research additional loan programs for the customer. If a product cannot be secured for the customer, the customer will receive a letter stating the reasons that a loan could not be obtained.

After loans have been approved and all relevant conditions have been met, we prepare loan documents to be signed by the borrower. The assigned loan consultant will work with the borrower to obtain the necessary signatures for funding and schedule the closing of the loan. Often a mobile notary service is used to provide an added level of convenience for the borrower. Once the borrower has signed all documentation, the loan file is reviewed to identify any missing requirements. If complete, the loan is then funded and recorded as closed.

A quality control review of funded loans is performed prior to forwarding the loan documentation to the final mortgage loan purchaser or its designated custodian. An accounting audit is also performed to reconcile settlement information provided by escrow/attorney settlement agents with our internal information. Loan documentation relating to closed loans is then shipped to the mortgage loan purchaser or its designated custodian, and documentation is maintained to satisfy regulatory and company record retention requirements.

We also solicit customer feedback regarding the loan process to measure overall customer loyalty and to utilize in developing future product and service enhancements that are responsive to customer concerns.

Loan Underwriting. Our guidelines for underwriting conventional conforming loans comply with the underwriting criteria employed by Fannie Mae and/or Freddie Mac. Our underwriting guidelines and property standards for all other conventional non-conforming loans are based on the underwriting standards employed by the secondary mortgage loan purchasers.

We consider the following general underwriting criteria in determining whether to approve a loan application:

  employment and income;

  credit history;

  property value and characteristics; and

  available assets.

Automated Underwriting. Automated underwriting (AU) contributes significantly to our goal of increasing the efficiency of multi-source lending by providing customers faster, more cost-efficient credit reviews and decisions. AU may further offer efficiency enhancements through reduced costs in property appraisals. In addition, we believe customers also value the less onerous and time-consuming nature of AU relative to more traditional underwriting processes.

We have created our own proprietary underwriting engine that enables us to instantly underwrite loans at time of application at minimal cost. We are also approved as an originator under Fannie Mae's Desktop Originator and Desktop Underwriter system (DU), and Freddie Mac's Loan Prospector (LP). These systems help automate the lending process for all conforming loans.

We will continue to seek to enhance our AU capabilities and incorporate as many techniques and technologies as are warranted by our business needs and the needs of our major business partners.

Automated Appraisal. The use of automated property valuation models (AVMs) to replace the traditional physical appraisal process is starting to gain acceptance by our capital market sources. This trend is particularly evident with our home equity products where approximately 80% of loans are completed using AVMs versus physical appraisals. Our customers benefit through reduced costs (the cost of a typical appraisal normally exceeds $300) and time savings. Freddie Mac and Fannie Mae are both conducting pilot programs with no-appraisal loan products that use AVMs. Acceptance of AVMs is necessary for a true electronic loan offering.

Interest Rate Hedging. We attempt to minimize the interest rate risk associated with the time lag between when loans are rate-locked with the customer and when they are committed for sale or exchanged in the secondary market, through our hedging activities. Individual mortgage loan risks are aggregated by note rate, mortgage loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. We currently hedge our mortgage pipeline through mandatory forward sale of Fannie Mae mortgage-backed securities and non-mandatory forward sales agreements with the ultimate investor. We determine which alternative provides the best execution in the secondary market.

We believe that we have implemented a cost-effective hedging program to provide a level of protection against changes in the market value of rate-lock commitments. However, an effective strategy is complex and no hedging strategy can completely insulate us against such changes.

Warehouse credit facilities. We use warehouse credit facilities to fund our loans prior to their sale to capital market loan purchasers, typically within 30 days. We currently draw on warehouse credit facilities established with Greenwich Capital Financial Products, Inc. and GMAC Bank. We have committed and uncommitted funds available through these facilities aggregating approximately $350 million as of March 31, 2002. The interest rate charged on these borrowings range from LIBOR plus 0.75% to 2.0% depending on the loan type. The net of this expense and the interest income that we earn during the time loans are held for sale currently produces a positive interest spread.

Our agreements with our warehouse lenders require us to comply with various operating and financial covenants. These covenants restrict our ability to:

  sell any of our material assets or merge or consolidate with another company;

  issue additional shares of common stock without their consent;

  pay dividends on our outstanding shares of common stock; and

  amend our Certificate of Incorporation or Bylaws.

These covenants also require us to:

  maintain a minimum cash and cash equivalents, and tangible net worth;

  limit the amount of debt we incur relative to our net worth;

  ensure that our current assets are equal to or greater than our current liabilities; and

  maintain two warehouse facilities at all times with minimum credit limits.

Loan Production. We originate conventional mortgage loans (conforming and jumbo loans) and home equity loans and lines of credit. Approximately 78% of the conventional loans originated are conforming loans, which are eligible for sale in programs sponsored by Fannie Mae or Freddie Mac. The remainder of the conventional loans are non-conforming loans. These include loans with an original balance in excess of $300,700 that otherwise meet all other Fannie Mae or Freddie Mac guidelines (jumbo loans), and other loans that do not meet those guidelines.

Auto Operations

Overview. We are one of the leading online providers of auto loans for new or used vehicles. We can also refinance an auto loan for customers who have made at least three payments on an existing automobile installment loan. We primarily fund auto loans using a line of credit and then sell them to auto loan purchasers in a manner similar to that which we employ for mortgage and home equity loan sales. The loan underwriting criteria are similar to those of our mortgage and home equity loans, and are also based upon the guidelines established by the ultimate loan purchaser, thereby reducing our credit risk. We minimize our interest rate risk as the auto loan purchasers provide an interest rate commitment that covers our time to process and sell them the loan.

Obtaining a Loan. The process of obtaining a car loan involves fewer steps than a mortgage or home equity loan and occurs at a much faster pace. The process begins when a customer searches for a rate, then completes a short, online application at our website or by telephone. The application goes through an automated underwriting process that takes only minutes to complete.

If approved, a customer receives an email notification generally within two hours after submitting the application. At the time of approval, a documentary draft and two sets of sample loan documents are created (one for a used car and one for a new car), and are mailed or delivered overnight to the customer. The customer then takes the documentary draft and documents to any franchised auto dealership and negotiates the purchase price for a vehicle of their choice, with the same leverage in the transaction that a cash purchaser brings to a dealer.

When the customer selects a vehicle, and the purchase price is finalized, the customer signs the draft and presents it to the dealer as payment. The dealer is required to obtain a copy of the customer's driver's license as proof of identity and to forward this to us, along with any other documents required by the secondary market loan purchaser. In addition, the dealer ensures that the title is filed properly, with E-LOAN or the loan purchaser listed as the lien-holder, and that the purchase agreement is faxed to us. The dealer deposits the draft with its bank. Upon notification that the draft has been presented for payment, we verify that all of the documentation has been received and is in order before honoring the draft. When the documents have been verified, the bank is notified to honor the draft and a copy of the final loan contract is delivered to the customer.

Using our propriety E-Track system, we are electronically providing auto customers in test markets with their actual loan documents online immediately after they are approved. Customers are able to receive their final loan documents in minutes, instead of days, with a lower cost and better, faster borrower experience. In addition, the dealer is able to receive payment through an electronic transmission (ACH) versus the draft process. This is a significant advance in our goal to create an electronic loan. We anticipate rolling out this new process broadly over the coming year.

Line of credit facilities. We use a line of credit facility established with Bank One, NA to fund our loans prior to their sale to auto loan purchasers, typically within 10 days. We have $10 million in committed funds available through this facility as of April 1, 2002 at LIBOR plus 2.5% which expires on July 31, 2002. This agreement also requires us to comply with various operating and financial covenants. Bank One has indicated that they are exiting this component of their lending business, and therefore will not be renewing our line of credit after the expiration on July 31, 2002. We are in active discussions with multiple lending providers, and believe that we will be successful in securing an alternative source prior to expiration of our current facility.

Customer Service

We devote significant resources to providing personalized, timely customer service and support to minimize the potential uncertainty, anxiety and inconvenience of the loan process. By combining high-tech communications with highly personalized attention, we provide a level of customer service that often exceeds that experienced in the traditional loan application process.

In order to help prospective customers understand the lending process, our website provides a rich assortment of educational content, advisory tools and ancillary services. Prospective customers may call us toll-free with questions seven days a week or email us and receive prompt replies.

Once a mortgage or home equity application is submitted online, we assign the customer a loan professional that becomes the customer's primary point of contact, ensuring prompt and personalized attention. Similarly an auto loan consultant is available to assist the borrower in the loan process. The loan professional maintains regular email and phone communication with the borrower to answer questions, address any problems and generally facilitate closing the loan by coordinating with our underwriting and processing staff. After closing, we survey all borrowers to assess the quality of their experience both on the website and in terms of customer service and an award is presented to employees achieving the highest customer satisfaction standards. Customers who withdraw their applications are also surveyed to determine improvements that can minimize future withdrawals.

Every mortgage or home equity loan application also triggers the opening of a password-protected E-Track account. Using E-Track, customers can track the process of their loan applications online, at any time. Each event that occurs throughout the various stages of the loan process generates an automated email alert to the borrower. The information is also logged in E-Track so the borrower has a continuously updated record of all loan application developments. Borrowers can also view required disclosures electronically through E-Track.

TECHNOLOGY

Our technology systems use a combination of our own proprietary technologies, open source, and commercially available, licensed technologies from industry leading providers, including Sun Microsystems, Cisco Systems and Oracle. Our systems were designed around industry standard architecture to reduce downtime in the event of outages or catastrophic occurrences. These systems provide availability 24 hours a day, seven days a week, and have capacity for peak activity levels without requiring additional hardware or support.

User Interface. Our website is designed for fast downloads and compatibility with the most basic browsers. Pages are built with minimal graphics and do not require client-side plug-ins or Java to view.

Loan Application and Tracking. When a customer applies for a loan online, the application data is stored in a database server. As additional information, including credit reports, appraisal details and financial documentation, is obtained throughout the loan process and added to the borrower's file, e-mails are automatically sent to the borrower (and realtor, if applicable) to inform them of the current status of the loan application. At the same time, the borrower's E-Track account is updated.

Security. In order to safeguard borrowers' sensitive financial data, our systems provide secure online transaction capability. Customer information sent via the website is encrypted using a Secure Socket Layer ("SSL"). The network is protected with industry leading firewall software. The website itself is locked down, with only two people authorized to change the content on the production servers. E-Track is password-protected so that only the borrower may access the account. The servers containing borrower data are accessible only to authorized users within E-LOAN.

Server Hosting and Back-Up. Our website system hardware is hosted at the Verio NTT facilities located in San Jose, California, providing redundant communication lines and multiple emergency power back-up. We have implemented load balancing systems and our own redundant servers to provide for fault tolerance. Scheduled maintenance takes place without taking the website offline.

CUSTOMERS

We are a direct-to-consumer lender. Our customer's loan characteristics vary by product type. Our capital market loan purchaser's generally look at three areas to assess loan risk:

  Credit reputation: credit score and history

  Collateral: loan amount relative to the home or auto value

  Capacity to pay: income, debt, cash reserves

A credit score summarizes credit reputation. Credit scores generally range from the mid 300s to the mid 800s, with scores above 700 representing good to excellent credit. The median credit score for our mortgage, home equity, and auto loans in 2001 were 750 , 733 and 684, respectively. Capital market loan purchasers look favorably upon loans with loan to value ratios ("LTV"s) below 80% and often pay a premium for those loans. The LTV of our mortgage and home equity loans in 2001 were 69% and 76%, respectively.

As all loans are underwritten pursuant to standards we establish to conform to the underwriting criteria of the ultimate purchasers of the loans, we minimize our credit risk with our loan products. We do warrant that we will perform the loan origination process - gather required documentation and perform the necessary steps - consistent with those underwriting guidelines. If we make an error in our process, we agree to correct the mistake or repurchase the loan if required. Since our inception, we have rarely repurchased loans and in all cases the loans were subsequently sold without a material discount in price.

GEOGRAPHIC INFORMATION

All of our revenue is generated from transactions originating in the United States. All of our fixed assets are located in the United States, principally at our headquarters in Dublin, California and at our auto operations site in Jacksonville, Florida.

MARKETING

Our brand and direct response marketing strategy is to attract home and auto loan applicants to our website by promoting the E-LOAN brand as a byword for trust, choice, open and honest competitive pricing and service for consumer loans. We rely on a variety of methods to promote our brand. By providing superior customer service, we promote referrals from satisfied borrowers. Offline marketing focuses on direct response vehicles (primarily direct mail and email campaigns) that target the demographic and geographic segments with the highest propensity to utilize an online loan provider. We plan to invest in new database and analysis systems and expand our staff of experienced direct marketers with the goal of achieving excellence in this area. Online marketing efforts are centered on partnerships with leading online companies and select use of banner advertising. We also intend to take advantage of both short and long term cross-selling opportunities across our product lines.

Mortgage and Home Equity Loan Marketing. We have an exclusive partnership to provide mortgage and home equity loans with Charles Schwab & Co., Inc. Strategic partnerships with such online websites as United Mileage Plus program and Bankrate.com drive applications through mortgage loan centers on those websites. We have also partnered with RE/MAX Realty, the nation's second-largest real estate agency. We also engage in marketing activities at realtor and relocation trade shows and other events in the real estate industry in order to encourage realtors and relocation consultants to promote our website to homebuyers. A minority of our mortgage and home equity applications are derived from our online marketing partnerships.

Auto Loan Marketing. Strategic partnerships with leading automotive sites, including Microsoft's CarPoint, Autobytel.com, and Bankrate.com, drive applications from Internet savvy auto buyers through auto loan centers on those websites. The majority of our auto applications are derived from online marketing partnerships.

COMPETITION

Primary Competition

Our primary sources of competition remain the traditional offline lenders in the loan market and to a lesser extent online providers of consumer loans. The largest competitors by product are: mortgage brokers for mortgage loans, the consumer's bank for home equity loans, and auto dealers for auto loans.

Mortgage Loan Competition. Our largest competition for mortgage loans is mortgage brokers. Mortgage brokers continue to originate the majority of all mortgage loans. The popularity of using brokers is indicative of consumers desire to obtain a competitive price from among multiple lenders. While the common perception is that a broker performs extensive research to ensure the customer achieves the right loan at the right price, the reality is often that consumers are guided into loans that provide the greatest commission to the broker. Brokers are also middlemen in the transaction and as a result they cannot control the fulfillment process, and overall customer experience, in contrast to a direct-to-consumer lender. The brokers' key competitive advantage is their existing relationship with real estate agents who refer customers to them.

We offer the choice advantages of a broker through our lower cost capital markets access to multiple loan purchasers, with the transaction fulfillment advantages of a direct-to-consumer lender such as rapid credit decisions and streamlined processes. We believe real estate agents will gain confidence in our solution over time and want their customers to realize the benefits of lower rates and fast service.

Home Equity Loan Competition. There is an under-developed competitive market for home equity loans as compared to mortgage loans. Because of this, consumers tend to apply for home equity loans with their primary bank because of its familiarity.

Auto Loan Competition. Our largest competition for auto loans is the auto dealership's finance salesperson. By separating the auto financing from the purchasing transactions, we effectively remove dealer control over financing terms and permit consumers to receive rates that are based upon their credit background and not their negotiating skills. We can typically offer our customers a lower loan rate than auto dealerships offer.

Online Competition

Online Direct Lender Competition. Traditional single source lenders such as Washington Mutual, Countrywide Home Loans, Citibank and Bank of America have created websites which offer mortgage and home equity loans directly online as an alternative to the traditional process. These sources, however, normally do not offer the consumer a selection of loan products from multiple capital market loan purchasers or comparisons of products, and they may be reluctant to reduce fees due to the risk of cannibalizing their existing offline distribution channels. In addition, these lenders often hold loans for servicing income and therefore may face a potential conflict of interest in promoting refinance opportunities for their customers. If they refinance an existing customer into a lower interest rate loan, they may lose money.

The online lenders with the most comparative business models and product offerings are; Quicken Loans, E-Trade Mortgage, and Ditech.com for mortgage and home equity loans, and Peoplefirst.com for auto loans.

Loan Marketplace Websites. A number of consumer loan websites act much like traditional loan brokers, offering multi-lender distribution channels for banks and other financing sources. Among these providers are Lending Tree and Providian's GetSmart. These websites are a marketplace that operate on an advertising model but do not actually make loans; they simply provide a conduit between borrower and lender. They do not offer complete transaction fulfillment for customers, and therefore, add additional steps and fees to the lending process. Our control over the fulfillment process allows us to remove the redundant or unnecessary steps and related costs involved in getting a loan, and to pass savings onto the consumer. Our capital markets access to multiple loan purchasers further enables us to provide consumers with highly competitive rates.

We believe that a significant market opportunity exists for an online direct-to-consumer lender that combines a broad selection of loan products from different capital market sources with complete transaction fulfillment. Our model offers a compelling value proposition based on saving borrowers money, time and effort.

LICENSING AND REGULATION OF MORTGAGE AND AUTO LOAN BUSINESS

We are licensed as a mortgage banker and/or mortgage broker, or are otherwise authorized to originate mortgage loans in all states and the District of Columbia. We have obtained available licenses in every state that requires such licensing for our online operations and originate auto loans in most, but not all, states. In a few states where licensing would provide rate relief for certain loans, but is not available for our particular online lending operations, we limit our product offerings to comply with state law.

The mortgage and auto loan businesses are highly regulated. In order to offer our mortgage and auto loan services, we must comply with federal and state laws and regulations relating to licensing, advertising, loan disclosures and servicing, rate and fee limits, use of credit reports, notification of action taken on loan applications, privacy, discrimination, unfair and deceptive business practices, payment or receipt of kickbacks, referral fees or unearned fees in connection with the provision of real estate settlement services, and other requirements.

Current laws, and those enacted or interpreted to deal with Internet transactions and other aspects of our business, may be revised or interpreted in ways that adversely affect our business. We believe we are in substantial compliance with the laws applicable to our business, and have taken prudent steps to mitigate risks associated with offering loan services through the Internet.

CUSTOMER PRIVACY

We believe that the privacy of customer information is important to uphold both online and offline. We disclose our information handling practices in a detailed privacy policy, which is prominently accessed from every page of our website. Our policy is based on industry best practices, fair information practices and privacy law.

The recently enacted Gramm-Leach-Bliley Act ("GLBA"), among other things:

  Restricts financial institutions from disclosing nonpublic personal information about a consumer, subject to certain exceptions;

  Requires financial institutions to disclose its privacy policies and practices with respect to information sharing;

  Does not preempt any state law that provides greater protection than provided for in the GLBA; and

  Requires that financial institutions provide a means for consumers to opt out of information sharing with third parties.

We engage the services of an independent firm, which reviews our online and offline privacy practices regularly and provides us with a certificate of compliance that can be viewed by accessing our privacy policy. We believe independent third party verification of our privacy practices is an essential means of validation for our customers.

EMPLOYEES

As of December 31, 2001, we employed 436 full-time employees, of whom 227 were in mortgage loan operations, 46 were in home equity loan operations, 70 were in auto loan operations, 40 were in administration, 17 were in marketing and business development, and 36 were in engineering. As we continue to grow and introduce more products, we expect to hire more personnel, particularly in the area of loan operations. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 2. PROPERTIES

E-LOAN is headquartered in Dublin, California, where it leases approximately 68,000 square feet of space primarily in a single building where its mortgage and home equity loan operations and a portion of its auto loan operations take place. E-LOAN also holds a lease on approximately 24,000 square feet of office space in Jacksonville, Florida where most of the auto loan fulfillment activity takes place. The lease for E-LOAN's office space in Dublin expires in November 2004. The lease for E-LOAN's office space in Jacksonville expires in May 2005.

ITEM 3. LEGAL PROCEEDINGS

Between August 10, 2001 and September 25, 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants, in the aggregate, E-LOAN, Inc., certain of our officers and directors, and certain underwriters (The Goldman Sachs Group, Inc., FleetBoston Robertson Stephens, Inc., Merrill Lynch Pierce Fenner & Smith, Inc., Credit Suisse First Boston Corp., J.P. Morgan Chase & Co.), some of which were involved in the our initial public offering. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement and that E-LOAN and certain of our officers and directors violated Section 11 of the Securities Act of 1933 Section 10(b) of the Securities Exchange Act of 1934. The plaintiffs seek monetary damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition, liquidity and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

E-LOAN's (the "Company") common stock has been quoted on the Nasdaq National Market under the symbol "EELN" since its initial public offering on June 28, 1999. Prior to this time, there was no public market for the Company's common stock. The following table shows the high and low sale prices per share of the Company's common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low
Fiscal 2000: First Quarter Second Quarter Third Quarter Fourth Quarter Fiscal 2001: First Quarter Second Quarter Third Quarter Fourth Quarter	$ 16.75 9.34 4.63 4.88 3.34 1.88 1.59 1.99	$ 7.00 3.25 3.13 0.38 0.50 0.95 0.66 0.96

On March 15, 2002, the last reported sale price of the Company's common stock on the Nasdaq National Market was $1.50 per share. The Company had approximately 307 holders of record of our common stock on that date.

The Company has never declared or paid any cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. The covenants under the Company's warehouse lines of credit prohibit the Company from paying cash dividends without the consent of Greenwich Capital Financial Products, Inc. or if in so doing, it caused the Company to breach its tangible net worth covenant with GMAC Bank.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is qualified by reference to the Financial Statements and Notes thereto appearing elsewhere in this document. The balance sheet data as of December 31, 2000 and 2001 and the income statement data for each of the three years in the period ended December 31, 2001 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this document.

                                                    Years Ended December 31,
                                     -----------------------------------------------------
                                       1997       1998       1999       2000       2001
                                     ---------  ---------  ---------  ---------  ---------
                                         (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Revenues........................... $   1,043  $   6,832  $  22,097  $  35,879  $  67,950

Operating expenses:
   Operations......................     1,319      8,257     22,779     31,747     42,946
   Sales and marketing.............       470      5,704     30,286     28,506     16,785
   Technology......................       102      1,346      3,595      6,207      6,325
   General and administrative......       524      1,619      6,859      6,840      5,784
   Non-cash marketing costs........       --         --         --       6,490      5,970
   Amortization of unearned
   compensation....................       --       1,251     23,116      9,392      5,164
   Amortization of goodwill and
   intangible assets ..............       --         --      11,589     39,733     28,144
                                     ---------  ---------  ---------  ---------  ---------
     Total operating expenses......     2,415     18,177     98,224    128,915    111,118
                                     ---------  ---------  ---------  ---------  ---------
       Loss from operations........    (1,372)   (11,345)   (76,127)   (93,036)   (43,168)
Other income, net..................        (2)       173      3,152      1,276      3,638
                                     ---------  ---------  ---------  ---------  ---------
Net loss........................... $  (1,374) $ (11,172) $ (72,975) $ (91,760) $ (39,530)
                                     =========  =========  =========  =========  =========
     Net loss per share:
       Basic and diluted........... $   (0.12) $   (0.98) $   (2.75) $   (1.91) $   (0.73)
                                     =========  =========  =========  =========  =========

BALANCE SHEET DATA (AT
   END OF PERIOD):
Cash and cash equivalents.......... $   4,218  $   9,141  $  37,748  $  28,459  $  32,538
Loans held-for-sale................       --      42,154     35,140     22,745    162,246
Goodwill and intangible assets.....       --         --      67,878     28,144        --
Total assets.......................     4,680     55,523    152,967     99,743    210,626
Warehouse and other lines payable..       --      41,046     33,115     17,678    158,148
Long term obligations..............       --       1,289      2,525      1,088      5,000
Mandatorily redeemable
   convertible preferred stock.....     5,049     21,393        --         --         --
Total stockholders' equity
   (deficit).......................      (966)   (11,184)   103,007     67,486     39,768

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

OVERVIEW

The Company is a leading online lender whose revenues are derived primarily from the commissions and fees earned from mortgage, home equity and auto loans that it underwrites, funds and sells on the secondary market.

MORTGAGE REVENUES

The Company's mortgage revenues are derived from the origination and sale of self-funded loans and, to a lesser extent, from the brokering of loans. Brokered loans are funded through lending partners and the Company never takes title to the mortgage. Brokerage revenues are comprised of the mark-up to the lending partner's loan price and processing fees. These revenues are recognized at the time a loan is closed. In October 1998, the Company began funding its mortgage loans using warehouse lines of credit. Self-funded loans are funded through the Company's own warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold. The Company earns additional revenue from its self-funded loans as compared to brokered loans because the sale of loans includes a service release premium. Self-funded loans generated 96% of annual mortgage revenues in 2001.

INTEREST INCOME ON MORTGAGE AND HOME EQUITY LOANS

The Company generates revenues from interest income on self-funded mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale.

HOME EQUITY REVENUES

In the fourth quarter of 2000, the Company began self-funding home equity loans and selling them to home equity loan purchasers. The Company's home equity revenues are derived from the origination and sale of self-funded loans. Self-funded loans are funded through the Company's own warehouse lines of credit and sold to home equity loan purchasers typically within thirty days. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold.

AUTO REVENUES

The Company's auto revenues are derived from the origination and sale of self-funded loans and from the brokering of auto loans. Auto brokerage revenues are primarily comprised of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is closed. Self-funded loans are funded through an auto line of credit and sold to auto loan purchasers typically within ten business days. In April 2001, the Company began funding its auto loans prior to sale with borrowings against an auto line of credit. Self-funded loan revenues consist of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is sold.

CREDIT CARD AND OTHER

Credit card and other revenues are derived from the fees paid by various partners in exchange for consumer loan referrals. The current loan programs offered include credit card and education loans.

QUARTERLY RESULTS

The following table sets forth the unaudited results of operations for the Company on a quarterly basis and expressed as a percentage of total revenues (dollars in thousands):

                                                                     Three Months Ended
                                    --------------------------------------------------------------------------------------
                                    March 31,  June 30,   Sept. 30,   Dec 31,   March 31,  June 30,   Sept. 30,   Dec 31,
                                      2000       2000       2000       2000       2001       2001       2001       2001
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenues.......................... $   7,113  $   8,483  $   8,966  $  11,317  $  16,367  $  15,207  $  16,862  $  19,515

Operating expenses:
      Operations..................     6,836      7,170      8,442      9,299     11,488     10,693     10,181     10,583
      Sales and marketing.........     9,134      7,596      6,295      5,481      4,831      3,978      3,616      4,360
      Technology..................     1,122      1,707      1,650      1,728      1,783      1,680      1,461      1,402
      General and administrative..     1,789      1,953      1,548      1,550      1,488      1,276      1,380      1,641
      Amortization of non-cash
          marketing costs.........       --         519      2,985      2,986      2,985      2,985        --         --
      Amortization of unearned
          compensation............     3,468      2,918      1,723      1,283        257      1,020      1,045      2,841
      Amortization of goodwill
          and intangible assets...     9,933      9,933      9,933      9,934      9,933      9,933      8,278        --
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Total operating expenses....    32,282     31,796     32,576     32,261     32,765     31,565     25,961     20,827
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Loss from operations..............   (25,169)   (23,313)   (23,610)   (20,944)   (16,398)   (16,358)    (9,099)    (1,312)
Other income, net.................       388        201        486        201         84        238         88      3,228
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss)................. $ (24,781) $ (23,112) $ (23,124) $ (20,743) $ (16,314) $ (16,120) $  (9,011) $   1,916
                                    =========  =========  =========  =========  =========  =========  =========  =========

AS A PERCENTAGE OF REVENUES:
Revenues..........................       100%       100%       100%       100%       100%       100%       100%       100%

Operating expenses:
      Operations..................        96%        85%        94%        82%        70%        70%        60%        54%
      Sales and marketing.........       128%        90%        70%        48%        30%        26%        21%        22%
      Technology..................        16%        20%        18%        15%        11%        11%         9%         7%
      General and administrative..        25%        23%        17%        14%         9%         8%         8%         8%
      Amortization of non-cash
          marketing costs.........       --           6%        33%        26%        18%        20%       --         --
      Amortization of unearned
          compensation............        49%        34%        19%        11%         2%         7%         6%        15%
      Amortization of goodwill
          and intangible assets...       140%       117%       111%        88%        61%        65%        50%       --
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Total operating expenses....       454%       375%       363%       285%       201%       207%       154%       107%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Loss from operations..............      -354%      -275%      -263%      -185%      -101%      -107%       -54%        -7%
Other income, net.................         5%         2%         5%         2%         1%         2%         1%        17%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss).................      -348%      -272%      -258%      -183%      -100%      -105%       -53%        10%
                                    =========  =========  =========  =========  =========  =========  =========  =========

REVENUES

The following table provides the components of revenue shown as a percentage of total revenues:

                                     March 31,  June 30,   Sep. 30,   Dec. 31,   March 31,  June 30,   Sep. 30,   Dec. 31,
                                       2000       2000       2000       2000       2001       2001       2001       2001
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Mortgage...........................        44%        50%        48%        43%        44%        58%        61%        64%
Interest income on mortgage
   and home equity loans...........        10%        13%        17%        18%        19%        20%        18%        18%
Home equity........................        --         --         --          2%         4%         6%        10%         9%
Auto...............................        44%        35%        33%        35%        32%        14%        10%         8%
Credit card and other..............         2%         2%         2%         2%         1%         2%         1%         1%
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total revenues.....................       100%       100%       100%       100%       100%       100%       100%       100%
                                     =========  =========  =========  =========  =========  =========  =========  =========

Revenues increased from the first quarter to the fourth quarter of 2000 from $7.1 million to $11.3 million and increased from the first quarter to the fourth quarter of 2001 from $16.4 million to $19.5 million. A significant portion of these increases resulted from growth in the dollar volume of mortgage and home equity loans closed and sold. Home equity operations commenced in the fourth quarter of 2000, whereas mortgage revenues benefited from an increase in refinance loans due to falling interest rates in 2001. Refinance mortgage accounted for 89% of closed loan volume in the fourth quarter of 2001 as compared to 52% in the fourth quarter of 2000. Revenues also increased due to an increase in interest income earned on mortgage and home equity loans. Auto revenues increased from the first quarter to the fourth quarter of 2000 from $3.1 million to $3.9 million and decreased from the first quarter to the fourth quarter of 2001 from $5.3 million to $1.5 million. The decline in 2001 is largely attributed to strong competition from the auto manufacturers in the form of widely available incentive financing rates, such as 0% interest rate specials.

The following table summarizes dollar volume of loans closed and sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                March 31,  June 30,   Sep. 30,   Dec. 31,   March 31,  June 30,   Sep. 30,   Dec. 31,
                  2000       2000       2000       2000       2001       2001       2001       2001
                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Mortgage
$ Volume       $ 265,413  $ 315,607  $ 293,241  $ 344,785  $ 555,434  $ 697,246  $ 702,324  $ 764,714
Revenue        $   3,139  $   4,190  $   4,209  $   4,862  $   7,215  $   8,772  $  10,243  $  12,769
BPS                  118        133        144        141        130        126        146        167

Home Equity
$ Volume       $      --  $      --  $      --  $  13,605  $  32,208  $  62,351  $  87,439  $  65,049
Revenue        $      --  $      --  $      --  $     192  $     622  $     970  $   1,681  $   1,705
BPS                   --         --         --        141        193        156        192        262

Auto
$ Volume       $ 176,828  $ 174,043  $ 188,097  $ 320,955  $ 303,449  $ 130,951  $ 117,295  $ 111,338
Revenue        $   3,145  $   2,962  $   2,999  $   3,913  $   5,281  $   2,095  $   1,720  $   1,498
BPS                  178        170        159        122        174        160        147        135

The following table illustrates the percentages of the Company's mortgage closed loan volume from purchase and refinance loans as compared to the total market (according to Mortgage Bankers Association of America) through 2001:

E-LOAN Purchase Refinance	1999 63% 37%	2000 61% 39%	Q1 01 17% 83%	Q2 01 15% 85%	Q3 01 22% 78%	Q4 01 11% 89%	2001 16% 84%
Total Market Purchase Refinance	1999 66% 34%	2000 81% 19%	Q1 01 45% 55%	Q2 01 50% 50%	Q3 01 55% 45%	Q4 01 30% 70%	2001 45% 55%

OPERATING EXPENSES

Total Operating Expenses. Total operating expenses remained relatively flat in 2000, remaining at $32.3 million in the first quarter of 2000 and $32.3 million in the fourth quarter of 2000, and decreased sequentially in 2001 from $32.8 million in the first quarter of 2001 to $20.8 million in the fourth quarter of 2001. The quarterly decreases in 2001 are primarily due to the completion of amortization of the marketing services receivable in the second quarter of 2001, as well as the completion of amortization of goodwill in the third quarter of 2001.

Operations. Operations expense is comprised of both fixed and variable expenses, including employee compensation and expenses associated with the production and sale of loans and interest expense paid by the Company under the warehouse and line of credit facilities it uses to fund mortgage, home equity and auto loans held for sale.

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                     March 31,  June 30,   Sep. 30,   Dec. 31,   March 31,  June 30,   Sep. 30,   Dec. 31,
                                       2000       2000       2000       2000       2001       2001       2001       2001
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Mortgage .......................... $   4,094  $   4,020  $   4,130  $   3,898  $   5,076  $   5,190  $   4,907  $   5,767
Interest expense on mortgage and
      home equity loans............       729      1,076      1,540      2,090      2,881      2,481      2,110      1,988
Home equity........................        --         --         --        226        385        771        984        953
Auto...............................     2,013      2,028      2,696      3,022      3,114      2,204      2,135      1,832
Credit card and other..............        --         46         76         63         32         47         45         43
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total operations................... $   6,836  $   7,170  $   8,442  $   9,299  $  11,488  $  10,693  $  10,181  $  10,583
                                     =========  =========  =========  =========  =========  =========  =========  =========

Operations expense increased from the first quarter to the fourth quarter of 2000 from $6.8 million to $9.3 million, and decreased from the first quarter to the fourth quarter of 2001 from $11.5 million to $10.6 million. Operations expense decreased as a percentage of revenues from 96% for the first quarter of 2000 to 54% for the fourth quarter of 2001. The decrease in operations expense as a percentage of revenue is due to increased volumes of revenue, as well as the increased leverage of fixed costs from technology and process improvements. The Company expects operations expenses to trend lower as a percentage of revenue going forward as it further streamlines and automates the loan process and leverages its fixed costs over a growing loan volume.

Direct Margin. Direct margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (dollars in thousands):

                                     March 31,  June 30,   Sep. 30,   Dec. 31,   March 31,  June 30,   Sep. 30,   Dec. 31,
                                       2000       2000       2000       2000       2001       2001       2001       2001
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Mortgage........................... $    (955) $     170  $      79  $     964  $   2,139  $   3,582  $   5,336  $   7,002
Interest margin....................       (48)        47         22         (8)       146        527        871      1,454
Home equity........................        --         --         --        (34)       237        199        697        752
Auto...............................     1,132        934        303        891      2,167       (109)      (415)      (334)
Credit card and other..............       148        162        120        205        190        315        192         58
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total direct margin................ $     277  $   1,313  $     524  $   2,018  $   4,879  $   4,514  $   6,681  $   8,932
                                     =========  =========  =========  =========  =========  =========  =========  =========

Direct margin increased from the first quarter to the fourth quarter of 2000 from $0.3 million to $2.0 million, and increased from the first quarter to the fourth quarter of 2001 from $4.9 million to $8.9 million. The growth in direct margin is due largely to the contribution from mortgage volume coupled with technology and process improvements. Additionally, the increase in direct margin is due to the positive spread of interest income over interest expense, as well as the addition of home equity operations, which commenced in the fourth quarter of 2000. Auto direct margin turned negative in the second quarter of 2001 as loan volume declined due to the industry's broad use of low interest rate financing incentives. We expect auto direct margin to turn positive again in 2002 as use of these incentives returns to normal levels.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses (excluding non-cash marketing costs) related to advertising, promotion and distribution partnerships and employee compensation and other expenses related to marketing personnel. Sales and marketing decreased sequentially from the first quarter to the fourth quarter of 2000 from $9.1 million to $5.5 million and decreased from $4.8 million in the first quarter of 2001 to $4.4 million in the fourth quarter of 2001. Sales and marketing expense decreased as a percentage of revenues from 128% for the first quarter of 2000 to 48% for the fourth quarter of 2000, and decreased as a percentage of revenues from 30% in the first quarter of 2001 to 22% in the fourth quarter of 2001. Sales and marketing expense decreased in 2000 and 2001 as a percentage of revenue due to increased leverage from new and existing advertising and partner relationships. Sales and marketing expenses are expected to continue at approximately 25% of total revenues in upcoming quarters, representing an increase in absolute dollars as revenues grow.

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of the Company's existing technological infrastructure. Technology increased from the first quarter to the fourth quarter of 2000, from $1.1 million to $1.7 million, and decreased from the first quarter to the fourth quarter of 2001, from $1.8 million to $1.4 million. Technology expense as a percentage of revenues remained relatively constant in 2000, and decreased from 11% in the first quarter of 2001 to 7% in the fourth quarter of 2001. The Company expects technology expense to moderately increase in absolute dollars in the upcoming quarters.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense decreased from the first quarter to the fourth quarter of 2000 from $1.8 million to $1.6 million and increased from the first quarter to the fourth quarter of 2001 from $1.5 million to $1.6 million. General and administrative expense decreased as a percentage of revenues from 25% for the first quarter of 2000 to 14% for the fourth quarter of 2000, and further decreased as a percentage of revenues in 2001 from 9% in the first quarter of 2001 to 8% in the fourth quarter of 2001. General and administrative expenses are expected to stay relatively constant in the upcoming quarters.

Amortization of Non-Cash Marketing Costs. On June 15, 2000, the Company issued two warrants to purchase up to 13.1 million shares of common stock to Charles Schwab & Co., Inc. pursuant to the marketing services agreement. The first warrant for 6,500,000 shares has a three-year term and is exercisable at $3.75 per share. The second warrant for 6,600,000 shares had a three and a quarter year term and was exercisable at $15.00 per share. The fair value of the warrants, as determined at the date of grant using the Black-Scholes option pricing model was $12.5 million and was recorded as a contra-equity account called marketing services receivable. On July 12, 2001, the second warrant to purchase 6,600,000 shares of common stock was surrendered to the Company in exchange for a new warrant to purchase 1,389,000 shares of common stock at an exercise price of $5.00 per share until July 25, 2003. The fair value of this warrant was determined to be equivalent to the fair value of the warrant surrendered and therefore did not require an adjustment to the marketing services receivable. The marketing services receivable was amortized on a straight-line basis over a one-year term and concluded amortization on June 30, 2001.

Amortization of Unearned Compensation. Certain stock options granted in the years ended December 31, 1998 and 1999 were considered to be compensatory. Additionally, an issuance of Series D preferred stock to Harold "Pete" Bonnikson, Senior Vice President of Mortgage Operations, in 1999 was considered to be compensatory. Unearned compensation associated with stock options for the years ended December 31, 1998 and 1999 amounted to $5.7 million and $44.3 million, respectively. Management accelerated the vesting of compensatory options in the fourth quarter of 2001 resulting in the full amortization of unearned compensation as of December 31, 2001.

Amortization of Goodwill. Amortization of goodwill, which resulted from the acquisition of Electronic Vehicle Remarketing, Inc. ("CarFinance.com") in September of 1999, was $9.9 million per quarter from the first quarter of 2000 through the second quarter of 2001, and decreased to $8.3 million in the third quarter of 2001. As of December 31, 2001, goodwill was fully amortized.

Other Income, Net. Other income, net, decreased from the first quarter to the fourth quarter of 2000 from $0.4 million to $0.2 million, and increased from the first quarter to the fourth quarter of 2001 from $0.1 million to $3.2 million. In the fourth quarter of 2001, the Company sold its entire interest in E-LOAN Japan, which resulted in a one-time $3.2 million gain.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 2001

The following table sets forth the results of operations for the Company and these results expressed as a percentage of total revenues (dollars in thousands):

                                                         Years Ended December 31,
                                                         ------------------------
                                                            2000         2001
                                                         -----------  -----------
Revenues .............................................. $    35,879  $    67,950

Operating expenses:
    Operations.........................................      31,747       42,946
    Sales and marketing................................      28,506       16,785
    Technology.........................................       6,207        6,325
    General and administrative.........................       6,840        5,784
    Amortization of non-cash marketing costs...........       6,490        5,970
    Amortization of unearned compensation..............       9,392        5,164
    Amortization of goodwill and intangible assets.....      39,733       28,144
                                                         -----------  -----------
           Total operating expenses....................     128,915      111,118
                                                         -----------  -----------
Loss from operations...................................     (93,036)     (43,168)
Other income, net......................................       1,276        3,638
                                                         -----------  -----------
Net loss............................................... $   (91,760) $   (39,530)
                                                         ===========  ===========

AS A PERCENTAGE OF REVENUES:

Revenues ..............................................         100%         100%

Operating expenses:
    Operations.........................................          88%          63%
    Sales and marketing................................          79%          25%
    Technology.........................................          17%           9%
    General and administrative.........................          19%           9%
    Amortization of non-cash marketing costs...........          18%           9%
    Amortization of unearned compensation..............          26%           8%
    Amortization of goodwill and intangible assets.....         111%          41%
                                                         -----------  -----------
           Total operating expenses....................         359%         164%
                                                         -----------  -----------
Loss from operations...................................        -259%         -64%
Other income, net......................................           4%           5%
                                                         -----------  -----------
Net loss...............................................        -256%         -58%
                                                         ===========  ===========

REVENUES

Revenues for the year ended December 31, 2001 increased $32.1 million from $35.9 million for the twelve months ended December 31, 2000 to $68.0 million for the twelve months ended December 31, 2001. This increase resulted primarily from the growth in the number of mortgage and home equity loans closed. Interest income on self-funded mortgage and home equity loans also increased due to the increased funding volumes. These increases were partially off-set by a decline in the number of auto loans closed and its related revenue.

OPERATING EXPENSES

Total Operating Expenses. Total operating expenses decreased $17.8 million from $128.9 million for the twelve months ended December 31, 2000 to $111.1 million for the twelve months ended December 31, 2001. The decrease is primarily due to a reduction of $11.6 million in the amortization of goodwill, $11.7 million in sales and marketing expenses and $4.2 million in amortization of unearned compensation. These amounts are partially off-set by an increase of $11.2 million in operations expense.

Operations. Operations expense increased $11.2 million from $31.7 million for the twelve months ended December 31, 2000 to $42.9 million for the twelve months ended December 31, 2001. Operations expense as a percentage of revenues decreased from 88% in 2000 to 63% in 2001. Operations headcount increased by 77 to 343 as of December 31, 2001 from 266 as of December 31, 2000. This increase is primarily due to the expansion of the Company's mortgage and home equity operations to accommodate increasing volumes, partially off-set by a decrease in headcount for auto operations.

Sales and Marketing. Sales and marketing expenses decreased $11.7 million from $28.5 million for the twelve months ended December 31, 2000 to $16.8 million for the twelve months ended December 31, 2001. Sales and marketing expenses as a percentage of revenues decreased from 79% in 2000 to 25% in 2001. The decreases are the result of reduced spending in the Company's national advertising campaign and improved leverage from new and existing advertising and partner relationships resulting in more cost-effective customer acquisitions. Sales and marketing headcount decreased by 2 to 17 as of December 31, 2001 from 19 as of December 31, 2000.

Technology. Technology expenses increased $0.1 million from $6.2 million for the twelve months ended December 31, 2000 to $6.3 million for the twelve months ended December 31, 2001. Technology expenses as a percentage of revenues decreased from 17% in 2000 to 9% in 2001. Technology headcount increased by 6 to 36 as of December 31, 2001 from 30 as of December 31, 2000.

General and Administrative. General and administrative expenses decreased $1.0 million from $6.8 million for the twelve months ended December 31, 2000 to $5.8 million for the twelve months ended December 31, 2001. General and administrative expenses as a percentage of revenues decreased from 19% in 2000 to 9% in 2001. General and administrative headcount remained constant at 40 as of December 31, 2000 and 2001.

Amortization of Non-Cash Marketing Costs. The marketing services receivable was amortized on a straight-line basis over a one-year term and concluded amortization on June 30, 2001. Amortization of non-cash marketing costs decreased $0.5 million from $6.5 million for the twelve months ended December 31, 2000 to $6.0 million for the twelve months ended December 31, 2001.

Amortization of Unearned Compensation. Amortization of unearned compensation decreased $4.2 million from $9.4 million for the twelve months ended December 31, 2000 to $5.2 million for the twelve months ended December 31, 2001. Management accelerated the vesting of compensatory options in the fourth quarter of 2001 resulting in the full amortization of unearned compensation as of December 31, 2001.

Amortization of Goodwill. Amortization of goodwill decreased $11.6 million from $39.7 million for the twelve months ended December 31, 2000 to $28.1 million for the twelve months ended December 31, 2001. Amortization of goodwill concluded at September 2001.

Other Income, net. Other income, net, increased $3.2 million from $1.3 million for the twelve months ended December 31, 2000 to $3.6 million for the twelve months ended December 31, 2001. The increase is primarily due to the sale of shares in E-LOAN Japan, which resulted in a gain of $3.2 million. This gain was partially off-set by a decrease of approximately $1.0 million in interest on short-term investments.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 2000

The following table sets forth the results of operations for E-LOAN and these results expressed as a percentage of total revenues (dollars in thousands):

                                                         Years Ended December 31,
                                                         ------------------------
                                                            1999         2000
                                                         -----------  -----------
Revenues .............................................. $    22,097  $    35,879

Operating expenses:
    Operations.........................................      22,779       31,747
    Sales and marketing................................      30,286       28,506
    Technology.........................................       3,595        6,207
    General and administrative.........................       6,859        6,840
    Amortization of non-cash marketing costs...........         --         6,490
    Amortization of unearned compensation..............      23,116        9,392
    Amortization of goodwill and intangible assets.....      11,589       39,733
                                                         -----------  -----------
           Total operating expenses....................      98,224      128,915
                                                         -----------  -----------
Loss from operations...................................     (76,127)     (93,036)
Other income, net......................................       3,152        1,276
                                                         -----------  -----------
Net loss............................................... $   (72,975) $   (91,760)
                                                         ===========  ===========

AS A PERCENTAGE OF REVENUES:

Revenues ..............................................         100%         100%

Operating expenses:
    Operations.........................................         103%          88%
    Sales and marketing................................         137%          79%
    Technology.........................................          16%          17%
    General and administrative.........................          31%          19%
    Amortization of non-cash marketing costs...........         --            18%
    Amortization of unearned compensation..............         105%          26%
    Amortization of goodwill and intangible assets.....          52%         111%
                                                         -----------  -----------
           Total operating expenses....................         445%         359%
                                                         -----------  -----------
Loss from operations...................................        -345%        -259%
Other income, net......................................          14%           4%
                                                         -----------  -----------
Net loss...............................................        -330%        -256%
                                                         ===========  ===========

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

OPERATING EXPENSES

Total Operating Expenses. Total operating expenses increased $30.7 million from $98.2 million for the twelve months ended December 31, 1999 to $128.9 million for the twelve months ended December 31, 2000. The increase is primarily due to an expansion of the auto loan portion of the business (which was acquired from Bank of America in September of 1999), an increase of $28.1 million in the amortization of goodwill in connection with this acquisition and $6.5 million in non-cash marketing costs related to the issuance of warrants to purchase E-LOAN common stock. These amounts are partially off-set by a decrease of $13.7 million in the amortization of unearned compensation expense.

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

Non-Cash Marketing Costs. Amortization of non-cash marketing costs was $6.5 million for the twelve months ended December 31, 2000.

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

Other Income, net. Other income, net, decreased from $3.2 million for the twelve months ended December 31, 1999 to $1.3 million for the twelve months ended December 31, 2000. The decrease is primarily due to the inclusion of a one-time, non-cash gain in the amount of $2.9 million from the settlement of a strategic alliance agreement in the fourth quarter of 1999. This amount was partially off-set by a one-time expense of $400,000 related to the settlement of a trademark dispute, which was also included in the 1999 amounts.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

Loans held-for-sale. Loans held-for-sale are recorded at the lower of cost or aggregate market value. Cost generally consists of loan principal balance adjusted for net deferred fees and costs. No valuation adjustment was required at December 31, 2000 or 2001.

Capitalized Software. In 1999, the Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that the Company expense computer software costs as they are incurred in the preliminary project stage. Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are generally amortized over one to three years on a straight-line basis. As of December 31, 2001, the Company had capitalized approximately $2.7 million in internally developed software costs of which $1.0 million had been amortized.

Derivative Instruments. On June 15, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No. 133 on January 1, 2001. Adoption of this pronouncement resulted in a transition adjustment of a $0.2 million gain, which was recorded as a component of mortgage revenue. For the twelve months ended December 31, 2001, the Company recorded $0.8 million as a component of mortgage revenue related to recording changes in fair value of SFAS No. 133 derivatives for which the Company did not elect SFAS No. 133 hedge accounting and underlying hedged loans which did qualify for hedge accounting in accordance with SFAS No. 133. This Statement was recently amended under SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The Statements require entities that use derivative instruments to measure these instruments at fair value and record them as assets and liabilities on the balance sheet. Entities must reflect gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. These amendments do not change the Company's current method of accounting for these Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash flow include cash from the sale of mortgage, home equity and auto loans, borrowings under warehouse lines of credit and other credit facilities, brokerage fees, interest income, credit card referrals and the sale of debt and equity securities in both private and public transactions. The Company's uses of cash include the funding of mortgage, home equity and auto loans, repayment of amounts borrowed under warehouse lines of credit, operating expenses, payment of interest, and capital expenditures primarily comprised of furniture, fixtures, computer equipment, software and leasehold improvements.

Net cash used in operating activities was $26.6 million and $142.0 million for the twelve months ended December 31, 2000 and 2001, respectively. Net cash used in operating activities during the twelve months ended December 31, 2000 was primarily due to the net loss less amortization of unearned compensation, goodwill and non-cash marketing costs, partially off-set by cash provided by a decrease in loans held-for-sale. Net cash used in operating activities during the twelve months ended December 31, 2001, was primarily due to the increase in loans held-for-sale plus the net loss less amortization of unearned compensation, goodwill and non-cash marketing costs.

Net cash used in investing activities was $6.2 million for the twelve months ended December 31, 2000 and net cash provided by investing activities was $2.7 million for the twelve months ended December 31, 2001. Net cash used in investing activities during 2000 was primarily for the purchase of software, furniture, equipment and leasehold improvements. Net cash provided by investing activities during 2001 was primarily due to the sale of the Company's investment in E-LOAN Japan, partially offset by the purchase of software, furniture, equipment and leasehold improvements.

Net cash provided by financing activities was $23.5 million and $143.4 million for the twelve months ended December 31, 2000 and 2001, respectively. Net cash provided by financing activities in these periods was primarily from proceeds from borrowings under the Company's warehouse lines of credit and other credit facilities, net proceeds from notes payable, as well as proceeds from the private placement in the twelve months ended December 31, 2000.

The Company has a warehouse line of credit for borrowings of up to $50 million for the interim financing of mortgage loans with GMAC Bank. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage rates. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on March 31, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million (excluding Documentary Drafts) in addition to the requirement that the Company maintain at least one other warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all debt covenants for this agreement during the year ended and at December 31, 2001.

The Company has an agreement to finance up to $300 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital. Of this amount, $150 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. The line requires the restriction of $2.5 million in cash as additional collateral. The line expires March 21, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash, excluding Documentary Drafts) or the highest amount required by any other lender or agreement. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $50 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement during the year ended and at December 31, 2001.

In addition, the Company has an uncommitted mortgage loan purchase and sale agreement with Greenwich Capital. Under the terms of this agreement, mortgage loans which are subject to a "take-out" commitment between the Company and an investor, but have not yet been purchased, may be sold to Greenwich Capital with the accompanying trade assignment. This allows the Company to accelerate turnover and provide additional liquidity to fund additional mortgage loans. Revenue derived from sales under this agreement are included as a receivable on the Company's balance sheet.

On April 1, 2001, the Company entered into an agreement for a $25 million line of credit with Bank One, NA for the interim financing of auto loans. The interest rate charged on this line is based on LIBOR plus 2.5%. This line includes various financial and non-financial covenants. At December 31, 2001, the Company was not in compliance with a debt to tangible net worth covenant ratio and subsequently obtained a waiver from the lender. This committed line was reduced to $10 million on April 1, 2002 and expires on July 31, 2002. Bank One has indicated that they are exiting this component of their lending business, and therefore will not be renewing our line of credit after the expiration on July 31, 2002. The Company is in active discussions with multiple lending providers, and believes that it will be successful in securing an alternative source prior to expiration of the current facility.

On April 2, 2001, the Company entered into a loan agreement with Christian A. Larsen, the Company's Chairman of the Board and Chief Executive Officer, that provided the Company with the ability to draw funds up to an aggregate of $7.5 million upon demand. The borrowings had an interest rate of the lower of 12% or the maximum legal rate allowed. Additionally, as provided for in the loan agreement, the $7.5 million commitment was reduced to $2.5 million as part of the issuance of a convertible note to The Charles Schwab Corporation. This facility expired on January 5, 2002.

On July 12, 2001 the Company issued a $5.0 million convertible note to The Charles Schwab Corporation, which is convertible into shares of its common stock at a conversion price of $1.06 per share and which matures on January 19, 2003. The convertible note bears interest at a rate of 8% per annum and is payable quarterly. On March 14, 2002, the Company elected to redeem the note prior to its maturity date. Under the terms of the note, the Company seeks to redeem the note on April 15, 2002 by payment of $5,250,000 (105% of the unpaid principal as of the date of redemption). The Charles Schwab Corporation has the option before April 15, 2002 to convert the amount due under the note into 4,716,981 shares of common stock of the Company, in lieu of repayment.

The Company believes that its existing cash and cash equivalents as of December 31, 2001 will be sufficient to fund its operating activities, capital expenditures and other obligations for the next twelve months. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations, or in raising additional funds when required in sufficient amounts and on terms acceptable to the Company, it could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be reduced.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

We Have a History of Losses, We Have Only Recently Achieved Profitability, and We May Not Maintain Profitability

We incurred net losses of $91.8 million and $39.5 million for the years ended December 31, 2000 and 2001, respectively. As of December 31, 2001, our accumulated deficit was $216.9 million. We have achieved profitability in the fourth quarter of 2001. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

We have a Limited Operating History and Consequently Face Significant Risks and Challenges in Building Our Business

We were incorporated in August 1996, initiated our online mortgage operations in June 1997 and acquired our auto operations in September 1999. We cannot assure you that we will be able to operate successfully if a downturn in the mortgage or auto business occurs. As a result of our limited operating history, our recent growth and our reporting responsibilities as a public company, we may need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our underwriting, accounting, finance, marketing, and operations departments.

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

Interest Rate Fluctuations Could Significantly Reduce Customers' Incentive to Refinance Existing Mortgage Loans

A significant percentage of our mortgage customers use our services to refinance existing mortgages and they are motivated to do so primarily when interest rates fall below the rates of their existing mortgages. In the event interest rates significantly increase, consumers' incentive to refinance will be greatly reduced and the number of loans that we originate could significantly decline. We significantly benefited from the spread between long term and short term interest rates during 2001. Based on historical trends, we would not expect the same level of benefit from interest rate spreads in a normal market.

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

We Have Recently Experienced Significant Growth in Our Business, and If We Are Unable to Manage this Growth, Our Business Will Be Adversely Affected

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At December 31, 2000 and 2001, we had 355 and 436 full-time employees, respectively.

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

The Loss of One or More of Our Significant Distribution Partners Would Adversely Affect Our Business

We rely on Internet distribution partners to direct a significant number of prospective customers to our website. If we lose any of our significant distribution partners, we will likely fail to meet our growth objectives, both in terms of additional borrowers and increased brand awareness. In the aggregate, approximately 30% and 60% of our mortgage and auto loan applications, respectively, were derived from the websites of our distribution partners during the year ended December 31, 2001. Our agreements with our distribution partners are typically short-term, from one to four years in length, and most can be terminated for any reason upon 30 to 60 days prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If any of these agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business would be adversely affected.

The Termination of One or More of Our Mortgage Funding Sources Would Adversely Affect Our Business

We depend on GMAC Bank, formerly GE Capital Mortgage Services, Inc. ("GE Capital"), to finance our self-funded mortgage loan activities through the warehouse credit facility they provide. We also depend on Greenwich Capital Financial Products, Inc. to finance portions of our mortgage loan inventory pending ultimate sale to mortgage loan purchasers. If either of these warehouse credit facilities becomes unavailable, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants on either or both lines could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. In the past, we have had to obtain waivers from Greenwich Capital and GE Capital as a result of our failure to comply with covenants regarding the issuance of capital stock, excess asset purchases and the breach of financial ratios. Our agreements with Greenwich Capital and GMAC Bank expire in March 2003. Upon expiration of these agreements management intends to renew or extend the warehouse credit facilities. However, we cannot assure you that these agreements will be renewed or extended past their current expiration dates, and additional sources of funding for our mortgage loans may not be available on favorable terms or at all.

Our Inability to Secure a Replacement Auto Line of Credit Would Adversely Affect Our Business

We have a line of credit from Bank One, NA, to finance the funding of our auto loans, and it is our sole facility for auto loan fundings. As part of an April 1, 2002 renewal, the line of credit commitment was reduced from $25 million to $10 million and extended until July 31, 2002. Bank One has indicated that they are exiting this component of their lending business, and therefore will not be renewing our line of credit after the expiration on July 31, 2002. We are in active discussions with multiple lending providers, and believe that we will be successful in securing an alternative source prior to expiration of our current facility. However, we cannot assure you that we will be successful and our inability to secure a replacement would adversely affect our auto lending business.

We Are Primarily Dependent on One Lending Source for All of Our Home Equity Business

Currently, the majority of our home equity loans are funded through Wells Fargo Bank pursuant to a Home Equity Loan/Line Purchase Agreement. If Wells Fargo Bank is unable or unwilling to purchase our home equity loans, we may experience delays in our ability to accept or process home equity loan applications until we are able to secure new sources of loan purchasers. Sufficient additional sources of loan purchasers for our home equity loans may not be available on favorable terms or at all.

We Are Primarily Dependent on Three Auto Loan Purchasers for the Majority of Our Auto Loan Business

Currently, the majority of our auto loans are sold to three auto loan purchasers. If any of them are unable or unwilling to purchase our auto loans, we may experience delays in our ability to accept or process auto loan applications until we are able to secure new auto loan purchasers. Sufficient additional purchasers for our auto loans may not be available on favorable terms or at all.

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

We May Incur Losses on Loans if We Breach Representations or Warranties to Mortgage or Auto Loan Purchasers

In connection with the sale of mortgage and auto loans, we make customary representations and warranties to loan purchasers relating to, among other things, compliance with laws and origination practices. In the event we breach any of these representations and warranties, we may be required to repurchase or substitute these loans and bear any subsequent losses on the repurchased loans. We may also be required to indemnify mortgage and auto loan purchasers for these losses and claims with respect to loans for which there was a breach of representations and warranties. In addition, many of our agreements with mortgage and auto loan purchasers prohibit our solicitation of borrowers with respect to the refinancing of loans we originate and sell. The loan purchasers under our mortgage loan purchase agreements may construe our continuing mortgage monitoring service as violating these non-solicitation provisions, in which case they may elect to terminate their agreements with us or may seek recovery from us for damages sustained by them. Many of our agreements with mortgage and auto loan purchasers prohibit us from refinancing mortgage and auto loans for specified time periods, unless we pay penalties to the loan purchasers or obtain their consent. Many of these agreements also require us to return any premiums paid by a mortgage or auto loan purchaser if the loans purchased are prepaid in full during periods of up to twelve months following the date the loan is purchased.

The Consumer Lending Industry is Intensely Competitive, and if We Fail to Successfully Compete in this Industry, Our Market Share and Business Will be Adversely Affected

The market for the origination of consumer loans is rapidly evolving, both online and through traditional channels, and competition for borrowers is intense and is expected to increase significantly in the future. We face competition from offline banks, mortgage bankers, brokers and auto dealers, which as a group provide the majority of mortgage loans, home equity loans and lines of credit, and auto loans, respectively. In addition, we compete directly with companies offering mortgage and auto loans over the Internet. Principal among these competitors are E*Trade Mortgage Corporation, Quicken Loans, LendingTree, Ditech.com, and Peoplefirst.com. Traditional lenders, including Countrywide, Wells Fargo Bank and Bank of America, also provide access to their loan offerings over the Internet. Increased competition, particularly online competition, could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business. Further, we cannot assure you that our competitors and potential competitors will not develop services and products that are equal or superior to those of ours or that achieve greater market acceptance than our products and services.

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

If We Fail to Comply with the Numerous Laws and Regulations that Govern Our Industry, Our Business Could be Adversely Affected

Our business must comply with all applicable state and federal laws, and with extensive and complex rules and regulations and licensing and examination requirements of various federal, state and local government authorities. These rules impose obligations and restrictions on our mortgage and auto loan brokering and lending activities. In particular, these rules limit the broker fees, interest rates, finance charges and other fees we may assess, require extensive disclosure to our customers, prohibit discrimination and impose on us multiple qualification and licensing obligations. We may not always have been and may not always be in compliance with these requirements. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status with the agencies or with institutions that purchase our loans, voiding of loan contracts or security interests, indemnification liability or the obligation to repurchase loans sold to loan purchasers, rescission of mortgage loans, class action lawsuits, administrative enforcement actions and civil and criminal liability.

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

The Loss of Any of Our Executive Officers or Key Personnel Would Likely Have an Adverse Effect on Our Business

Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly co-founder Chris Larsen, Chief Executive Officer and Chairman of the Board of Directors, as well as Joseph Kennedy, President and Chief Operating Officer. The loss of the services of Mr. Larsen, Mr. Kennedy or other key employees, would also likely have an adverse effect on our business, results of operations and financial condition. We have not entered into employment agreements with any of our executives, except Mr. Kennedy, and we do not maintain "key person" life insurance for any of our personnel.

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

Our Business Will Suffer if We Are Unable to Adapt to the Rapid Technological Change that Characterizes Our Industry

Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our services. We rely on third party software products and services, including software related to automated underwriting functions, to enable us to realize processing efficiencies that are central to our operations. If we are unable to integrate this software in a fully functional manner, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, enhancements of our products and services must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our services or infrastructure to adapt to these changes.

Any Outages, Delays or Other Difficulties Experienced by the Internet Service Providers, Online Service Providers or Other Website Operators on Which Our Users Depend Could Adversely Affect Our Business

Our website has in the past and may in the future experience slower response times or decreased traffic for a variety of reasons. In addition, our users depend on Internet service providers, online service providers and other website operators for access to our websites. Many Internet users have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Additionally, the Internet infrastructure may not be able to support continued growth in its use. Any of these problems could adversely affect our business.

Our Business Will be Adversely Affected if We Are Unable to Safeguard the Security and Privacy of Our Customers' Financial Data

Internet usage could decline if any well-publicized compromise of security occurred. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by any breaches that occur. We also retain on our premises personal financial documents that we receive from prospective borrowers in connection with their loan applications. These documents are highly sensitive and if a third party were to misappropriate our customers' personal information, customers could possibly bring legal claims against us. We cannot assure you that our privacy policy will be deemed sufficient by our prospective customers or compliant with any federal or state laws governing privacy which may be adopted in the future.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate movements significantly impact our volume of closed loans and represent the primary component of market risk to us. In a higher interest rate environment, consumer demand for mortgage loans, particularly refinancing of existing mortgages, declines. Interest rate movements affect the interest income earned on loans held for sale, interest expense on the warehouse lines payable, the value of mortgage loans held for sale and ultimately the gain on sale of mortgage loans.

We attempt to minimize the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market, through our hedging activities. Individual mortgage loan risks are aggregated by note rate, mortgage loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. We currently hedge our mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities and non-mandatory forward sale agreements with the ultimate investor. We determine which alternative provides the best execution in the secondary market. In addition, we do not believe our net interest income would be materially affected as a result of concurrent changes in long-term and short-term interest rates due to the short duration of time loans are held on the balance sheet prior to being sold to capital market loan purchasers (on average under thirty days).

We believe that we have implemented a cost-effective hedging program to provide a high level of protection against changes in the market value of rate-lock commitments. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Accountants, Financial Statements and Notes to Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information regarding directors and executive officers appearing under the heading "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our proxy statement relating to our 2002 Annual Meeting of Stockholders to be held on May 14, 2002 (the "2002 Proxy Statement") is incorporated into this item by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the headings "Compensation of Directors," "Compensation Committee Report of the Board of Directors," "Executive Compensation" and "Performance Graph" of our 2002 Proxy Statement is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K).

ITEM 12. SECURITY OWNERSHIP OF DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS

The information appearing under the heading "Security Ownership of Directors, Officers and Certain Beneficial Owners" of our 2002 Proxy Statement is incorporated into this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the heading "Certain Relationships and Related Transactions" of our 2002 Proxy Statement is incorporated into this item by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following financial statements of E-LOAN, Inc. and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 2001:

   2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K. E-LOAN filed one report on Form 8-K during the fourth quarter of 2001 as follows:

Current Report on Form 8-K filed October 10, 2001 for the purpose of reporting under Item 5 thereof the results of E-LOAN's third quarter financial results.

(c)Exhibits.

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999 (8)
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated February 15, 2001 (10)
3.3	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001 (10)
4.1	Promissory Note made by The Charles Schwab Corporation in favor of E-LOAN, Inc., dated as of March 31, 2001, in the amount of $2,000,000 (12)
4.2	Promissory Note made by Christian A. Larsen in favor of E-LOAN, Inc., dated as of March 31, 2001, in the amount of $3,000,000 (12)
4.3	Stock Purchase Warrant dated as of July 12, 2001 granting Charles Schwab & Co., Inc. the right to purchase 1,389,000 shares of E-LOAN's common stock (12)
4.4	8% Convertible Note made by The Charles Schwab Corporation in favor of E-LOAN, Inc., dated as of July 12, 2001, in the amount of $5,000,000 (12)
10.1	Form of Underwriting Agreement, undated (1)
10.2	Specimen of Common Stock Certificate, undated (1)
10.3	Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation dated March 23, 1999 (1)
10.4	Form of Indemnification Agreement between the Registrant and each of its directors and officers dated March 19, 1999 (1)
10.5	1997 Stock Plan, undated (1)
10.6	1997 Stock Plan dated April 27, 1999 (1)
10.7	1997 Stock Plan dated August 30, 1999 (4)
10.8	1999 Employee Stock Purchase Plan, undated (1)
10.9	1999 Employee Stock Purchase Plan dated October 25, 1999 (4)
10.10	Restated Investor Rights Agreement among E-LOAN and certain investors dated September 4, 1998 (1)
10.11	Warrant Agreement to Purchase Shares of the Series C Preferred Stock of E-LOAN, Inc. with Comdisco, Inc. dated March 4, 1998 (1)
10.12	Employment Agreement with Joseph Kennedy dated March 26, 1999 (1)
10.13	Marketing Agreement with DLJdirect, Inc. dated September 4, 1998 (1)*
10.14	Co-Marketing Agreement with E*Trade Group, Inc. dated March 26, 1998 (1)*
10.15	Marketing Agreement with MarketWatch.com dated February 8, 1999 (1)*
10.16	Marketing Agreement with Prism Mortgage Company dated May 1, 1998 (1)
10.17	Warehousing Credit and Security Agreement with Bank United dated February 3, 1999 (1)
10.18	Broker Agreement with Citicorp Mortgage, Inc. dated September 23, 1997 (1)
10.19	Underwriting Review Agreement with CMAC Service Company dated September 3, 1998 (1)
10.20	Warehouse Credit Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated June 24, 1998 (1)
10.21	Warehouse Credit Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated June 24, 1998 and Amended and Restated Note to Cooper River Funding Inc. dated April 26, 1999 (1)
10.22	Loan Purchase Agreement with Countrywide Home Loans, Inc. dated September 25, 1998 (1)
10.23	Conventional Loan Purchase Agreement with Crestar Mortgage Corporation dated July 1, 1998 (1)
10.24	GMAC Mortgage Corporation Seller's Agreement for Residential Mortgage Loans with GMAC Mortgage Corporation dated July 1, 1998 (1)
10.25	Mortgage Loan Purchase and Sale Agreement with Greenwich Capital Financial Products, Inc., undated (1)
10.26	License, Staffing, Purchase and Sale Agreement with NetB@nk dated June 1, 1998 (1)
10.27	Mortgage Loan Processing Agreement with NetB@nk dated June 1, 1998 (1)
10.28	Wholesale Mortgage Purchase Agreement with PHH Mortgage Services Corporation dated June 1, 1998 (1)
10.29	Underwriting Services Agreement with PMI Mortgage Services Co. dated June 12, 1998 (1)
10.30	Mortgage Purchase Agreement with Resource Bancshares Mortgage Group, Inc. dated May 1, 1998 (1)
10.31	Mortgage Selling and Servicing Contract with Federal National Mortgage Association dated February 12, 1999 (1)
10.32	Multi-Tenant Office Triple Net Lease with Creekside South Trust, as amended, dated August 19, 1998 (1)
10.33	Lease Agreement between JTC and Palo Alto Funding Group, Inc. dated June 20, 1996 (1)
10.34	Mortgage Loan Origination Agreement between Chase Home Mortgage Corporation and Palo Alto Funding Group dated November 30, 1992 (1)
10.35	Correspondent Agreement with Citicorp Mortgage, Inc. dated June 15, 1998 (1)
10.36	Conventional Wholesale Mortgage Purchase Agreement with Colonial Mortgage Company dated September 1, 1998 (1)
10.37	Lender Associate Agreement with GreenPoint Mortgage Corp. dated November 9, 1998 (1)
10.38	Correspondent Broker Agreement with New America Financial, Inc., undated (1)
10.39	Correspondent Mortgage Services Agreement with PHH Mortgage Services Corporation dated May 20, 1998 (1)
10.40	Correspondent Purchase Agreement with Prism Mortgage Company dated March 22, 1998 (1)
10.41	Wholesale Lending Agreement with Union Federal Savings Bank of Indianapolis dated March 6, 1998 (1)
10.42	Master Lease Agreement with Comdisco, Inc. dated March 4, 1998 (1)
10.43	Loan and Security Agreement with Silicon Valley Bank dated December 8, 1998 (1)
10.44	Internet Data Center Services Agreement with Exodus Communications, Inc. dated November 10, 1997 (1)
10.45	Marketing Agreement with PHH Mortgage Services Corporation dated January 19, 1998 (1)
10.46	Second Amendment to Lease with Creekside South Trust dated March 25, 1999 (1)
10.47	Joint Venture Agreement with Softbank Corp. dated March 31, 1999 (1)*
10.48	Stock Purchase Agreement with Forum Holdings, Inc. dated May 20, 1999 (1)
10.49	Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated May 20, 1999 (1)
10.50	Stock Purchase Warrant issued to Greenwich Capital Financial Products, Inc. dated May 20, 1999 (1)
10.51	Marketing, Promotion, Licensing, Computer Services and Related Services Agreement with FCC National Bank dated May 3, 1999 (2)*
10.52	Agreement and Plan of Reorganization with Banc of America Auto Finance Corp., Robert Ferber and Non-Bank Stockholders dated August 23, 1999 (3)
10.53	Registration Rights Agreement with Banc of America Auto Finance Corp., Robert Ferber and Non-Bank Stockholders dated September 17, 1999 (3)
10.54	Restated Investor Rights Agreement dated August 20, 1999 (4)*
10.55	Second Amended and Restated Note to Cooper River Funding Inc. dated July 28, 1999 (4)
10.56	Strategic Alliance Agreement with Greenpoint Mortgage Funding, Inc. dated September 29, 1999 (4)
10.57	Strategic Alliance Agreement between Bank of America, N.A., Banc of America Auto Finance Corp., and Electronic Vehicle Remarketing, Inc. dated August 23, 1999 (4)*
10.58	Referral Agreement between AutoConnect L.L.C. and Electronic Vehicle Remarketing, Inc. dated September 1998 and Addendum to Referral Agreement dated July 22, 1999 (4)*
10.59	Listing and Advertising Agreement between EVRI/CarFinance.com and Intelligent Life Corporation dated August 4, 1999 (4)*
10.60	Referral Agreement between Kelley Blue Book and Electronic Vehicle Remarketing, Inc. dated June 1, 1998 and Amendment to Referral Agreement dated 1999 (4)*
10.61	Content Partner/Distribution Agreement with Infoseek Corporation, undated (5)*
10.62	Securities Purchase Agreement with Certain Purchasers dated April 25, 2000 (6)
10.63	Marketing Agreement with Charles Schwab & Co., Inc. dated April 25, 2000 (6)*
10.64	Marketing Agreement with RE/MAX International, Inc. dated January 24, 2000 (7)*
10.65	Auto Loan Purchase and Sale Agreement with AmeriCredit Financial Services dated June 5, 2000 (8)*
10.66	Auto Loan Purchase and Sale Agreement with Bank of America dated May 16, 2000 (8)*
10.67	Co-Branded Web Services Referral Agreement with eBay Inc. dated April 21, 2000 (8)*
10.68	Systems and Marketing Agreement with H&R Block Mortgage Corporation dated March 21, 2000 (8)*
10.69	Auto Loan Purchase and Sale Agreement with TranSouth Financial Corporation dated May 4, 2000 (8)*
10.70	Auto Loan Purchase and Sale Agreement with Wells Fargo Bank, N.A. - Auto Finance Group dated May 1, 2000 (8)*
10.71	Financial Services Agreement with WFS Financial Inc. dated April 24, 2000 (8)*
10.72	Fourth Modification Agreement with Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. dated March 17, 2000 (9)
10.73	Amendment Number One to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated April 10, 2000 (9)
10.74	Fifth Modification Agreement with Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. dated April 26, 2000 (9)
10.75	Amendment to Warehouse and Mortgage Loan Purchase and Sale Agreement with Greenwich Capital Financial Products, Inc. dated September 30, 1999 (9)
10.76	Whole Loan Custodial Agreement with Greenwich Capital Financial Products, Inc. dated June 29, 2000 (9)
10.77	Sixth Modification Agreement with Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. dated September 30, 2000 (9)
10.78	Correspondent Purchase and Sale Agreement with Washington Mutual Bank dated October 13, 2000 (9)
10.79	Standard Sublease with Pagoo, Inc. dated October 20, 2000 (9)
10.80	Addendum to Sublease with Pagoo, Inc. dated October 18, 2000 (9)
10.81	Covenant Waiver with Greenwich Capital Financial Products, Inc. dated November 14, 2000 (9)
10.82	Landlord Consent to Sublease from Creekside South Trust dated November 17, 2000 (9)
10.83	Seventh Modification Agreement with Cooper River Funding, Inc. and GE Capital Mortgage Services, Inc. dated November 30, 2000 (9)
10.84	Website Linking Agreement with Providian Bancorp Services dated November 30, 2000 (9)*
10.85	Second Addendum to Sublease with Pagoo, Inc. dated December 15, 2000 (9)
10.86	Home Equity Loan/Line Purchase Agreement with Wells Fargo Bank West, N.A. and Wells Fargo Bank, N.A. dated November 1, 2000 (9)*
10.87	Whole Loan Sale Agreement with Principal Residential Mortgage, Inc. dated February 24, 1999 (10)
10.88	Third Modification Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated July 28, 1999 (10)*
10.89	United Mileage Plus Participation Agreement with Mileage Plus, Inc. dated March 1, 2001 (10)*
10.90	Amendment Number Two to the Master Loan and Security Agreement with Greenwich Capital Financial Products Inc. dated February 22, 2001 (10)
10.91	Securitization Commitment from Greenwich Financial Products Inc. dated February 22, 2001 (10)
10.92	Stock Purchase Warrant issued to Greenwich Financial Products Inc. dated February 23, 2001 (10)
10.93	Revolving Credit Note to Bank One, NA dated April 2, 2001 (10)
10.94	Loan Agreement with Bank One, NA dated April 2, 2001 (10)
10.95	Security Agreement with Bank One, NA dated April 2, 2001 (10)
10.96	Dispute Resolution Agreement with Bank One, NA dated April 2, 2001 (10)
10.97	Warehouse Security Agreement with GE Capital Mortgage Services, Inc. and Cooper River Funding Inc. dated June 24, 1998 (10)
10.98	Amendment to Auto Loan Purchase and Sale Agreement with AmeriCredit Financial Services, Inc. dated January 1, 2001 (11)*
10.99	Third Amendment to Marketing Agreement with Charles Schwab and Co., Inc. dated January 1, 2001 (11)*
10.100	Systems and Marketing Agreement with H&R Block Mortgage Corporation dated January 1, 2001 (11)*
10.101	Eighth Modification Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated January 2, 2001 (11)
10.102	Third Amendment to Underwriting Services Agreement with PMI Mortgage Services Co. dated January 10, 2001 (11)
10.103	Amendment to Auto Loan Purchase and Sale Agreement with TranSouth Financial Corporation dated January 10, 2001 (11)*
10.104	Amendment to June 22, 2000 Engagement Letter with PricewaterhouseCoopers LLP dated February 12, 2001 (11)
10.105	Engagement Letter with PricewaterhouseCoopers LLP dated February 12, 2001 (11)
10.106	Ninth Modification Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated February 14, 2001 (11)
10.107	Seller Contract with Greenpoint Mortgage Funding, Inc. dated February 21, 2001 (11)
10.108	Amendment to Auto Loan Purchase and Sale Agreement with TranSouth Financial Corporation dated February 27, 2001 (11)*
10.109	First Amendment to Auto Loan Purchase and Sale Agreement with Wells Fargo Bank, N.A. - Auto Finance Group dated January 23, 2001 (11)*
10.110	Third Amended and Restated Note to Cooper River Funding Inc. dated March 1, 2001 (11)
10.111	Tenth Modification Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated March 1, 2001 (11)
10.112	Shareholders Agreement with Softbank Finance Corporation, InsWeb Corporation, and Marsh & McLennan Risk Capital Holdings, Ltd. dated March 28, 2001 (11)
10.113	Amendment to Underwriting Services Agreement with PMI Mortgage Services Co. dated July 31, 1998 (11)
10.114	Second Amendment to Underwriting Services Agreement with PMI Mortgage Services Co. dated May 3, 1999 (11)
10.115	First Amendment to Lease with Creekside South Trust dated September 11,1998 (11)
10.116	Loan Agreement between E-LOAN, Inc. and Christian A. Larsen dated as of April 2, 2001 (12)
10.117	Security Agreement between E-LOAN, Inc. and Christian A. Larsen dated as of March 30, 2001 (12)
10.118	Security Agreement between E-LOAN, Inc. and The Charles Schwab Corporation dated as of March 31, 2001 (12)
10.119	Intercreditor Agreement between E-LOAN, Inc., The Charles Schwab Corporation and Christian A. Larsen, and acknowledged and agreed to by E-LOAN, Inc. as of March 31, 2001 (12)
10.120	Second Amendment to Auto Loan Purchase and Sale Agreement with Wells Fargo Bank, N.A. - Auto Finance Group dated March 15, 2001 (12)+
10.121	Tri-Party Enhanced AOT Agreement with Wells Fargo Home Mortgage, Inc. and Federal Home Loan Mortgage Corporation dated May 22, 2001 (12)+
10.122	Originator Master Commitment for Enhanced AOT with Federal Home Loan Mortgage Corporation dated June 11, 2001 (12)+
10.123	Master Agreement with Federal Home Loan Mortgage Corporation dated June 18, 2001 (12)+
10.124	Eleventh Modification Agreement with Cooper River Funding Inc. and GE Capital Mortgage Services, Inc. dated June 29, 2001 (12)
10.125	Note Purchase Agreement between E-LOAN, Inc. and The Charles Schwab Corporation dated as of July 12, 2001 (12)
10.126	Amended and Restated Loan Agreement between E-LOAN, Inc. and Christian A. Larsen dated as of July 12, 2001 (12)
10.127	Registration Rights Agreement between E-LOAN, Inc. and The Charles Schwab Corporation dated as of July 12, 2001 (12)
10.128	Amended and Restated Security Agreement between E-LOAN, Inc. and Christian A. Larsen dated as of July 12, 2001 (12)+
10.129	Security Agreement between E-LOAN, Inc. and The Charles Schwab Corporation dated as of July 12, 2001 (12)+
10.130	Amended and Restated Security Agreement between E-LOAN, Inc. and Bank One, N.A., dated as of July 12, 2001 (12)+
10.131	Amended and Restated Intercreditor Agreement between E-LOAN, Inc., The Charles Schwab Corporation and Christian A. Larsen, and acknowledged and agreed to by E-LOAN, Inc. as of July 12, 2001 (12)+
10.132	Subordination and Intercreditor Agreement between Bank One, N.A., The Charles Schwab Corporation and Christian A. Larsen, and acknowledged and agreed to by E-LOAN, Inc. as of July 12, 2001 (12)
10.133	Fourth Amendment to Marketing Agreement with Charles Schwab & Co., Inc. dated as of July 1, 2001 (13)+
10.134	Systems and Marketing Agreement with H&R Block Mortgage Corporation dated as of July 1, 2001 (13)+
10.135	Auto Loan Purchase and Sale Agreement with Compass Bank dated as of July 3, 2001 (13)+
10.136	First Modification of Loan Agreement and Other Loan Documents with Bank One, NA dated as of July 20, 2001 (13)+
10.137	Auto Loan Purchase and Sale Agreement with Patelco Credit Union dated as of August 3, 2001 (13)+
10.138	Correspondent Loan Purchase Agreement with CitiMortgage, Inc. dated as of August 7, 2001 (13)
10.139	Auto Loans Alliance Program Agreement with Household Automotive Credit Corporation and Household Bank, f.s.b. dated as of August 15, 2001 (13)+
10.140	Letter Agreement with GMAC Mortgage Corporation dated as of August 6, 2001 (13)
10.141	Warehouse Credit Agreement with GMAC Bank dated as of November 1, 2001 (13)
10.142	First Modification Agreement with GMAC Bank dated as of November 1, 2001 (13)
10.143	Warehouse Security Agreement with GMAC Bank dated as of November 1, 2001 (13)
10.144	Note in favor of GMAC Bank dated as of November 1, 2001 (13)
10.145	Originator Master Commitment for Enhanced AOT Offering with Federal Home Loan Mortgage Corporation dated August 21, 2001+
10.146	Mortgage Loan Purchase and Sale Agreement with E*TRADE Bank dated October 19, 2001+
10.147	Amendment to Auto Loan Purchase and Sale Agreement with AmeriCredit Financial Services, Inc. dated October 17, 2001+
10.148	Master Commitment with GMAC Residential Funding dated October 23, 2001+
10.149	First Amendment to Master Commitment with GMAC Residential Funding dated November 1, 2001+
10.150	Second Amendment to Master Commitment with GMAC Residential Funding dated November 9, 2001+
10.151	Amendment Number Four to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated November 14, 2001
10.152	Third Amendment to Auto Loan Purchase and Sale Agreement with Wells Fargo Bank - Auto Finance Group dated November 16, 2001+
10.153	Second Modification Agreement with GMAC Bank dated December 17, 2001
10.154	Amended and Restated Note with GMAC Bank dated December 17, 2001
10.155	Flow Purchase and Sale Agreement (Refinance Loans) with E*TRADE Bank dated December 18, 2001+
10.156	Amendment Number Five to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated January 1, 2002
10.157	Amendment Number Six to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated February 1, 2002
10.158	Promissory Note with Greenwich Capital Financial Products, Inc. dated March 21, 2002
10.159	Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 21, 2002
10.160	Amendment Number One to Custodial Agreement with Bankers Trust Company of California, N.A. and Greenwich Capital Financial Products, Inc. dated March 21, 2002
10.161	Second Modification and Extension of Loan Agreement and Other Loan Documents with Bank One, NA dated April 1, 2002
10.162	Fourth Modification Agreement with GMAC Bank dated March 28, 2002
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

____________

(1) Filed with Registration Statement on Form S-1 (No. 333-74945) filed on March 24, 1999, as amended, which Registration Statement became effective June 28, 1999. (2) Filed with Quarterly Report on Form 10-Q (FQE 06/30/99) on August 16, 1999, as amended.
(3) Filed with Current Report on Form 8-K on May 11, 2000.
(4) Filed with Quarterly Report on Form 10-Q (FQE 09/30/99) on November 15, 1999, as amended.
(5) Filed with Annual Report on Form 10-K (FYE 12/31/99) on March 30, 2000, as amended.
(6) Filed with Current Report on Form 8-K on May 11, 2000.
(7) Filed with Quarterly Report on Form 10-Q (FQE 03/31/00) on May 12, 2000.
(8) Filed with Quarterly Report on Form 10-Q (FQE 06/30/00) on August 14, 2000.
(9) Filed with Annual Report on Form 10-K (FYE 12/31/00) on April 2, 2001.
(10) Filed with Annual Report on Form 10-K/A (FYE 12/31/00) on April 23, 2001.
(11) Filed with Quarterly Report on Form 10-Q (FQE 03/31/01) on May 14, 2001.
(12) Filed with Quarterly Report on Form 10-Q (FQE 06/30/01) on August 14, 2001.
(13) Filed with Quarterly Report on Form 10-Q (FQE 09/30/01) on November 14, 2001.

* Confidential Treatment Granted

+ Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-LOAN, Inc. a Delaware corporation By: /s/ CHRISTIAN A. LARSEN Christian A. Larsen, CEO

Dated: April 1, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Christian A. Larsen and Matthew Roberts, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys- in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHRISTIAN A. LARSEN Christian A. Larsen	Chief Executive Officer and Chairman of the Board of Directors	April 1, 2002
/s/ JOSEPH J. KENNEDY Joseph J. Kennedy	President, Chief Operating Officer and Director	April 1, 2002
/s/ MATTHEW ROBERTS Matthew Roberts	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 1, 2002
/s/ ROBERT C. KAGLE Robert C. Kagle	Director	April 1, 2002
/s/ WADE RANDLETT Wade Randlett	Director	April 1, 2002
/s/ DANIEL O. LEEMON Daniel O. Leemon	Director	April 1, 2002
/s/ CLAUS H. LUND Claus H. Lund	Director	April 1, 2002

E-LOAN, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of E-LOAN, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of E-LOAN, Inc. (the "Company") at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California
April 1, 2002

E-LOAN, INC.
BALANCE SHEETS
DECEMBER 31, 2000 AND 2001
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              2000       2001
                                                                            ---------  ---------
ASSETS
Current assets:
    Cash and cash equivalents (includes $0 and $4,500 of restricted cash). $  28,459  $  32,538
    Loans held-for-sale...................................................    22,745    162,246
    Accounts receivable, prepaids and other current assets................    10,360      8,435
                                                                            ---------  ---------
          Total current assets............................................    61,564    203,219
Fixed assets, net.........................................................     8,025      6,215
Deposits and other assets.................................................     2,010      1,192
Goodwill and intangible assets............................................    28,144        --
                                                                            ---------  ---------
           Total assets................................................... $  99,743  $ 210,626
                                                                            =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Warehouse and other lines payable..................................... $  17,678  $ 158,148
    Accounts payable, accrued expenses and other current liabilities......    11,928      7,535
    Capital lease obligation, current portion.............................       396        175
    Notes payable, current portion........................................     1,167        --
                                                                            ---------  ---------
           Total current liabilities......................................    31,169    165,858
Capital lease obligations, long term......................................       213        --
Notes payable, long term..................................................       875      5,000
                                                                            ---------  ---------
           Total liabilities..............................................    32,257    170,858
                                                                            ---------  ---------
Commitments and contingencies (Note 15):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2000 and December 31, 2001; 0 shares issued and
      outstanding at December 31, 2000 and December 31, 2001..............       --         --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2000 and December 31, 2001; 53,449,236 and
      54,010,151 shares issued and outstanding at December 31, 2000
      and December 31, 2001...............................................        53         54
Marketing services receivable.............................................    (5,970)       --
Unearned compensation.....................................................    (8,625)       --
Additional paid-in capital................................................   259,362    256,578
Accumulated deficit.......................................................  (177,334)  (216,864)
                                                                            ---------  ---------
           Total stockholders' equity.....................................    67,486     39,768
                                                                            ---------  ---------
           Total liabilities and stockholders' equity..................... $  99,743  $ 210,626
                                                                            =========  =========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
($ IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            1999         2000         2001
                                                         -----------  -----------  -----------
Revenues (Note 12)..................................... $    22,097  $    35,879  $    67,950

Operating expenses:
    Operations.........................................      22,779       31,747       42,946
    Sales and marketing................................      30,286       28,506       16,785
    Technology.........................................       3,595        6,207        6,325
    General and administrative.........................       6,859        6,840        5,784
    Amortization of non-cash marketing costs...........         --         6,490        5,970
    Amortization of unearned compensation..............      23,116        9,392        5,164
    Amortization of goodwill and intangible assets.....      11,589       39,733       28,144
                                                         -----------  -----------  -----------
           Total operating expenses....................      98,224      128,915      111,118
                                                         -----------  -----------  -----------
Loss from operations...................................     (76,127)     (93,036)     (43,168)
Other income, net......................................       3,152        1,276        3,638
                                                         -----------  -----------  -----------
Net loss............................................... $   (72,975) $   (91,760) $   (39,530)
                                                         ===========  ===========  ===========

Net loss attributable to common stockholders........... $   (74,017) $   (91,760) $   (39,530)
                                                         ===========  ===========  ===========
Net loss per share: (Note 2)
    Basic and diluted.................................. $     (2.75) $     (1.91) $     (0.73)
                                                         ===========  ===========  ===========

    Weighted-average shares - basic and diluted........  26,900,863   48,071,654   53,797,271
                                                         ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
($ IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                                 Market-               Total
                                             Series A             Series B                                              Addi-      ing                Stock-
                                          Preferred Stock      Preferred Stock        Common Stock         Unearned    tional    Services  Accum-    holders'
                                        -------------------- -------------------- -----------------------  Compensa-   Paid-in   Receiv-   ulated    Equity
                                         Shares     Amount    Shares     Amount      Shares      Amount      tion      Capital    able     Deficit   (Deficit)
                                        ---------  --------- ---------  --------- ------------  ---------  ---------  ---------  -------  ---------  ---------
Balance at December 31, 1998...........  428,635  $      91   430,207  $     411   12,524,010  $      13  $  (4,477) $   5,377  $   --   $ (12,599) $ (11,184)
Common stock issued for cash upon
   exercise of stock options...........      --         --        --         --       687,763          1        --         207      --         --         208
Accretion for preferred stock Series C.      --         --        --         --           --         --         --        (260)     --         --        (260)
Accretion for preferred stock Series D.      --         --        --         --           --         --         --        (782)     --         --        (782)
Charitable contribution................      --         --        --         --        75,000        --         --         900      --         --         900
Issuance of warrant in relation to
   warehouse line......................      --         --        --         --           --         --         --         290      --         --         290
Issuance of stock options for
    consulting services rendered.......      --         --        --         --           --         --         --         198      --         --         198
Proceeds from Initial Public Offering
   and private placement, net of
   issuance costs of $2,281............      --         --        --         --     4,980,061          5        --      62,552      --         --      62,557
Conversion of preferred stock.......... (428,635)       (91) (430,207)      (411)  20,493,921         20        --      23,767      --         --      23,285
Issuance of common stock in
   connection with acquisition.........      --         --        --         --     2,879,997          3        --      80,274      --         --      80,277
Obtained warrant and non-cash gain
   from settlement of dispute..........      --         --        --         --           --         --         --      (3,081)     --         --      (3,081)
Issuance of common stock through ESPP..      --         --        --         --        38,491        --         --         458      --         --         458
Unearned compensation..................      --         --        --         --           --         --     (16,718)    39,834      --         --      23,116
Net loss...............................      --         --        --         --           --         --         --         --       --     (72,975)   (72,975)
                                        ---------  --------- ---------  --------- ------------  ---------  ---------  ---------  -------  ---------  ---------
Balance at December 31, 1999...........      --         --        --         --    41,679,243         42    (21,195)   209,734      --     (85,574)   103,007
Common stock issued for cash upon
   exercise of stock options...........      --         --        --         --       915,287          1        --         616      --         --         617
Exercise of warrants issued for
   capital lease.......................      --         --        --         --        43,148        --         --          30      --         --          30
Proceeds from Private Placement, net
   of issuance costs of $889...........      --         --        --         --    10,666,664         10        --      39,100      --         --      39,110
Issuance of common stock through ESPP..      --         --        --         --       144,894        --         --         600      --         --         600
Marketing Services Receivable, net of
   of amortization.....................      --         --        --         --           --         --         --      12,460   (5,970)       --       6,490
Unearned compensation..................      --         --        --         --           --         --      12,570     (3,178)     --         --       9,392
Net loss...............................      --         --        --         --           --         --         --         --       --     (91,760)   (91,760)
                                        ---------  --------- ---------  --------- ------------  ---------  ---------  ---------  -------  ---------  ---------
Balance at December 31, 2000...........      --         --        --         --    53,449,236         53     (8,625)   259,362   (5,970)  (177,334)    67,486
Common stock issued for cash upon
   exercise of stock options...........      --         --        --         --       272,104        --         --          87      --         --          87
Issuance of common stock through ESPP..      --         --        --         --       288,811          1        --         290      --         --         291
Issuance of warrants in relation to
   warehouse line.......................     --         --        --         --           --         --         --         300      --         --         300
Marketing Services Receivable, net of
   of amortization.....................      --         --        --         --           --         --         --         --     5,970        --       5,970
Unearned compensation..................      --         --        --         --           --         --       8,625     (3,461)     --         --       5,164
Net loss...............................      --         --        --         --           --         --         --         --       --     (39,530)   (39,530)
                                        ---------  --------- ---------  --------- ------------  ---------  ---------  ---------  -------  ---------  ---------
Balance at December 31, 2001...........      --   $     --        --   $     --    54,010,151  $      54  $     --   $ 256,578  $   --   $(216,864) $  39,768
                                        =========  ========= =========  ========= ============  =========  =========  =========  =======  =========  =========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
($ IN THOUSANDS)

                                                                    1999         2000         2001
                                                                 -----------  -----------  -----------
Cash flows from operating activities:
   Net loss.................................................... $   (72,975) $   (91,760) $   (39,530)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Amortization of unearned compensation.....................      23,116        9,392        5,164
     Charitable contribution of common stock...................         900          --           --
     Non-cash gain on settlement of dispute....................      (2,891)         --           --
     Amortization of goodwill and intangible assets............      11,589       39,733       28,144
     Non-cash marketing costs..................................         --         6,490        5,970
     Gain on sale of equity investment...........................       --           --        (3,237)
     Depreciation and amortization of fixed assets.............       1,188        2,351        3,853
     Changes in operating assets and liabilities:
       Accounts receivable, prepaids, deposits
         and other assets......................................      (5,973)      (4,222)       1,576
       Loans held-for-sale.....................................       7,014       12,395     (139,500)
       Accounts payable, accrued expenses and
         other payables........................................      10,227         (973)      (4,394)
                                                                 -----------  -----------  -----------
         Net cash used in operating activities.................     (27,805)     (26,594)    (141,954)
                                                                 -----------  -----------  -----------
Cash flows from investing activities:
   Acquisition of furniture, equipment and software............      (2,874)      (6,187)      (2,233)
   Disposal of furniture, equipment and software...............         --           --           190
   Net cash received in connection with acquisition
     of CarFinance.com.........................................         813          --           --
   Proceeds from sale of equity investment.....................         --           --         4,708
                                                                 -----------  -----------  -----------
         Net cash (used in) provided by investing activities...      (2,061)      (6,187)       2,665
                                                                 -----------  -----------  -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................      63,223       40,357          373
   Payments on obligations under capital leases, net...........        (236)        (262)        (414)
   Proceeds from notes payable.................................       7,859          --        10,000
   Repayments of notes payable.................................      (5,291)      (1,167)      (7,060)
   Proceeds from warehouse and other lines payable.............   1,095,860      960,684    3,124,921
   Repayments of warehouse and other lines payable.............  (1,103,791)    (976,120)  (2,984,452)
   Proceeds from issuance of preferred stock, net..............         849          --           --
                                                                 -----------  -----------  -----------
         Net cash provided by financing activities.............      58,473       23,492      143,368
                                                                 -----------  -----------  -----------
Net increase (decrease) in cash................................      28,607       (9,289)       4,079
Cash and cash equivalents, beginning of period.................       9,141       37,748       28,459
                                                                 -----------  -----------  -----------
Cash and cash equivalents, end of period....................... $    37,748  $    28,459  $    32,538
                                                                 ===========  ===========  ===========
Supplemental cash flow information:
   Cash paid for interest...................................... $     5,335  $     5,994  $    10,037
                                                                 ===========  ===========  ===========
Noncash investing and financing activities:
   Furniture, equipment and software under capital leases...... $       --   $       136  $        97
   Acquisition of CarFinance.com for common stock..............      80,277          --           --
                                                                 -----------  -----------  -----------
                                                                $    80,277  $       136  $        97
                                                                 ===========  ===========  ===========

E-LOAN, Inc.
Notes to the Financial Statements

1. The Company

E-LOAN, Inc. (the "Company") was incorporated on August 26, 1996 and began marketing its services in June 1997. The Company is a provider of first and second mortgage loans, home equity loans and lines of credit, auto loans, education loans and credit card referrals. The Company operates as a single operating segment.

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

On September 17, 1999, the Company acquired Electronic Vehicle Remarketing, Inc. ("CarFinance.com"), a leading provider of online auto loans. Under the terms of the agreement, the Company issued 2,879,997 shares of common stock to five investors. As a result of the acquisition, the Company recorded $78.0 million in goodwill and $1.4 million of acquired intangible assets, which was amortized on a straight-line basis over a two-year period. This acquisition was accounted for as a purchase transaction.

The following is a proforma summary of the unaudited consolidated statement of operations of the Company for the year ended December 31, 1999, assuming the above acquisition had taken place as of January 1, 1999 (in thousands, except per share amounts):

                                              1999
                                           -----------
                                          (unaudited)
  Revenues............................... $    26,037

  Net loss............................... $  (101,821)

  Net loss per share:
      Basic and diluted.................. $     (2.56)
                                           ===========

  Weighted average number of shares......  39,765,030
                                           ===========

Reclassification

Certain amounts in the financial statements have been reclassified to conform to the 2001 presentation.

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

Cash and cash equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase and documentary drafts, to be cash equivalents. Both cash equivalents and short term investments are considered available-for-sale securities and are carried at amortized cost, which approximates fair value. As more fully described in Note 8, the Company must maintain a minimum cash and cash equivalents balance of the higher of $20 million (including Restricted Cash, excluding Documentary Drafts) or the highest amount required by any other lender or agreement. The following summarizes cash and cash equivalents at December 31, 2000 and 2001 (dollars in thousands):

                                                 December 31,
                                           ------------------------
                                              2000         2001
                                           -----------  -----------
Cash..................................... $    12,290  $     9,911
Commercial paper.........................       8,524       15,501
Documentary drafts.......................       7,645        2,626
Restricted cash............................      --          4,500
                                           -----------  -----------
                                          $    28,459  $    32,538
                                           ===========  ===========

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

Documentary drafts consist of cash allocated to satisfy documentary drafts presented by borrowers before the required supporting documents are received by the Company to complete the loan. If the required documentation is not provided as agreed to by the borrower and auto dealer, then the allocation of cash is reversed and the cash balance is restored. The Company's documentary draft process allows for at least two business days to process the required supporting documentation prior to determining whether to reverse or honor the original presentment by the auto dealer. All documentary drafts are pledged as collateral for borrowings under the auto line of credit at December 31, 2001 (see Note 8). Of the $2.6 million included in cash and cash equivalents at December 31, 2001, $2.0 million converted to loans in January 2002.

Loans held-for-sale

Mortgage loans held-for-sale consists of residential property mortgages having maturities up to 30 years as well as second mortgages on residential properties. Pursuant to the mortgage terms, the borrowers have pledged the underlying real estate as collateral for the loans. It is the Company's practice to sell these loans to mortgage loan purchasers shortly after they are funded. Mortgage loans held-for-sale are recorded at the lower of cost or aggregate market value. Cost generally consists of loan principal balance adjusted for net deferred fees and costs. No valuation adjustment was required at December 31, 2000 or 2001.

Auto loans held-for-sale consists of automobile loans having maturities up to 72 months. Pursuant to the loan terms, the borrowers have pledged the value of the automobile as collateral for the loan. It is the Company's practice to sell these loans to auto loan purchasers shortly after they are funded. Auto loans held-for-sale are recorded at the lower of cost or aggregate market value. No valuation adjustment was required at December 31, 2000 or 2001.

Fixed assets

Fixed assets, including assets under capital leases, are recorded at cost and depreciated using the straight-line method over their useful lives, which is generally three years for computers and software and five years for furniture and fixtures. Assets under capital leases are depreciated over the shorter of the useful life of the asset or the term of the lease. Leasehold improvements are amortized over the remaining life of the lease. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

In 1999, the Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that the Company expense computer software costs as they are incurred in the preliminary project stage. Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are generally amortized over one to three years on a straight-line basis. As of December 31, 2001, the Company had capitalized approximately $2.7 million in internally developed software costs of which $1.0 million had been amortized.

Goodwill and intangible assets

The Company recorded $78.0 million in goodwill and $1.4 million of acquired intangible assets resulting from the acquisition of Carfinance.com on September 17, 1999, which was amortized on a straight-line basis over a two-year period. Amortization of goodwill and acquired intangible assets for the years ended December 31, 2000 and 2001 was $39.7 million and $28.1 million, respectively. As of December 31, 2001, goodwill and intangible assets have been fully amortized.

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of . SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. There was no impairment charge in the Company's financial statements for the years ended December 31, 2000 and 2001.

Equity investments

The Company accounts for investments in entities where its ownership interest is between 20% and 50% under the equity method. These investments are recorded in deposits and other assets and the Company's proportionate share of income or loss is included in other income, net.

Revenue

Mortgage Revenues

The Company's mortgage revenues are derived from the origination and sale of self-funded loans and, to a lesser extent, from the brokering of loans. Brokered loans are funded through lending partners and the Company never takes title to the mortgage. Brokerage revenues are comprised of the mark-up to the lending partner's loan price and processing fees. These revenues are recognized at the time a loan is closed. In October 1998, the Company began funding its mortgage loans using warehouse lines of credit. Self-funded loans are funded through the Company's own warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold. The Company earns additional revenue from its self-funded loans as compared to brokered loans because the sale of loans includes a service release premium. Self-funded loans generated 96% of annual mortgage revenues in 2001.

Interest Income on Mortgage and Home Equity Loans

The Company generates revenues from interest income on self-funded mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale.

Home Equity Revenues

In the fourth quarter of 2000, the Company began self-funding home equity loans and selling them to home equity loan purchasers. Home equity revenues are derived from the origination and sale of self-funded loans. Self-funded loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers typically within thirty days. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold.

Auto Revenues

Auto revenues are derived from the origination and sale of self-funded loans and from the brokering of auto loans. Auto brokerage revenues are primarily comprised of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is closed. In April 2001, the Company began funding its auto loans prior to sale with borrowings against an auto line of credit. Self-funded loans are funded through the Company's auto line of credit and sold to auto loan purchasers typically within ten business days. Self-funded loan revenues also consist of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time the loan is sold.

Credit Card and Other

Credit card and other revenues are derived from the fees paid by various partners in exchange for consumer loan referrals. The current loan programs offered include credit card and education loans.

Advertising and marketing costs

Advertising and marketing costs related to various media content advertising such as television, radio and print are charged to operating expenses as incurred. These costs include the cost of production as well as the cost of any air time.

Marketing services receivable

The marketing services receivable relates to the issuance of two warrants issued in connection with a strategic marketing agreement (see Note 10). The fair value of these warrants was recorded as a contra equity account called marketing services receivable and was amortized on a straight-line basis over one-year. As of December 31, 2001, the marketing services receivable is fully amortized. In association with this marketing agreement, there are a series of cash payments to be made over the course of the agreement, which are not included in the marketing services receivable. Amounts payable under this agreement are disclosed in the future minimum payments table under marketing agreements disclosed in Note 15.

Income taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The provision for income tax expense represents taxes payable for the current period, plus the net change in deferred tax assets and liabilities.

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

Net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128 basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such potential dilutive shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants, and the conversion of debt into common stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (dollars in thousands, except per share amounts):

                                                  Years Ended December 31,
                                           -------------------------------------
                                              1999         2000         2001
                                           -----------  -----------  -----------
Numerator:
   Net loss.............................. $   (72,975) $   (91,760) $   (39,530)
   Accretion of Series C and D
     mandatorily redeemable convertible
     preferred stock to redemption value.      (1,042)         --           --
                                           -----------  -----------  -----------
       Net loss available to common
         stockholders.................... $   (74,017) $   (91,760) $   (39,530)
                                           ===========  ===========  ===========
Denominator:
   Weighted average common shares
     basic and diluted...................  26,900,863   48,071,654   53,797,271
                                           -----------  -----------  -----------
Net loss per share:
   Basic and diluted..................... $     (2.75) $     (1.91) $     (0.73)
                                           ===========  ===========  ===========

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS N. 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective beginning January 1, 2002. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

Derivative instruments

On June 15, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No. 133 on January 1, 2001. Adoption of this pronouncement resulted in a transition adjustment of a $0.2 million gain, which was recorded as a component of mortgage revenue. For the twelve months ended December 31, 2001, the Company recorded $0.8 million as a component of mortgage revenue related to recording changes in fair value of SFAS No. 133 derivatives for which the Company did not elect SFAS No. 133 hedge accounting and underlying hedged loans which did qualify for hedge accounting in accordance with SFAS No. 133. This Statement was recently amended under SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The Statements require entities that use derivative instruments to measure these instruments at fair value and record them as assets and liabilities on the balance sheet. Entities must reflect gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. These amendments do not change the Company's current method of accounting for these Statements.

3. Loans Held-for-Sale

The inventory of mortgage loans consists primarily of first and second trust deed mortgages on residential properties located throughout the United States. As of December 31, 2000 and 2001, the Company had net mortgage loans held-for-sale of $18.6 million and $159.7 million, all of which are on accrual basis. All mortgage loans held-for-sale are pledged as collateral for borrowings at December 31, 2000 and 2001 (see Note 8).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. As of December 31, 2000 and 2001, the Company had loans held-for-sale of $4.1 and $2.5 million, all of which are on accrual basis. All of the auto loans held-for-sale at December 31, 2001 were pledged as collateral for borrowings at December 31, 2001 (see Note 8).

4. Accounts receivable, prepaids and other current assets

Accounts Receivable, Prepaids and Other Current Assets as of December 31, 2000 and 2001, was $10.4 million and $8.4 million, respectively. This balance consists primarily of the receivable due to the Company from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $6.6 million and $3.1 million at December 31, 2000 and 2001, respectively (see Note 8).

5. Significant Customers and Concentrations of Credit Risk

Cash and cash equivalents totaling $19.9 million and $12.5 million at December 31, 2000 and 2001, respectively, is held by federally insured financial institutions and exceeds existing federal deposit insurance coverage limits at each institution. Commercial paper totaling $8.5 million and $15.5 million at December 31, 2000 and 2001, respectively, is held with high credit quality financial institutions and has original maturities of three months or less.

Approximately 20% and 43% of all mortgage loans sold during the years ended December 31, 2000 and 2001, respectively, were sold to one mortgage loan purchaser and approximately 87% and 40% of all auto loans sold during the years ended December 31, 2000 and 2001 were sold to one auto loan purchaser. All brokered auto loans in 2000 and 2001 were brokered to one lender. All home equity loans in 2000 and 2001 were sold to one purchaser.

6. Fixed Assets

Fixed assets are recorded at cost and consist of the following (dollars in thousands):

                                                              December 31,
                                                        ------------------------
                                                           2000         2001
                                                        -----------  -----------
  Computer equipment and software..................... $     7,765  $     9,394
  Furniture and fixtures..............................       1,556        1,619
  Equipment and software under capital leases.........         997        1,200
  Leasehold improvements..............................       1,600        1,748
                                                        -----------  -----------
                                                            11,918       13,961
  Accumulated depreciation and amortization...........      (3,893)      (7,746)
                                                        -----------  -----------
                                                       $     8,025  $     6,215
                                                        ===========  ===========

Depreciation and amortization expense for the years ended December 31, 2000 and 2001 was $2.4 million and $3.9 million respectively.

As of December 31, 2000 and 2001, respectively, the accumulated amortization for equipment and software under capital leases was $0.7 million and $0.9 million. All equipment and software under capital lease serves as collateral for the related lease obligations (see Note 15).

7. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 1999, 2000 and 2001 due to the net losses incurred. The provision for income taxes was at rates other than the U.S. Federal statutory rate for the following reasons:

                                                  Years Ended December 31,
                                           -------------------------------------
                                              1999         2000         2001
                                           -----------  -----------  -----------
U.S. Federal statutory rate..............       -34.0%       -34.0%       -34.0%
State taxes..............................        -4.4%        -6.2%        -7.2%
Unearned compensation....................        12.2%         4.1%         5.4%
Goodwill.................................         6.1%        17.3%        29.3%
Change in valuation allowance............        20.2%        17.2%         1.8%
Warrants.................................         0.2%         2.8%         6.2%
Other....................................        -0.3%        -1.2%        -1.5%
                                           -----------  -----------  -----------
                                                  0.0%         0.0%         0.0%
                                           ===========  ===========  ===========

There was no benefit for income taxes for the years ended December 31, 1999, 2000 and 2001 due to the Company's inability to recognize the benefit of net operating losses. At December 31, 2001 the Company had net operating loss carryforwards of approximately $89.2 million for federal purposes and $63.7 million for state tax purposes. The federal carryforwards expire in the years 2013 through 2021. For federal and state tax purposes, a portion of the Company's net operating loss may be subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

The primary components of temporary differences, which give rise to deferred taxes are as follows (dollars in thousands):

                                                  Years Ended December 31,
                                           -------------------------------------
                                              1999         2000         2001
                                           -----------  -----------  -----------
  Deferred tax  assets:
     Net operating loss carryforwards.... $    16,660  $    34,102  $    34,897
     Other...............................       1,258          600          498
                                           -----------  -----------  -----------
           Total deferred tax  assets....      17,918       34,702       35,395
  Valuation allowance....................     (17,918)     (34,702)     (35,395)
                                           -----------  -----------  -----------
                                          $       --   $       --   $       --
                                           ===========  ===========  ===========

Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets at December 31, 1999, 2000 and 2001. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

8. Warehouse and Other Lines Payable

As of December 31, 2001, the Company had a warehouse line of credit for borrowings of up to $70 million for the interim financing of mortgage loans with GMAC Bank. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage rates. Borrowings are collateralized by the related mortgage loans held-for-sale. At December 31, 2000 and 2001 approximately $17.2 million and $47.8 million was outstanding under this line, respectively. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $15 million (excluding Documentary Drafts). The Company was in compliance with these covenants during the year ended and at December 31, 2001. The committed line of credit was renewed on March 28, 2002 and will expire on March 31, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines.

As of December 31, 2001, the Company had an agreement to finance up to $300 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital. Of this amount, $100 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. At December 31, 2000 and 2001 there was $0 and $104.9 million outstanding under this financial commitment. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $20 million (including Restricted cash, excluding Documentary drafts) and the highest amount required by any other lender or agreement. The Company was in compliance with these covenants during the year ended and at December 31, 2001. The line was renewed on March 21, 2002 and will expire on March 21, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines.

In addition, the Company has an uncommitted mortgage loan purchase and sale agreement with Greenwich Capital. Under the terms of this agreement, mortgage loans which are subject to a "take-out" commitment between the Company and an investor, but have not yet been purchased, may be sold to Greenwich Capital with the accompanying trade assignment. This allows the Company to accelerate turnover and provide additional liquidity to fund additional mortgage loans. Revenue derived from sales under this agreement are included as a receivable on the balance sheet (see Note 4).

On April 1, 2001, the Company entered into an agreement for a $25 million line of credit for the interim financing of auto loans. The interest rate charged on this line is based on LIBOR plus 2.5%. This committed line was reduced to $10 million on April 1, 2002 and expires on July 31, 2002. Upon expiration, management believes it will obtain sufficient additional lines. At December 31, 2001, approximately $5.5 million was outstanding under this line. This line includes various financial and non-financial covenants. At December 31, 2001, the Company was not in compliance with a debt to tangible net worth covenant ratio and subsequently obtained a waiver from the lender.

9. Notes Payable

In December 1998, the Company entered into a credit facility in the principal amount of $3.0 million for equipment financing, which had an interest rate of prime plus 0.50%. At December 31, 2000 and 2001, $2.0 million and $0 was outstanding under this credit facility. This credit facility was repaid and closed in April 2001.

On April 2, 2001, the Company entered into a loan agreement with Christian A. Larsen, the Company's Chairman of the Board and Chief Executive Officer, that provided the Company with the ability to draw funds up to an aggregate of $7.5 million upon demand, expiring January 5, 2002. The borrowings had an interest rate of the lower of 12% or the maximum legal rate allowed. Additionally, under the terms of the loan agreement with Mr. Larsen, if the Company at any time prior to January 5, 2002 secured any new equity or any subordinated debt with repayment terms later than January 5, 2002, then the loan commitment under the loan agreement would be reduced, dollar-for-dollar, by the amount of such equity or subordinated debt. Thus, upon the sale of a $5 million convertible note to Charles Schwab Co., Inc., the loan commitment under the loan agreement was reduced to $2.5 million. At December 31, 2001, no amounts were outstanding under the loan agreement. The line expired on January 5, 2002.

On July 12, 2001 the Company sold a $5 million convertible note to Charles Schwab Co., Inc., which is convertible into shares of its common stock at a conversion price of $1.06 per share and which matures on January 19, 2003. The convertible note bears interest at a rate of 8% per annum and is payable quarterly. On March 14, 2002, the Company elected to redeem the note prior to its maturity date. Under the terms of the note, the Company seeks to redeem the note on April 15, 2002 by payment of $5,250,000 (105% of the unpaid principal as of the date of redemption). The Charles Schwab Corporation has the option before April 15, 2002 to convert the amount due under the note into 4,716,981 shares of common stock of the Company, in lieu of repayment.

10. Stockholders' Equity

Common and preferred stock

As of December 31, 2001, the Company was authorized to issue 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2001 the 5,000,000 shares of preferred stock are undesignated. On June 28, 1999, the Company completed its initial public offering, upon which all outstanding convertible preferred shares automatically converted into 20,493,921 shares of common stock.

Warrants

In March 1998, the Company issued a warrant to purchase up to 15,000 shares of Series C convertible preferred stock at an exercise price of $2.00 per share to Comdisco, Inc. in connection with a capital lease. In February 2000, this warrant was net exercised for 43,148 shares of common stock.

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

In May 1999, the Company issued a warrant to purchase 75,000 shares of common stock at an exercise price of $13.33 per share to Greenwich Capital in connection with a warehouse agreement. In May 2000, this warrant expired.

In connection with a strategic marketing agreement signed in July 2000, the Company issued two warrants to purchase a total of 13,100,000 shares of common stock to Charles Schwab & Co., Inc. The first warrant to purchase 6,500,000 shares of common stock has a three year term and is exercisable at $3.75 per share. The second warrant to purchase 6,600,000 shares of common stock had a three and a quarter year term and was exercisable at $15.00 per share. The fair value of the warrants, as determined at the date of grant using the Black-Scholes option pricing model was $12.5 million and was recorded as a contra-equity account called marketing services receivable. On July 12, 2001, the second warrant to purchase 6,600,000 shares of common stock was surrendered to the Company in exchange for a new warrant to purchase 1,389,000 shares of common stock at an exercise price of $5.00 per share until July 25, 2003. The fair value of this warrant was determined to be equivalent to the fair value of the warrant surrendered and therefore did not require an adjustment to the marketing services receivable. The marketing services receivable was amortized on a straight-line basis over a one-year term. At December 31, 2001 both of these warrants remained outstanding.

In February 2001, the Company issued a warrant to purchase 300,000 shares of common stock to Greenwich Capital in connection with a warehouse agreement at an exercise price of $1.55 per share until February 23, 2006. At December 31, 2001 this warrant remained outstanding.

11. Employee Benefit Plans

401(k) Savings Plan

The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees of the Company age 21 years or older are eligible to participate in the 401(k) Plan. The Company did not match employee contributions during the years ended December 31, 2000 or 2001.

Stock Option and Employee Stock Purchase Plans

As of December 31, 2001, the Company had reserved up to 14,237,969 shares of common stock issuable upon exercise of options issued to certain employees, directors, and consultants pursuant to the Company's 1997 Stock Option Plan. Such options were exercisable at prices established at the date of grant, and have a term of ten years. Initial optionee grants have a vested interest in 25% of the option shares upon the optionee's completion of one year of service measured from the grant date. The balance will vest in equal successive monthly installments of 1/48 upon the optionee's completion of each of the next 36 months of service. If an option holder ceases to be employed by the Company, vested options held at the date of termination may be exercised within three months. Options under the plan may be either Incentive Stock Options, as defined under Section 422 of the Internal Revenue Code, or Nonstatutory Options. During the years ended December 31, 1999, 2000 and 2001, 4,961,910, 6,458,404 and 3,612,500 options had been granted and 1,657,334 options were still available for grant under the Company's stock option plan at December 31, 2001.

Options granted during the years ended December 31, 1998 and 1999 resulted in unearned compensation of $5.7 million and $38.2 million, respectively. The amounts recorded represented the difference between the exercise price and the deemed fair value of the Company's common stock for shares subject to the options granted. The amortization of unearned compensation was charged to operations on an accelerated basis over the four-year vesting period of the options. For the years ended December 31, 1999, 2000 and 2001, the amortization of unearned compensation related to stock options was $21.6 million, $9.4 million and $5.2 million, respectively. Management accelerated the vesting of compensatory options in the fourth quarter of 2001 resulting in the full amortization of unearned compensation as of December 31, 2001.

In February 1999, the Company sold 40,000 shares of Series D mandatorily redeemable convertible preferred stock at a price of $9.26 per share for aggregate proceeds of $0.4 million to Harold "Pete" Bonnikson, Senior Vice President of Mortgage Operations, in connection with his employment by the Company. This price was below the deemed fair market value of the common stock and resulted in a compensation charge in the amount of $1.5 million which was equal to the difference between the deemed fair market value of the Series D mandatorily redeemable convertible preferred stock and the price paid for these shares.

In March 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") under which 1,500,000 shares of common stock were reserved for issuance. The Purchase Plan provides for an annual automatic increase in the number of shares of common stock reserved under the Purchase Plan by an amount equal to the lesser of 1,500,000 shares, 2% of the then outstanding shares, or a lesser amount determined by the Company's Board of Directors. Since the initial registration of 1,500,000 shares under the Purchase Plan, an additional 1,068,984 shares have been added to the 1999 Purchase Plan by the automatic increase mechanism. As of December 31, 2001, a total of 2,568,984 shares were authorized for issuance under the Purchase Plan. Employees who participate in the Purchase Plan may have up to 15% of their earnings withheld and used to purchase shares of common stock on specified dates as determined by the Board. The price of common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock, at the commencement date or the ending date of each 24-month offering period. Each offering period includes four six-month purchase periods. No compensation expense is recorded in connection with this plan.

Sales under the Purchase Plan for the years ended December 31, 2000 and 2001 were 144,894 and 288,811 shares of common stock at an average price of $4.14 and $1.01, respectively. As of December 31, 2001, 2,096,788 shares of the Company's common stock remained reserved and available for issuance under this plan.

The following information concerning the Company's stock option plan and employee stock purchase plan was provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company accounted for such plans in accordance with APB No. 25 and related interpretations. The fair value of each stock option was estimated on the date of grant using the minimum value and fair value option-pricing models with the following weighted average assumptions.

                                                  Years Ended December 31,
                                           -----------------------------------------
                                              1999             2000         2001
                                           -----------      -----------  -----------
Stock option plan:
   Expected stock price volatility.......       80.00% (1)      80.00%     105.00%
   Risk-free interest rate...............        6.54%           5.88%       4.48%
   Expected life of options (years)......           5                5            5

Stock purchase plan:
   Expected stock price volatility.......       80.00%          80.00%     105.00%
   Risk-free interest rate...............        6.54%           6.34%       3.19%
   Expected life of options (years)......           2                2            2

(1) Prior to the Company's initial public offering on June 28, 1999, the fair value of each option grant was determined using the minimum value method using a zero volatility. Subsequent to the offering, the fair value was determined using the Black-Scholes option pricing model.

As a result of the above assumptions, the weighted average fair value of options granted during the years ending December 31, 1999, 2000 and 2001 was $5.20, $3.33, and $1.08, respectively. The weighted average fair value of stock purchased during the three years ending December 31, 1999, 2000 and 2001 was $8.42, $6.05, and $2.95, respectively.

The following pro forma net loss information has been prepared as if the Company had followed the provisions of SFAS No. 123 (in thousands, except per share amounts):

                                                  Years Ended December 31,
                                           -----------------------------------------
                                              1999             2000         2001
                                           -----------      -----------  -----------
Net loss:
   As reported........................... $   (72,975)     $   (91,760) $   (39,530)
   Pro forma............................. $   (75,483)     $   (99,535) $   (44,903)

Net loss per share:
   As reported........................... $     (2.75)     $     (1.91) $     (0.73)
   Pro forma............................. $     (2.80)     $     (2.07) $     (0.83)

A summary of the status of the Company's stock option plan and changes during those periods is presented below:

                                                             Years Ended December 31,
                          -----------------------------------------------------------------------------------------------
                                        1999                            2000                            2001
                          ------------------------------- ------------------------------- -------------------------------
                           Number of   Exercise Price      Number of   Exercise Price      Number of   Exercise Price
                            Shares       Per Share          Shares       Per Share          Shares       Per Share
                          -----------  ------------------ -----------  ------------------ -----------  ------------------
 Outstanding at
   beginning of year.....  3,746,118  $  0.05 -  $  1.33   7,375,614  $  0.05 -  $ 46.00   9,476,295  $  0.05 -  $ 46.00
 Granted.................  4,961,910  $  2.00 -  $ 46.00   6,458,404  $  0.38 -  $ 16.75   3,612,500  $  0.59 -  $  3.00
 Exercised...............   (687,763) $  0.05 -  $  2.00    (915,287) $  0.05 -  $ 10.00    (272,104) $  0.05 -  $  2.00
 Terminated/forfeited....   (644,651) $  0.05 -  $ 46.00  (3,442,436) $  0.05 -  $ 46.00  (2,243,732) $  0.05 -  $ 32.94
                          -----------  -------    ------- -----------  -------    ------- -----------  -------    -------
 Outstanding,
   at end of year........  7,375,614  $  0.05 -  $ 46.00   9,476,295  $  0.05 -  $ 46.00  10,572,959  $  0.05 -  $ 46.00
                          ===========  =======    ======= ===========  =======    ======= ===========  =======    =======
 Options exercisable
   at end of year........    932,779  $  0.05 -  $ 23.38   2,067,531  $  0.05 -  $ 46.00   4,409,447  $  0.05 -  $ 46.00
                          ===========  =======    ======= ===========  =======    ======= ===========  =======    =======

The following table summarizes information about stock options outstanding at December 31, 2000:

                        Options Outstanding                Options Exercisable
                   -------------------------------------- --------------------------
                                               Weighted
                                   Weighted     Average                   Weighted
                                    Average    Remaining                   Average
    Range of          Number       Exercise   Contractual    Number       Exercise
 Exercises Prices   Outstanding      Price       Life      Exercisable      Price
------------------ -------------  ----------- ----------- -------------  -----------
$  0.05 - $  2.00     5,252,429  $      1.36        8.64     1,629,449  $      1.39
$  2.06 - $ 19.13     3,915,535  $      7.12        9.29       344,868  $     14.22
$ 20.44 - $ 26.25       284,331  $     22.27        8.80        85,553  $     22.20
$ 32.63 - $ 46.00        24,000  $     35.11        8.68         7,661  $     35.35
                   -------------                          -------------
                      9,476,295                              2,067,531
                   =============                          =============

The following table summarizes information about stock options outstanding at December 31, 2001:

                        Options Outstanding                Options Exercisable
                   -------------------------------------- --------------------------
                                               Weighted
                                   Weighted     Average                   Weighted
                                    Average    Remaining                   Average
    Range of          Number       Exercise   Contractual    Number       Exercise
 Exercises Prices   Outstanding      Price       Life      Exercisable      Price
------------------ -------------  ----------- ----------- -------------  -----------
$  0.05 - $  1.25     3,081,941  $      0.99        8.71       908,366  $      0.76
$  1.26 - $  2.00     4,319,290  $      1.66        8.32     2,251,677  $      1.86
$  2.06 - $ 14.00     2,720,992  $      5.42        8.48     1,007,310  $      6.07
$ 14.38 - $ 46.00       450,736  $     20.89        7.85       242,094  $     21.04
                   -------------                          -------------
                     10,572,959                              4,409,447
                   =============                          =============

12. Revenues and Other Income, Net

The following table provides the components of revenues (in thousands):

                                                   Years Ended December 31,
                                               -------------------------------
                                                 1999       2000       2001
                                               ---------  ---------  ---------
Revenues:
   Mortgage.................................. $  13,569  $  16,400  $  38,999
   Interest income on mortgage and home
     equity loans............................     5,049      5,448     12,456
   Home equity...............................       --         192      4,978
   Auto......................................     2,887     13,019     10,594
   Credit card and other.....................       592        820        923
                                               ---------  ---------  ---------
         Total revenues...................... $  22,097  $  35,879  $  67,950
                                               =========  =========  =========

The following table provides the components of other income, net (in thousands):

                                                   Years Ended December 31,
                                               -------------------------------
                                                 1999       2000       2001
                                               ---------  ---------  ---------
Interest on short-term  investments.......... $   1,104  $   1,707  $     745
Interest expense on non-warehouse
   facility borrowings.......................      (311)      (314)      (359)
Equity investment gain/(loss)................      (132)      (117)     3,252
Non-cash gain on settlement of dispute.......     2,891        --         --
Settlement of trademark dispute..............      (400)       --         --
                                               ---------  ---------  ---------
                                              $   3,152  $   1,276  $   3,638
                                               =========  =========  =========

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

In March 2000, the Company reached an agreement to settle a previously existing trademark dispute regarding the use of the Company's name. Accordingly, the Company accrued a one-time expense of $0.4 million at December 31, 1999.

In December 2001, the Company sold its entire equity investment in Finance All, the parent company of E-LOAN Japan, for $4.7 million. The Company recorded a one-time gain on sale of equity investment in the amount of $3.3 million, in connection with this sale. The book value of the investment at the time of sale was $1.4 million.

13. Operating Expenses

The following table provides the components of operating expenses (in thousands):

                                                   Years Ended December 31,
                                               -------------------------------
                                                 1999       2000       2001
                                               ---------  ---------  ---------
Compensation and benefits.................... $  17,423  $  22,119  $  29,927
Processing costs.............................     2,495      5,171      5,160
Advertising and marketing....................    26,937     25,323     14,063
Professional services........................     4,356      6,075      3,203
Occupancy costs..............................     2,715      3,978      3,453
Computer and internet........................       704        843      1,103
General and administrative...................     3,470      4,356      5,253
Interest expense on warehouse borrowings.....     5,419      5,435      9,678
Amortization of unearned compensation........    23,116      9,392      5,164
Amortization of goodwill and intangible
   assets....................................    11,589     39,733     28,144
Non-cash marketing costs.....................       --       6,490      5,970
                                               ---------  ---------  ---------
         Total operating expenses............ $  98,224  $ 128,915  $ 111,118
                                               =========  =========  =========

The following table provides detail of the operations component of total operating expenses classified by the following revenue-related categories (in thousands):

                                         Years Ended December 31,
                                     -------------------------------
                                       1999       2000       2001
                                     ---------  ---------  ---------
Mortgage .......................... $  16,239  $  16,142  $  20,940
Interest expense on mortgage and
      home equity loans............     5,419      5,435      9,460
Home equity........................        --        226      3,094
Auto...............................     1,121      9,759      9,285
Credit card and other..............        --        185        167
                                     ---------  ---------  ---------
Total operations................... $  22,779  $  31,747  $  42,946
                                     =========  =========  =========

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

15. Commitments and Contingencies

Leases

The Company leases office space under two operating leases, which provide for renewal in November 2004 and May 2005, respectively. Rent expense under operating leases amounted to $1.1 million, $1.3 million and $0.8 million for the years ended December 31, 1999, 2000 and 2001, respectively.

The Company's lease obligations under capital and operating leases are as follows (in thousands):

Under the terms of the office leases, the Company maintains stand-by letters of credit in favor of the lessors, in the amounts of $0.6 million and $0.5 million, respectively.

       Years Ending December 31,                           Capital   Operating
                                                          ---------  ---------
 2002................................................... $     179  $   1,598
 2003...................................................       --       1,637
 2004...................................................       --       1,557
 2005...................................................       --         178
 2006 and thereafter....................................       --         --
                                                          ---------  ---------
Total minimum lease payments............................       179  $   4,970
                                                                     =========
Less amount representing interest.......................        (4)
                                                          ---------
Present value of minimum lease payments.................       175
Less current portion of capital lease obligations.......      (175)
                                                          ---------
Long-term portion....................................... $     --
                                                          =========

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

Between August 10, 2001 and September 25, 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants, in the aggregate, E-LOAN, Inc., certain of its officers and directors, and certain underwriters (The Goldman Sachs Group, Inc., FleetBoston Robertson Stephens, Inc., Merrill Lynch Pierce Fenner & Smith, Inc., Credit Suisse First Boston Corp., J.P. Morgan Chase & Co.), some of which were involved in the company's initial public offering. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement and that the Company and certain of its officers and directors violated Section 11 of the Securities Act of 1933 Section 10(b) of the Securities Exchange Act of 1934. The plaintiffs in the class action seek monetary damages. The Company intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

Mortgage bankers' blanket bond

As of December 31, 2001, the Company carried a mortgage bankers' blanket bond and errors and omissions insurance coverage for $5.0 million. The premiums for the bond and insurance coverage are paid through September 2002.

Marketing agreements

The Company has entered into several marketing agreements with third parties. Under these agreements the third parties will display the Company's logo and loan information on their internet websites and provide related marketing services. The Company pays for these services in minimum monthly and quarterly installments plus, in some cases, a per view charge for each time the information is displayed. Future minimum payments under these agreements are as follows (in thousands):

       Years Ending December 31,                Amount
                                               ---------
 2002........................................ $   1,135
 2003........................................        58
 2004........................................       --
 2005........................................       --
                                               ---------
                                              $   1,193
                                               =========

One of these marketing agreements is with a stockholder of the Company, Charles Schwab & Co, Inc. The Company has incurred approximately $0.1 million and $1.0 million in marketing expenses under this agreement during the years ended December 31, 2000 and December 31, 2001, respectively.

Loan commitments and hedging activities

Upon receiving a lock commitment from a borrower ("rate lock"), the Company simultaneously enters into either a mandatory sell forward agreement with certain institutional investors or a non-mandatory forward sale agreement with the ultimate investor. At December 31, 2001, the Company was a party to commitments to fund loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. Rate locks with the borrowers are on a best effort basis, borrowers are not obligated to enter into the loan agreement. A rate lock, which does not result in a funded loan, is referred to as fallout. As the Company is exposed to movements in interest rates after entering into rate locks, the Company must estimate fallout if interest rate risk is to be economically hedged with a mandatory sell forward agreement. At December 31, 2001, the Company had provided locks to originate loans amounting to approximately $154.4 million (the "locked pipeline").

The Company originates mortgage loans and sells them primarily through whole loan sales. The market values of mortgage loans are sensitive to changes in market interest rates. If interest rates rise between the time the Company enters into a rate lock with the borrower, the subsequent funding of the loan and the time the mortgage loans are committed for sale, there may be a decline in the market value of the mortgage loans. To protect against such possible declines, the Company has adopted an economic hedging strategy.

The Company retains the services of Tuttle Risk Management Services, Inc. ("TRMS") , an unaffiliated advisory firm specializing in mortgage loan pipeline management to assist the Company in minimizing the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market. Individual mortgage loan risks are aggregated by note rate, mortgage loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. The Company currently hedges its mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities and non- mandatory forward sale agreements with the ultimate investor. The Company determines which alternative provides the best execution in the secondary market. As a managed account of TRMS, the Company is able to take advantage of TRMS' reporting services, including pipeline, mark-to-market, commitment and position reporting.

The Company believes that it has implemented a cost-effective economic hedging program to provide a high level of protection against changes in the market value of rate-lock commitments. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

At December 31, 2001, the Company had entered into mandatory sell forward commitments amounting to approximately $78.0 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market. During the twelve months ended December 31, 2001, the Company did not designate mandatory sell forward commitments as FAS 133 hedges. At December 31, 2001, the Company had entered into $107.9 million of commitments with third party investors to deliver loans related to funded loans held for sale.

At December 31, 2001, the Company had entered into non-mandatory forward loan sale agreements amounting to approximately $91.2 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well-established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date. The Company designates all non-mandatory forward sale agreements as fair value FAS 133 hedges for underlying loans at funding. The Company designates as a fair value FAS 133 hedge at commitment date loans held for sale, where the Company intends to deliver the underlying loan into the commitment ("delivery commitment"). The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to non-mandatory forward sale agreements or delivery commitments during the year ended December 31, 2001.

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

The Company depends on two warehouse credit facilities to finance the mortgage loan inventory pending ultimate sale to mortgage loan investors. The Company also has a line of credit to finance the auto loan inventory pending ultimate sale to auto investors. All of these facilities have operating and financial covenants including the requirement that the Company maintain two mortgage warehouse facilities (with minimum borrowing capacity limits) and the maintenance of certain financial ratios. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million (including Restricted cash, excluding Documentary drafts) and the highest amount required by any other lender or agreement. Failure to comply with these covenants on either or both lines could result in the obligation to repay all amounts outstanding at the time of termination. In the past, the Company has obtained waivers from these lenders due to failure to comply with certain covenants.

The Company sells loans to loan purchasers on a servicing released basis without recourse. As such, the risk of loss or default by the borrower has been assumed by these purchasers. However, the Company is usually required by these purchasers to make certain representations relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans and indemnify these purchasers for any losses from borrower defaults. For the years ended December 31, 2000 and 2001, the Company had not repurchased any loans.

The Company achieved profitability in the fourth quarter of 2001. Because the Company expects its operating costs will increase to accommodate expected growth in loan applications, it will need to generate significant revenues to maintain profitability. The Company may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the business, results of operations and financial condition will be adversely affected. Management believes that its cash and cash equivalents held at December 31, 2001 will be sufficient to fund its operating activities and capital expenditures, and meet all other obligations including its minimum cash and cash equivalent covenants through at least December 31, 2002.

17. Subsequent Events

In January 2002, the Company's Board of Directors authorized an increase of 2,160,406 shares to the number of shares authorized for issuance under the Company's 1997 Stock Plan, in accordance with the annual automatic increase provision contained in the Plan. As of April 1, 2002, the total shares authorized for issuance under the 1997 Stock Plan was 16,398,375 shares.

On March 14, 2002, the Company elected to redeem its 8% convertible note dated July 12, 2001 with The Charles Schwab Corporation prior to its maturity date of January 19, 2003. Under the terms of the note, the Company seeks to redeem the note on April 15, 2002 by payment of $5,250,000 (105% of the unpaid principal as of the date of redemption). The Charles Schwab Corporation has the option before April 15, 2002 to convert the amount due under the note into 4,716,981 shares of common stock of the Company, in lieu of repayment.

On March 21, 2002, the Company renewed its existing warehouse line of credit agreement with Greenwich Capital for borrowings of up to $300 million for the interim financing of mortgage loans. Of this amount, $150 million is available in committed funds which represents an increase over the $100 million prior to renewal. The minimum cash and cash equivalents balance was reduced from $20 million prior to renewal to the higher of $15 million (including Restricted Cash, excluding Documentary Drafts) or the highest amount required by any other lender or agreement. The restriction of $4.5 million in cash as additional collateral was also reduced to $2.5 million as part of the renewal. Other than these changes, the terms of the renewal are substantially similar to those existing prior to renewal. This renewal extended the agreement until March 21, 2003.

On March 28, 2002, the Company renewed its existing warehouse line of credit agreement with GMAC Bank. The renewed line provides for borrowings of up to up to $50 million for the interim financing of mortgage loans with GMAC Bank, a reduction from the $70 million available prior to renewal. The minimum unrestricted cash balance was reduced to $12.5 million from $15 million (excluding Documentary Drafts). Other than these changes, the terms of the renewal are substantially similar to those existing prior to renewal. This renewal extended the agreement until March 31, 2003.

On April 1, 2002, the Company renewed its existing line of credit agreement with Bank One, NA for the interim financing of auto loans. The line of credit commitment was reduced to $10 million and extended until July 31, 2002. Bank One has indicated that they are exiting this component of their lending business, and therefore will not be renewing the Company's line of credit after the expiration on July 31, 2002. The Company is in active discussions with multiple lending providers, and believe that we will be successful in securing an alternative source prior to expiration of the current facility.