Form 10-Q
period 2002-03-31
E LOAN INC
filed 2002-05-15
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of May 1, 2002, 58,991,960 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

E-LOAN, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2002
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (unaudited):

Balance Sheets as of December 31, 2001 and March 31, 2002	**

Statements of Operations for the three months ended March 31, 2001 and 2002	**

Statements of Cash Flows for the three months ended March 31, 2001 and 2002	**

Notes to Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
BALANCE SHEETS
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                December 31,  March 31,
                                                                                   2001         2002
                                                                                -----------  -----------
                                                                                             (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents (includes $4,500 and $2,500 of restricted cash). $    32,538  $    27,964
    Loans held-for-sale.......................................................     162,246       97,275
    Accounts receivable, prepaids and other current assets....................       8,435       13,456
                                                                                -----------  -----------
          Total current assets................................................     203,219      138,695
Fixed assets, net.............................................................       6,215        6,147
Deposits and other assets.....................................................       1,192        1,897
                                                                                -----------  -----------
           Total assets....................................................... $   210,626  $   146,739
                                                                                ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Warehouse and other lines payable......................................... $   158,148  $    93,879
    Accounts payable, accrued expenses and other current liabilities..........       7,535        6,322
    Capital lease obligation, current portion.................................         175          132
    Notes payable.............................................................         --         5,000
                                                                                -----------  -----------
           Total current liabilities..........................................     165,858      105,333
Notes payable, long term......................................................       5,000          --
                                                                                -----------  -----------
           Total liabilities..................................................     170,858      105,333
                                                                                -----------  -----------
Commitments and contingencies (Note 10):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2001 and March 31, 2002; 0 shares issued and
      outstanding at December 31, 2001 and March 31, 2002.....................         --           --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2001 and March 31, 2002; 54,010,151 and
      54,045,310 shares issued and outstanding at December 31, 2001
      and March 31, 2002......................................................          54           55
Additional paid-in capital....................................................     256,578      256,611
Accumulated deficit...........................................................    (216,864)    (215,260)
                                                                                -----------  -----------
           Total stockholders' equity.........................................      39,768       41,406
                                                                                -----------  -----------
           Total liabilities and stockholders' equity......................... $   210,626  $   146,739
                                                                                ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                            Three Months Ended
                                                                March 31,
                                                            2001         2002
                                                         -----------  -----------
Revenues (Note 8)...................................... $    16,367  $    20,766

Operating expenses:
    Operations.........................................      11,488       10,852
    Sales and marketing................................       4,831        5,137
    Technology.........................................       1,783        1,429
    General and administrative.........................       1,488        1,633
    Amortization of non-cash marketing costs...........       2,985          --
    Amortization of unearned compensation..............         257          --
    Amortization of goodwill and intangible assets.....       9,933          --
                                                         -----------  -----------
           Total operating expenses....................      32,765       19,051
                                                         -----------  -----------
Income (loss) from  operations.........................     (16,398)       1,715
Other income, net......................................          84          (57)
                                                         -----------  -----------
Income (loss) before taxes............................. $   (16,314) $     1,658
Income taxes...........................................         --           (54)
                                                         -----------  -----------
Net income (loss)...................................... $   (16,314) $     1,604
                                                         ===========  ===========

Net income (loss) per share:
    Basic.............................................. $     (0.30) $      0.03
                                                         ===========  ===========
    Diluted............................................ $     (0.30) $      0.03
                                                         ===========  ===========

    Weighted-average shares - basic....................      53,623       54,029
                                                         ===========  ===========
    Weighted-average shares - diluted..................      53,623       60,317
                                                         ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                    Three Months Ended
                                                                        March 31,
                                                                    2001         2002
                                                                 -----------  -----------
Cash flows from  operating activities:
   Net income (loss)........................................... $   (16,314) $     1,604
   Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
     Amortization of unearned compensation.....................         257          --
     Amortization of goodwill and intangible assets............       9,933          --
     Non-cash marketing costs..................................       2,985          --
     Depreciation and amortization of fixed assets.............         954          953
     Changes in operating assets and liabilities:
       Loans held-for-sale.....................................     (14,022)      64,971
       Accounts receivable, prepaids, deposits
         and other assets......................................      (1,861)      (5,726)
       Accounts payable, accrued expenses and
         other payables........................................        (695)      (1,213)
                                                                 -----------  -----------
         Net cash (used in) provided by operating activities...     (18,763)      60,589
                                                                 -----------  -----------
Cash flows from investing activities:
   Acquisition of fixed assets.................................        (695)        (885)
                                                                 -----------  -----------
         Net cash used in investing activities                         (695)        (885)
                                                                 -----------  -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................          73           34
   Proceeds from notes payable.................................       5,000          --
   Repayments of notes payable.................................        (292)         --
   Proceeds from warehouse and other lines payable.............     497,440    1,051,457
   Repayments of warehouse and other lines payable.............    (486,308)  (1,115,726)
   Payments on obligations under capital leases, net...........        (113)         (43)
                                                                 -----------  -----------
         Net cash provided by (used in) financing activities...      15,800      (64,278)
                                                                 -----------  -----------
Net decrease in cash...........................................      (3,658)      (4,574)
Cash and cash equivalents, beginning of period.................      28,459       32,538
                                                                 -----------  -----------
Cash and cash equivalents, end of period....................... $    24,801  $    27,964
                                                                 ===========  ===========
Supplemental cash flow information:
   Cash paid for interest...................................... $     2,881  $     1,849
                                                                 ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. THE COMPANY

E-LOAN, Inc. (the "Company") was incorporated on August 26, 1996 and began marketing its services in June 1997. The Company is a provider of first and second mortgage loans, home equity loans and home equity lines of credit, auto loans, education loans and credit card referrals. The Company operates as a single operating segment.

2. BASIS OF PRESENTATION

Interim Financial Information (unaudited)

The accompanying financial statements as of March 31, 2001 and 2002 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2001 and 2002. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the expected results for the year ending December 31, 2002.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase and documentary drafts, to be cash equivalents. Both cash equivalents and short term investments are considered available-for-sale securities and are carried at amortized cost, which approximates fair value. As more fully described in Note 7, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash, excluding Documentary Drafts) or the highest amount required by any other lender or agreement. The following summarizes cash and cash equivalents at December 31, 2001 and March 31, 2002 (dollars in thousands):

                                             December 31,  March 31,
                                                2001         2002
                                             -----------  -----------
Cash....................................... $     9,911  $    22,407
Commercial paper...........................      15,501          351
Documentary drafts.........................       2,626        2,706
Restricted cash............................       4,500        2,500
                                             -----------  -----------
                                            $    32,538  $    27,964
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

Documentary drafts consist of cash allocated to satisfy documentary drafts presented by borrowers before the required supporting documents are received by the Company to complete the loan. If the required documentation is not provided as agreed to by the borrower and auto dealer, then the allocation of cash is reversed and the cash balance is restored. The Company's documentary draft process allows for at least two business days to process the required supporting documentation prior to determining whether to reverse or honor the original presentment by the auto dealer. All documentary drafts are pledged as collateral for borrowings under the auto line of credit at March 31, 2002 (see Note 7). Of the $2.7 million included in cash and cash equivalents at March 31, 2002, $2.5 million converted to loans in April 2002.

Derivative instruments

On June 15, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Statements require entities that use derivative instruments to measure these instruments at fair value and record them as assets and liabilities on the balance sheet. Entities must reflect gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and 138, on January 1, 2001. Adoption of this pronouncement resulted in a transition adjustment of a $0.2 million gain, which was recorded as a component of mortgage revenue. For the three months ended March 31, 2002, the Company recorded $0.4 million as a component of mortgage revenue related to recording changes in fair value of SFAS No. 133 derivatives for which the Company did not elect SFAS No. 133 hedge accounting and underlying hedged loans which did qualify for hedge accounting in accordance with SFAS No. 133.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128 basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such potential dilutive shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants, and the conversion of debt into common stock.

                                                    Three Months Ended
                                                        March 31,
                                                    2001         2002
                                                 -----------  -----------
                                                     (In Thousands)
  Numerator:
    Net income (loss).......................... $   (16,314) $     1,604
    Interest expense from convertible note.....         --           139
                                                 -----------  -----------
    Net income (loss) assuming dilution........ $   (16,314) $     1,743
                                                 ===========  ===========
  Denominator:
    Weighted average shares, basic.............      53,623       54,029
    Effect of potentially dilutive securities:
      Convertible note.........................         --         4,717
      Warrants.................................         --            12
      Employee Stock Option Plan...............         --         1,559
                                                 -----------  -----------
    Weighted average number of shares
      assuming dilution........................      53,623       60,317
                                                 ===========  ===========

  Diluted net income (loss) per share.......... $     (0.30) $      0.03
                                                 ===========  ===========

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective beginning January 1, 2002. The adoption of these statements had no effect on the Company's financial statements.

4. ACCOUNTS RECEIVABLE, PREPAIDS AND OTHER CURRENT ASSETS

Accounts Receivable, Prepaids and Other Current Assets as of December 31, 2001 and March 31, 2002, was $8.4 million and $13.5 million, respectively. This balance consists primarily of the receivable due to the Company from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $3.1 million and $7.3 million at December 31, 2001 and March 31, 2002, respectively (see Note 7).

5. LOANS HELD-FOR-SALE

The inventory of mortgage loans consists primarily of first and second trust deed mortgages on residential properties located throughout the United States. As of December 31, 2001 and March 31, 2002, the Company had net mortgage loans held-for-sale of $159.7 million and $89.7 million, all of which are on accrual basis. All mortgage loans held-for-sale are pledged as collateral for borrowings at December 31, 2001 and March 31, 2002 (see Note 7).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. As of December 31, 2001 and March 31, 2002, the Company had loans held-for-sale of $2.5 and $7.6 million, all of which are on accrual basis. All of the auto loans held-for-sale were pledged as collateral for borrowings at December 31, 2001 and March 31, 2002 (see Note 7).

6. NOTES PAYABLE

On April 2, 2001, the Company entered into a loan agreement with Christian A. Larsen, the Company's Chairman of the Board and Chief Executive Officer, that provided the Company with the ability to draw funds up to an aggregate of $7.5 million upon demand, expiring January 5, 2002. The borrowings had an interest rate of the lower of 12% or the maximum legal rate allowed. Additionally, under the terms of the loan agreement with Mr. Larsen, if the Company at any time prior to January 5, 2002 secured any new equity or any subordinated debt with repayment terms later than January 5, 2002, then the loan commitment under the loan agreement would be reduced, dollar-for-dollar, by the amount of such equity or subordinated debt. Thus, upon the sale of a $5 million convertible note to Charles Schwab Co., Inc., the loan commitment under the loan agreement was reduced to $2.5 million. The loan agreement expired on January 5, 2002.

On July 12, 2001, the Company sold a $5 million convertible note to Charles Schwab Co., Inc., which is convertible into shares of its common stock at a conversion price of $1.06 per share and which matures on January 19, 2003. The convertible note bears interest at a rate of 8% per annum and is payable quarterly. On March 14, 2002, the Company elected to redeem the note prior to its maturity date. On April 12, 2002, the Charles Schwab Corporation exercised its option to convert the amount due to 4,716,981 shares of common stock, in lieu of payment. The convertible note was canceled and no amounts are owing thereunder.

7. WAREHOUSE AND OTHER LINES PAYABLE

As of March 31, 2002, the Company had a warehouse line of credit for borrowings of up to $50 million for the interim financing of mortgage loans with GMAC Bank. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage rates. Borrowings are collateralized by the related mortgage loans held-for-sale. At December 31, 2001 and March 31, 2002 approximately $47.8 million and $41.0 million was outstanding under this line, respectively. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million (excluding Documentary Drafts). The Company was in compliance with these covenants during the three months ended and at March 31, 2002. The committed line of credit was renewed on March 28, 2002 and will expire on March 31, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines.

As of March 31, 2002, the Company had an agreement to finance up to $300 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital. Of this amount, $150 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. At December 31, 2001 and March 31, 2002 there was $104.9 million and $45.4 million outstanding under this financial commitment. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million (including Restricted cash, excluding Documentary drafts) and the highest amount required by any other lender or agreement. The Company was in compliance with these covenants during the three months ended March 31, 2002. The line was renewed on March 21, 2002 and will expire on March 21, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines.

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

On April 1, 2001, the Company entered into an agreement for a $25 million line of credit for the interim financing of auto loans. The interest rate charged on this line is based on LIBOR plus 2.5%. This committed line was reduced to $10 million on April 1, 2002 and expires on July 31, 2002. Upon expiration, management believes it will obtain sufficient additional lines. At March 31, 2002, approximately $7.5 million was outstanding under this line. This line includes various financial and non-financial covenants. At March 31, 2002, the Company was not in compliance with a debt to tangible net worth covenant ratio and subsequently obtained a waiver from the lender.

8. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues (in thousands):

                                                Three Months Ended
                                                     March 31,
                                                 2001       2002
                                               ---------  ---------
Revenues:
   Mortgage.................................. $   7,215  $  12,815
   Interest income on mortgage loans.........     2,943      2,991
   Interest income on home equity loans......        84        237
   Home equity...............................       622      2,284
   Auto......................................     5,281      2,291
   Other.....................................       222        148
                                               ---------  ---------
         Total revenues...................... $  16,367  $  20,766
                                               =========  =========

The following table provides the components of other income, net (in thousands):

                                                 Three Months Ended
                                                     March 31,
                                                 2001       2002
                                               ---------  ---------
Interest on short-term  investments.......... $     156  $      85
Interest expense on non-warehouse
   facility borrowings.......................       (74)      (142)
Equity investment gain/(loss)................         5        --
Other........................................        (3)       --
                                               ---------  ---------
                                              $      84  $     (57)
                                               =========  =========

9. OPERATING EXPENSES

The following table provides the components of operating expenses (in thousands):

                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                                 2001       2002
                                               ---------  ---------
Compensation and benefits.................... $   7,032  $   9,222
Processing costs.............................     1,641        536
Advertising and marketing....................     4,356      4,216
Professional services........................     1,139        735
Occupancy costs..............................       905        914
Computer and internet........................       305        287
General and administrative...................     1,331      1,431
Interest expense on warehouse borrowings.....     2,881      1,710
Amortization of unearned compensation........       257        --
Amortization of goodwill and intangible
   assets....................................     9,933        --
Non-cash marketing costs.....................     2,985        --
                                               ---------  ---------
         Total operating expenses............ $  32,765  $  19,051
                                               =========  =========

The following table provides detail of the operations component of total operating expenses classified by the following revenue-related categories (in thousands):

                                         Three Months Ended
                                             March 31,
                                          2001       2002
                                        ---------  ---------
Mortgage ............................. $   5,076  $   5,849
Interest expense on mortgage loans....     2,716      1,512
Interest expense on home equity loans.       165        110
Home equity...........................       385      1,331
Auto..................................     3,114      2,013
Other.................................        32         37
                                        ---------  ---------
Total operations...................... $  11,488  $  10,852
                                        =========  =========

10. COMMITMENTS AND CONTINGENCIES

FINANCIAL INSTRUMENT CONTINGENCIES

E-LOAN originates mortgage and home equity loans and manages the market risk related to these loans through various hedging programs.

Loan commitments and hedging activities

At March 31, 2002, the Company was a party to rate lock commitments to fund loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. Rate locks with the borrowers are on a best effort basis, borrowers are not obligated to enter into the loan agreement. A rate lock, which does not result in a funded loan, is referred to as fallout. As the Company is exposed to movements in interest rates after entering into rate locks, the Company must estimate fallout if interest rate risk is to be economically hedged with a mandatory sell forward agreement. At March 31, 2002, the Company had provided locks to originate loans amounting to approximately $298.9 million (the "locked pipeline").

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

At March 31, 2002, the Company had entered into mandatory sell forward commitments amounting to approximately $97.0 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market. During the three months ended March 31, 2002, the Company did not designate mandatory sell forward commitments as FAS 133 hedges. At March 31, 2002, the Company had entered into $64.5 million of commitments with third party investors to deliver loans related to funded loans held for sale.

At March 31, 2002, the Company had entered into non-mandatory forward loan sale agreements amounting to approximately $188.5 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well-established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date. The Company designates all non- mandatory forward sale agreements as fair value FAS 133 hedges for underlying loans at funding. The Company designates as a fair value FAS 133 hedge at commitment date loans held for sale, where the Company intends to deliver the underlying loan into the commitment ("delivery commitment"). The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to non-mandatory forward sale agreements or delivery commitments during the three months ended March 31, 2002.

Future Commitments

The Company has future payment commitments for leases and marketing services agreements aggregating $1.1 million and $0.1 million for the years 2002 and 2003, respectively.

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

OVERVIEW

The Company is an online lender whose revenues are derived primarily from the commissions and fees earned from mortgage, home equity and auto loans that it underwrites, funds and sells on the secondary market.

Mortgage Revenues

The Company's mortgage revenues are derived from the origination and sale of self-funded loans and, to a lesser extent, from the brokering of loans. Brokered loans are funded through lending partners and the Company never takes title to the mortgage. Brokerage revenues are comprised of the mark-up to the lending partner's loan price and processing fees. These revenues are recognized at the time a loan is closed. In October 1998, the Company began funding its mortgage loans using warehouse lines of credit. Self-funded loans are funded through the Company's own warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold. The Company earns additional revenue from its self-funded loans as compared to brokered loans because the sale of loans includes a service release premium. Self-funded loans generated 99% of mortgage revenues in the three months ended March 31, 2002.

Interest Income on Mortgage and Home Equity Loans

The Company generates revenues from interest income on self-funded mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale.

Home Equity Revenues

In the fourth quarter of 2000, the Company began self-funding home equity loans and selling them to home equity loan purchasers. The Company's home equity revenues are derived from the origination and sale of self-funded loans. Self-funded loans are funded through the Company's own warehouse lines of credit and sold to home equity loan purchasers typically within thirty days. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold. Self-funded loans generated 94% of home equity revenues in the three months ended March 31, 2002.

Auto Revenues

The Company's auto revenues are derived from the origination and sale of self-funded loans and from the brokering of auto loans. Auto brokerage revenues are primarily comprised of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is closed. Self-funded loans are funded through an auto line of credit and sold to auto loan purchasers typically within ten business days. In April 2001, the Company began funding its auto loans prior to sale with borrowings against an auto line of credit. Self-funded loan revenues consist of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is sold. Self-funded loans generated 86% of auto revenues in the three months ended March 31, 2002.

Other Revenues

Other revenues are derived from the fees paid by various partners in exchange for consumer loan referrals. The current loan programs offered include credit card and education loans. Other revenues generated approximately 1% of total revenue in the three months ended March 31, 2001 and 2002.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                            Three Months Ended
                                                                 March 31,
                                                            2001         2002
                                                         -----------  -----------
Revenues ..............................................         100%         100%

Operating expenses:
    Operations.........................................          70%          52%
    Sales and marketing................................          30%          25%
    Technology.........................................          11%           7%
    General and administrative.........................           9%           8%
    Amortization of non-cash marketing costs...........          18%         --
    Amortization of unearned compensation..............           2%         --
    Amortization of goodwill and intangible assets.....          61%         --
                                                         -----------  -----------
           Total operating expenses....................         201%          92%
                                                         -----------  -----------
Income (loss) from  operations.........................        -101%           8%
Other income, net......................................           1%         --
                                                         -----------  -----------
Income (loss) before taxes.............................        -100%           8%
Income taxes...........................................         --           --
                                                         -----------  -----------
Net income (loss)......................................        -100%           8%
                                                         ===========  ===========

Revenues

The following table provides the components of revenue shown as a percentage of total revenues:

                                                 Three Months Ended
                                                     March 31,
                                                 2001       2002
                                               ---------  ---------
Revenues:
   Mortgage..................................        44%       62%
   Interest income on mortgage loans.........        18%       14%
   Interest income on home equity loans......         1%        2%
   Home equity...............................         4%       11%
   Auto......................................        32%       11%
   Other.....................................         1%      --  %
                                               ---------  ---------
         Total revenues......................       100%      100%
                                               =========  =========

Revenues increased $4.4 million to $20.8 million for the three months ended March 31, 2002 from $16.4 million for the three months ended March 31, 2001. A significant portion of these increases resulted from growth in the dollar volume of mortgage and home equity loans closed and sold. Home equity operations commenced in the fourth quarter of 2000, whereas mortgage revenues benefited from an overall increase in loan volume. Refinance mortgage accounted for 85% of mortgage closed loan volume in the first quarter of 2002 as compared to 83% in the first quarter of 2001. E-LOAN expects mortgage revenues to decrease in the near future, as a result of the decline in refinance activity, and we expect that home equity revenues will continue to grow in the near future as volumes increase. Auto revenues decreased from $5.3 million for the three months ended March 31, 2001 to $2.3 million for the three months ended March 31, 2002. The decline is largely attributed to strong competition from the auto manufacturers in the form of widely available incentive financing rates, such as 0% interest rate specials. E-LOAN expects auto revenues to increase moderately in the near future as we expect that the use of manufacturer incentive financing will abate.

The following table summarizes dollar volume of loans closed and sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                                      Three Months Ended
                                           March 31,
                                       2001       2002
                                     ---------  ---------
Mortgage
$ Volume                            $ 555,434  $ 916,802
Revenue                             $   7,215  $  12,815
BPS                                       130        140

Home Equity
$ Volume                            $  32,208  $  97,648
Revenue                             $     622  $   2,284
BPS                                       193        234

Auto
$ Volume                            $ 303,449  $ 140,464
Revenue                             $   5,281  $   2,291
BPS                                       174        163

The following table illustrates the percentages of the Company's mortgage closed loan volume from purchase and refinance loans as compared to the total market (according to Mortgage Bankers Association of America) through March 31, 2002:

E-LOAN Purchase Refinance	1999 63% 37%	2000 61% 39%	2001 16% 84%	Q1 02 15% 85%
Total Market Purchase Refinance	1999 66% 34%	2000 81% 19%	2001 43% 57%	Q1 02 45% 55%

Operating Expenses

Total Operating Expenses. Total operating expenses decreased $13.7 million to $19.0 million for the three months ended March 31, 2002 from $32.7 million for the three months ended March 31, 2001. The decrease was primarily due to decreases in amortization of goodwill, amortization of non-cash marketing costs, processing costs and interest expense on warehouse borrowings, off-set by increases in compensation and benefits.

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

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                           Three Months Ended
                                               March 31,
                                          2001       2002
                                        ---------  ---------
Mortgage ............................. $   5,076  $   5,849
Interest expense on mortgage loans....     2,716      1,512
Interest expense on home equity loans.       165        110
Home equity...........................       385      1,331
Auto..................................     3,114      2,013
Other.................................        32         37
                                        ---------  ---------
Total operations...................... $  11,488  $  10,852
                                        =========  =========

Operations expense decreased $0.6 million to $10.9 million for the three months ended March 31, 2002 from $11.5 million for the three months ended March 31, 2001. Operations expense decreased as a percentage of revenue from 70% to 52% for the three months ended March 31, 2001 and 2002, respectively. The decrease in absolute dollars is primarily due to a decrease in operations expenses related to auto, due to lower volumes, off-set by increases in mortgage and home equity operations expenses, due to higher volumes. E-LOAN expects operations expenses to continue to trend lower as a percentage of revenues going forward as it further streamlines the loan process and leverages its fixed costs over growing loan volume.

Direct Margin. Direct margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (dollars in thousands):

                                        Three Months Ended
                                            March 31,
                                       2001       2002
                                     ---------  ---------
Mortgage........................... $   2,139  $   6,966
Mortgage interest margin...........       227      1,479
Home equity interest margin........       (81)       127
Home equity........................       237        953
Auto...............................     2,167        278
Other..............................       190        111
                                     ---------  ---------
Total direct margin................ $   4,879  $   9,914
                                     =========  =========

Direct margin increased $5.0 million to $9.9 million for the three months ended March 31, 2002 from $4.9 million for the three months ended March 31, 2001. The growth in direct margin is due largely to the contribution from mortgage volume coupled with technology and process improvements. Additionally, the increase in direct margin is due to the positive spread of interest income over interest expense, as well as the addition of home equity operations, which commenced in the fourth quarter of 2000. Auto direct margin decreased as loan volume declined due to the industry's broad use of low interest rate financing incentives.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses (excluding non-cash marketing costs) related to advertising, promotion and distribution partnerships and employee compensation and other expenses related to personnel. Sales and marketing expense increased $0.3 million to $5.1 million for the three months ended March 31, 2002 from $4.8 million for the three months ended March 31, 2001. Sales and marketing expense decreased as a percentage of revenue from 30% to 25% for the three months ended March 31, 2001 and 2002, respectively. Sales and marketing expenses are expected to continue at approximately 25% of total revenues in upcoming quarters.

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense decreased $0.4 million to $1.4 million for the three months ended March 31, 2002 from $1.8 million for the three months ended March 31, 2001. Technology expense decreased as a percentage of revenue from 11% to 7% for the three months ended March 31, 2001 and 2002, respectively. The Company expects technology expense to moderately increase in absolute dollars in the upcoming quarters.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense increased $0.1 million to $1.6 million for the three months ended March 31, 2002 from $1.5 million for the three months ended March 31, 2001. General and administrative expense decreased as a percentage of revenue from 9% to 8% for the three months ended March 31, 2001 and 2002, respectively. General and administrative expenses are expected to stay relatively constant in the upcoming quarters.

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

Amortization of Unearned Compensation. Certain stock options granted in the years ended December 31, 1998 and 1999 were considered to be compensatory. Additionally, an issuance of Series D preferred stock to Harold "Pete" Bonnikson, Senior Vice President of Mortgage Operations, in 1999 was considered to be compensatory. Management accelerated the vesting of compensatory options in the fourth quarter of 2001 resulting in the full amortization of unearned compensation in 2001.

Amortization of Goodwill. Amortization of goodwill was a result of the acquisition of Electronic Vehicle Remarketing, Inc. ("CarFinance.com") in September of 1999. Goodwill was fully amortized in 2001.

Other Income, net. Other income, net, decreased $0.1 million to $0 million for the three months ended March 31, 2002 from income of $0.1 million for the three months ended March 31, 2001. The decrease is primarily attributable to the decrease of interest income on investments as well as an increase in interest expense on non-warehouse facilities.

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

Net cash (used in) provided by operating activities was $(18.8) million and $60.6 million for the three months ended March 31, 2001 and 2002, respectively. Net cash used in operating activities during the three months ended March 31, 2001 was primarily due to the net loss, off-set by goodwill and non-cash marketing costs, and cash used by an increase in loans held-for-sale. Net cash provided by operating activities during the three months ended March 31, 2002, was primarily due to the cash provided from the decrease in loans held-for-sale plus net income. The decrease in loans held-for-sale as of March 31, 2002 is due to the amount of loan sales in the quarter exceeding the amount of loans funded. A funded loan remains held-for-sale until it is sold. During the first quarter of 2002, the Company sold substantially all of the loans included in the loan balance at December 31, 2001, as well as substantially all of the loans funded during the first quarter of 2002. This had a positive impact on revenue in the current quarter as we recognize revenue on self-funded loans at time of sale.

Net cash used in investing activities was $0.7 million and $0.9 million for the three months ended March 31, 2001 and 2002, respectively. Net cash used in investing activities was primarily for the purchase of software, furniture, equipment and leasehold improvements.

Net cash provided by (used in) financing activities was $15.8 million and $(64.3) million for the three months ended March 31, 2001 and 2002, respectively. Net cash provided by financing activities during the three months ended March 31, 2001 was primarily from net proceeds from borrowings under the Company's warehouse lines of credit and other credit facilities as well as proceeds from notes payable. Net cash used by financing activities during the three months ended March 31, 2002 was primarily from net repayments on the Company's warehouse lines of credit and other credit facilities.

The ongoing funding of loans is facilitated through the use of warehouse and other lines of credit. Each of these facilities requires significant cash balances to satisfy debt covenants. The line of credit obtained from the Chairman and CEO of the Company, as well as the convertible debt raised from The Charles Schwab Corporation during 2001, reflect the Company's cash management position of maintaining cash reserves well in excess of those required by its warehouse facilities. From a long-term standpoint, access to committed warehouse facilities is critical in maintaining funding liquidity in order to operate the Company's business model.

The Company has a warehouse line of credit for borrowings of up to $50 million for the interim financing of mortgage loans with GMAC Bank. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage rates. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on March 31, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million (excluding Documentary Drafts) in addition to the requirement that the Company maintain at least one other warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement during the three months ended and at March 31, 2002.

The Company has an agreement to finance up to $300 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital. Of this amount, $150 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. The line requires the restriction of $2.5 million in cash as additional collateral. The line expires March 21, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash, excluding Documentary Drafts) or the highest amount required by any other lender or agreement. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $50 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. E-LOAN was in compliance with all debt covenants for this agreement during the three months ended and at March 31, 2002.

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

On April 1, 2001, the Company entered into an agreement for a $25 million line of credit with Bank One, NA for the interim financing of auto loans. The interest rate charged on this line is based on LIBOR plus 2.5%. This line includes various financial and non-financial covenants. At March 31, 2002, the Company was not in compliance with a debt to tangible net worth covenant ratio and subsequently obtained a waiver from the lender. This committed line was reduced to $10 million on April 1, 2002 and expires on July 31, 2002. Bank One has indicated that they are exiting this component of their lending business, and therefore will not be renewing our line of credit after the expiration on July 31, 2002. The Company is in active discussions with multiple lending providers, and believes that it will be successful in securing an alternative source prior to expiration of the current facility.

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

On July 12, 2001 the Company issued a $5.0 million convertible note to The Charles Schwab Corporation, which is convertible into shares of its common stock at a conversion price of $1.06 per share and which matures on January 19, 2003. The convertible note bears interest at a rate of 8% per annum and is payable quarterly. On March 14, 2002, the Company elected to redeem the note prior to its maturity date. On April 12, 2002, the Charles Schwab Corporation exercised its option to convert the amount due to 4,716,981 shares of common stock, in lieu of payment.

The Company believes that its existing cash and cash equivalents as of March 31, 2002 will be sufficient to fund its operating activities, capital expenditures and other obligations for the next twelve months. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations, or in raising additional funds when required in sufficient amounts and on terms acceptable to the Company, it could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be reduced.

FORWARD LOOKING STATEMENTS

The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as the Company's plans to increase the number of purchase loans, the relative importance of loans E-LOAN originates and sells and growth in the number of applications received, statements regarding development of E-LOAN's business, future operating results, anticipated capital expenditures, the expectations as to the use of the capital resource and the availability of additional financing, and other statements contained in this Report regarding matters that are not historical facts, are only estimates or predictions and cannot be relied upon. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the company or actual results differing from the assumption underlying such statements. Such risks and assumptions include, but are not limited to, E-LOAN's ability to access additional debt or equity financing in the future, secure replacement lines of credit for mortgage and auto loans, respond to increasing competition, secure additional loan purchasers, manage growth of E-LOAN's operations, as well as regulatory, legislative, and judicial developments that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Factors Affecting Future Operating Results" and other cautionary statements included herein. The Company disclaims any obligation to update information contained in any forward-looking statement.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

We Have a History of Losses, We Have Only Recently Achieved Profitability and We May Not Maintain Profitability.

As of March 31, 2002, our accumulated deficit was $215.3 million. We achieved profitability for the first time in the fourth quarter of 2001. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

Interest Rate Fluctuations Could Significantly Reduce Customers' Incentive to Refinance Existing Mortgage Loans

A significant percentage of our mortgage customers use our services to refinance existing mortgages and they are motivated to do so primarily when interest rates fall below the rates of their existing mortgages. In the event interest rates significantly increase, consumers' incentive to refinance will be greatly reduced and the number of loans that we originate could significantly decline. We significantly benefited from the spread between long-term and short-term interest rates during 2001 and to date in 2002. Based on historical trends, we would not expect the same level of benefit from interest rate spreads in a normal market.

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

We Have Recently Experienced Significant Growth in Our Business, and If We Are Unable to Manage this Growth, Our Business Will Be Adversely Affected

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At March 31, 2001 and 2002, we had 387 and 516 full-time employees, respectively.

Our Future Success is Dependent Upon Increased Acceptance of the Internet by Consumers and Lenders as a Medium for Lending

Our success will depend in large part on widespread consumer acceptance of obtaining mortgage and auto loans online. Increased consumer use of the Internet to provide for their lending needs is subject to uncertainty. The development of an online market for mortgage and auto loans has only recently begun, is rapidly evolving and likely will be characterized by an increasing number of market entrants. If consumer acceptance of the Internet as a source for mortgage, auto, and home equity loans, does not increase, our business, results of operations and financial condition will be adversely affected. A number of factors may inhibit Internet usage by consumers, including privacy and security concerns regarding their personal information. The adoption of online lending requires the acceptance of a new way of conducting business, exchanging information and applying for credit by consumers that have historically relied upon traditional lending methods. As a result, we cannot be sure that we will be able to compete effectively with traditional borrowing and lending methods.

The Loss of One or More of Our Significant Distribution Partners Would Adversely Affect Our Business

We rely on Internet distribution partners to direct a significant number of prospective customers to our website. If we lose any of our significant distribution partners, we will likely fail to meet our growth objectives, both in terms of additional borrowers and increased brand awareness. In the aggregate, approximately 35% and 70% of our mortgage and auto loan applications, respectively, were derived from the websites of our distribution partners during the three months ended March 31, 2002. Our agreements with our distribution partners are typically short-term, from one to four years in length, and most can be terminated for any reason upon 30 to 60 days prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If any of these agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business would be adversely affected.

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

We Are Dependent on Primarily Three Auto Loan Purchasers for the Majority of Our Auto Loan Business

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

Our Business Will be Adversely Affected if We Are Unable to Safeguard the Security and Privacy of Our Customers' Financial Data

Internet usage could decline if any well-publicized compromise of security occurred. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by any breaches that occur. We also retain on our premises personal financial documents that we receive from prospective borrowers in connection with their loan applications. These documents are highly sensitive and if a third party were to misappropriate our customers' personal information, customers could possibly bring legal claims against us. We cannot assure you that our privacy policy will be deemed sufficient by our prospective customers or compliant with any federal or state laws governing privacy, which may be adopted in the future.

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

E-LOAN attempts to minimize the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market, through its hedging activities. Individual mortgage loan risks are aggregated by note rate, mortgage loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. E-LOAN currently hedges its mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities and non-mandatory forward sale agreements with the ultimate investor. E-LOAN determines which alternative provides the best execution in the secondary market. In addition, E-LOAN does not believe its net interest income would be materially affected as a result of concurrent changes in long-term and short-term interest rates due to the short duration of time loans are held on the balance sheet prior to being sold to capital market loan purchasers (on average under thirty days).

E-LOAN believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in the market value of its fixed-rate mortgage loans held for sale. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We have been named as a defendant in five related lawsuits filed in the Federal District Court for the Southern District of New York between August 10, 2001 and September 25, 2001. The lawsuits purport to be class actions filed on behalf of the plaintiffs and others similarly situated. They name as defendants E-LOAN, Christian Larsen, Janina Pawlowski, Frank Siskowski, The Goldman Sachs Group, Inc., FleetBoston Robertson Stephens, Inc., Merrill Lynch Pierce Fenner & Smith, Inc., Credit Suisse First Boston Corp. and J.P. Morgan Chase & Co., some of which were involved in our initial public offering. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of our initial public offering violated Section 12(a) of the Securities Act of 1933 by receiving excessive and undisclosed commissions and fees, and by entering into unlawful private agreements with brokers' customers, and that all defendants violated Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 under the Securities Exchange Act of 1934 by making material false and misleading statements in our initial public offering prospectus concerning brokers' commissions and private agreements with brokers' customers. The plaintiffs in each action seek to recover damages on behalf of all those who purchased or otherwise acquired E-LOAN securities during the respective class period. We have been served with two of the complaints and have entered into a stipulation with plaintiffs' counsel for an extension of time to respond to the complaint. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. We intend to vigorously defend these lawsuits. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operations, financial position or liquidity.

The Securities and Exchange Commission has settled charges against Credit Suisse First Boston Corp. relating to the its investigation of the firm's IPO allocation practices. Pursuant to the settlement, Credit Suisse First Boston Corp. has agreed (1) to pay a total of $100 million in the Commission's action and in a related action commenced by the National Association of Securities Dealers Regulation, Inc.; (2) to be enjoined by a federal court from future violations; and (3) to adopt extensive new policies and procedures. The $100 million payment is composed of $70 million in disgorgement of improper gains, and $30 million in civil penalties or fines.

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operations, financial position or liquidity.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	First Amendment to Marketing Agreement with Charles Schwab & Co., Inc. dated July, 2000
10.2	Second Amendment to Marketing Agreement with Charles Schwab & Co., Inc. dated September, 2000
10.3	First Amendment to Auto Loan Purchase and Sale Agreement with TransSouth Financial Corporation dated March 1, 2002*
10.4	Amendment to Master Commitment with Federal Home Loan Mortgage Corporation dated March 7, 2002*
10.5	First Commitment Supplement to the GMAC Residential Funding Master Commitment with GMAC Residential Funding Corporation dated March 18, 2002*
10.6	Electronic Tracking Agreement Whole Loan Sale Agreement with Greenwich Capital Financial Products, Inc. dated March 21, 2002
10.7	SkyMiles® Program Participation Agreement with Delta Loyalty Management Services, Inc. dated March 22, 2002*
10.8	Agreement to Terminate Sublease with Pagoo, Inc. dated March 22, 2002
10.9	Fourth Amendment to Underwriting Services Agreement with PMI Mortgage Services Co. dated March 28, 2002*

(1) Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, filed on August 14, 2000.

(2) Incorporated by reference to Exhibit 3.2 of the Company's Amendment to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed on April 23, 2001.

(3) Incorporated by reference to Exhibit 3.3 of the Company's Amendment to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed on April 23, 2001.

*Confidential Treatment Requested

(b)    Reports on Form 8-K

The Company filed one report on Form 8-K during the three months ended March 31, 2002 on January 25, 2002 for the purpose of reporting under Item 5 thereof the results of its fourth quarter financial results.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

Dated: May 15, 2002

By:	/s/ Matthew Roberts

Matthew Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)