Form 10-Q
period 2002-06-30
E LOAN INC
filed 2002-08-14
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of August 1, 2002, 59,013,365 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

E-LOAN, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2002
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (unaudited):

Balance Sheets as of December 31, 2001 and June 30, 2002	**

Statements of Operations for the three and six months ended June 30, 2001 and 2002	**

Statements of Cash Flows for the six months ended June 30, 2001 and 2002	**

Notes to Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
BALANCE SHEETS
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                December 31,  June 30,
                                                                                   2001         2002
                                                                                -----------  -----------
                                                                                             (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents (includes $4,500 and $2,500 of restricted cash). $    32,538  $    29,735
    Loans held-for-sale.......................................................     162,246       88,368
    Accounts receivable, prepaids and other current assets....................       8,435       15,958
                                                                                -----------  -----------
          Total current assets................................................     203,219      134,061
Fixed assets, net.............................................................       6,215        5,983
Deposits and other assets.....................................................       1,192        2,022
                                                                                -----------  -----------
           Total assets....................................................... $   210,626  $   142,066
                                                                                ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Warehouse and other lines payable......................................... $   158,148  $    87,483
    Accounts payable, accrued expenses and other current liabilities..........       7,535        6,914
    Capital lease obligation, current portion.................................         175           30
                                                                                -----------  -----------
           Total current liabilities..........................................     165,858       94,427
Notes payable, long term......................................................       5,000          --
                                                                                -----------  -----------
           Total liabilities..................................................     170,858       94,427
                                                                                -----------  -----------
Commitments and contingencies (Note 10):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2001 and June 30, 2002; 0 shares issued and
      outstanding at December 31, 2001 and June 30, 2002......................         --           --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2001 and June 30, 2002; 54,010,151 and
      59,013,365 shares issued and outstanding at December 31, 2001
      and June 30, 2002.......................................................          54           59
Additional paid-in capital....................................................     256,578      261,896
Accumulated deficit...........................................................    (216,864)    (214,316)
                                                                                -----------  -----------
           Total stockholders' equity.........................................      39,768       47,639
                                                                                -----------  -----------
           Total liabilities and stockholders' equity......................... $   210,626  $   142,066
                                                                                ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                            Three Months Ended         Six Months Ended
                                                                June 30,                   June 30,
                                                            2001         2002          2001         2002
                                                         -----------  -----------   -----------  -----------
Revenues (Note 8)...................................... $    15,207  $    20,986   $    31,573  $    41,752

Operating expenses:
    Operations.........................................      10,693       11,327        22,181       22,179
    Sales and marketing................................       3,978        6,138         8,809       11,275
    Technology.........................................       1,680        1,240         3,463        2,669
    General and administrative.........................       1,276        1,347         2,763        2,980
    Amortization of non-cash marketing costs...........       2,985          --          5,970          --
    Amortization of unearned compensation..............       1,020          --          1,278          --
    Amortization of goodwill and intangible assets.....       9,933          --         19,867          --
                                                         -----------  -----------   -----------  -----------
           Total operating expenses....................      31,565       20,052        64,331       39,103
                                                         -----------  -----------   -----------  -----------
Income (loss) from  operations.........................     (16,358)         934       (32,758)       2,649
Other income, net......................................         238           39           321          (18)
                                                         -----------  -----------   -----------  -----------
Income (loss) before taxes.............................     (16,120)         973       (32,437)       2,631
Income taxes...........................................         --           (29)          --           (83)
                                                         -----------  -----------   -----------  -----------
Net income (loss)...................................... $   (16,120) $       944   $   (32,437) $     2,548
                                                         ===========  ===========   ===========  ===========

Net income (loss) per share:
    Basic.............................................. $     (0.30) $      0.02   $     (0.60) $      0.05
                                                         ===========  ===========   ===========  ===========
    Diluted............................................ $     (0.30) $      0.02   $     (0.60) $      0.04
                                                         ===========  ===========   ===========  ===========

    Weighted-average shares - basic....................      53,781       58,084        53,703       56,057
                                                         ===========  ===========   ===========  ===========
    Weighted-average shares - diluted..................      53,781       59,903        53,703       60,165
                                                         ===========  ===========   ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                     Six Months Ended
                                                                         June 30,
                                                                    2001         2002
                                                                 -----------  -----------
Cash flows from  operating activities:
   Net income (loss)........................................... $   (32,437) $     2,548
   Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
     Amortization of unearned compensation.....................       1,278          --
     Amortization of goodwill and intangible assets............      19,867          --
     Non-cash marketing costs..................................       5,970          --
     Depreciation and amortization of fixed assets.............       1,925        1,943
     Changes in operating assets and liabilities:
       Loans held-for-sale.....................................      (2,038)      73,878
       Accounts receivable, prepaids, deposits
         and other assets......................................         962       (8,066)
       Accounts payable, accrued expenses and
         other payables........................................      (3,034)        (621)
                                                                 -----------  -----------
         Net cash provided by (used in) operating activities...      (7,507)      69,682
                                                                 -----------  -----------
Cash flows from investing activities:
   Acquisition of fixed assets.................................      (1,127)      (1,711)
                                                                 -----------  -----------
         Net cash used in investing activities                       (1,127)      (1,711)
                                                                 -----------  -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................         229           36
   Proceeds from notes payable.................................       7,000          --
   Repayments of notes payable.................................      (7,060)         --
   Proceeds from warehouse and other lines payable.............   1,285,387    2,047,234
   Repayments of warehouse and other lines payable.............  (1,281,471)  (2,117,899)
   Payments on obligations under capital leases, net...........        (161)        (145)
                                                                 -----------  -----------
         Net cash provided by (used in) financing activities...       3,924      (70,774)
                                                                 -----------  -----------
Net decrease in cash...........................................      (4,710)      (2,803)
Cash and cash equivalents, beginning of period.................      28,459       32,538
                                                                 -----------  -----------
Cash and cash equivalents, end of period....................... $    23,749  $    29,735
                                                                 ===========  ===========
Supplemental cash flow information:
   Cash paid for interest...................................... $     5,554  $     3,463
                                                                 ===========  ===========
Non-cash financing activities:
   Conversion of convertible debt into common stock............ $       --   $     5,000
                                                                 ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. THE COMPANY

E-LOAN, Inc. (the "Company") was incorporated on August 26, 1996 and began marketing its services in June 1997. The Company is a direct to consumer lender of first and second mortgage loans, home equity loans and home equity lines of credit and auto loans. The Company operates as a single operating segment.

2. BASIS OF PRESENTATION

Interim Financial Information (unaudited)

The accompanying financial statements as of June 30, 2001 and 2002 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 2001 and 2002. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 2001. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the expected results for the year ending December 31, 2002.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase and documentary drafts, to be cash equivalents. Both cash equivalents and short term investments are considered available-for-sale securities and are carried at amortized cost, which approximates fair value. As more fully described in Note 7, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash, excluding Documentary Drafts) or the highest amount required by any other lender or agreement. The following summarizes cash and cash equivalents at December 31, 2001 and June 30, 2002 (dollars in thousands):

                                                 December 31,  June 30,
                                                    2001         2002
                                                 -----------  -----------
Cash........................................... $     9,911  $    27,217
Commercial paper...............................      15,501          --
Documentary drafts.............................       2,626           18
Restricted cash................................       4,500        2,500
                                                 -----------  -----------
                                                $    32,538  $    29,735
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

Documentary drafts consist of cash allocated to satisfy documentary drafts presented by borrowers before the required supporting documents are received by the Company to complete the loan. If the required documentation is not provided as agreed to by the borrower and auto dealer, then the allocation of cash is reversed and the cash balance is restored. The Company's documentary draft process allows for at least two business days to process the required supporting documentation prior to determining whether to reverse or honor the original presentment by the auto dealer. All documentary drafts are pledged as collateral for borrowings under the auto line of credit at June 30, 2002 (see Note 7). Effective May 2002, the Company no longer uses a documentary draft process to fund its auto loans. All of the $18,000 included in cash and cash equivalents at June 30, 2002 converted to loans in July 2002.

Derivative instruments

On June 15, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Statements require entities that use derivative instruments to measure these instruments at fair value and record them as assets and liabilities on the balance sheet. Entities must reflect gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and 138, on January 1, 2001. Adoption of this pronouncement resulted in a transition adjustment of a $0.2 million gain, which was recorded as a component of mortgage revenue. For the three and six months ended June 30, 2002, the Company recorded a $1.3 million and $1.0 million loss, respectively, as a component of mortgage revenue related to recording changes in fair value of SFAS No. 133 derivatives. The Company has designated certain assets as FAS 133 fair value hedges, which are further described in Note 10 Commitments and Contingencies.

Sale of auto loans to qualified special purpose entity

On June 17, 2002, the Company entered into an arrangement to sell auto loan receivables to a qualified special purpose entity (QSPE), E-Loan Auto Fund One, LLC ("E-Loan Auto"). As of June 30, 2002, the Company had not yet sold any auto loans to E-Loan Auto. The following provides an overview of the intended transactions and related accounting. These transactions involve the Company surrendering control over these assets to assure that the sold assets have been isolated from the Company and its creditors. As E-Loan Auto has met the appropriate tests to be considered a QSPE the assets and liabilities of E-Loan Auto are appropriately not consolidated in financial statements of the Company. E-Loan Auto has obtained a secured borrowing facility from Merrill Lynch Bank USA to finance all purchases of loans from the Company. The Company will recognize a gain on the sale of auto loan receivables to E-Loan Auto in the period in which the sale occurs, which represents the difference between the sale proceeds to the Company and the Company's net carrying value of the receivables. Included in the proceeds received by the Company from the sale of loans is a beneficial interest related to loans owned by the QSPE, which will be reflected on the Company's balance sheet as a retained interest asset. These retained interest assets will be recorded on the balance sheet at fair value. In order to determine the fair value management will estimate future excess cash flows to be received by the Company over the life of the loan. The Company will make various assumptions in order to determine the fair value of the estimated future excess cash flows to be generated by the auto loans sold to the QSPE. The most significant assumptions to be made are the cumulative credit losses to be incurred on the pool of auto loan receivables sold, prepayment rates of the auto loans and the rate at which the estimated future excess cash flows are discounted. The assumptions to be used represent the Company's best estimates, and the use of different assumptions could produce different financial results.

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

                                                   Three Months Ended        Six Months Ended
                                                        June 30,                  June 30,
                                                    2001         2002         2001         2002
                                                 -----------  -----------  -----------  -----------
                                                    (In Thousands)            (In Thousands)
  Numerator:
    Net income (loss).......................... $   (16,120) $       944  $   (32,437) $     2,548
    Interest expense from convertible note.....         --             3          --           152
                                                 -----------  -----------  -----------  -----------
    Net income (loss) assuming dilution........ $   (16,120) $       947  $   (32,437) $     2,700
                                                 ===========  ===========  ===========  ===========
  Denominator:
    Weighted average shares, basic.............      53,781       58,084       53,703       56,057
    Effect of potentially dilutive securities:
      Convertible note.........................         --           839          --         2,778
      Warrants.................................         --            37          --            60
      Employee Stock Option Plan...............         --           943          --         1,270
                                                 -----------  -----------  -----------  -----------
    Weighted average number of shares
      assuming dilution........................      53,781       59,903       53,703       60,165
                                                 ===========  ===========  ===========  ===========

  Diluted net income (loss) per share.......... $     (0.30) $      0.02  $     (0.60) $      0.04
                                                 ===========  ===========  ===========  ===========

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

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to FASB Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company believes that the adoption of SFAS No. 145 will not have a material effect on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material effect on its financial position or results of operations.

4. ACCOUNTS RECEIVABLE, PREPAIDS AND OTHER CURRENT ASSETS

Accounts Receivable, Prepaids and Other Current Assets as of December 31, 2001 and June 30, 2002, was $8.4 million and $16.0 million, respectively. This balance includes the receivable due to the Company from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $3.1 million and $10.3 million at December 31, 2001 and June 30, 2002, respectively (see Note 7).

5. LOANS HELD-FOR-SALE

The inventory of mortgage loans consists primarily of first and second trust deed mortgages on residential properties located throughout the United States. As of December 31, 2001 and June 30, 2002, the Company had net mortgage loans held-for-sale of $159.7 million and $82.2 million, all of which are on accrual basis. All mortgage loans held-for-sale are pledged as collateral for borrowings at December 31, 2001 and June 30, 2002 (see Note 7).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. As of December 31, 2001 and June 30, 2002, the Company had loans held-for-sale of $2.5 and $6.2 million, all of which are on accrual basis. All of the auto loans held-for-sale were pledged as collateral for borrowings at December 31, 2001 and June 30, 2002 (see Note 7).

6. NOTES PAYABLE

On July 12, 2001, the Company sold a $5 million convertible note to The Charles Schwab Corporation, which was convertible into shares of its common stock at a conversion price of $1.06 per share and which was scheduled to mature on January 19, 2003 (see Note 11). The convertible note bore interest at a rate of 8% per annum and was payable quarterly. On March 14, 2002, the Company elected to redeem the note prior to its maturity date. On April 12, 2002, The Charles Schwab Corporation exercised its option to convert the amount due to 4,716,981 shares of common stock, in lieu of repayment. The convertible note was converted and no amounts are owing thereunder.

7. WAREHOUSE AND OTHER LINES PAYABLE

As of June 30, 2002, the Company had a warehouse line of credit for borrowings of up to $70 million for the interim financing of mortgage loans with GMAC Bank. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage rates. Borrowings are collateralized by the related mortgage loans held-for-sale. At December 31, 2001 and June 30, 2002 approximately $47.8 million and $29.7 million was outstanding under this line, respectively. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million (excluding Documentary Drafts). The Company was in compliance with these covenants during the three and six months ended and at June 30, 2002. The committed line of credit expires on March 31, 2003.

As of June 30, 2002, the Company had an agreement to finance up to $300 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital. Of this amount, $150 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. At December 31, 2001 and June 30, 2002 there was $104.9 million and $49.2 million outstanding under this financial commitment. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million (including Restricted cash, excluding Documentary drafts) and the highest amount required by any other lender or agreement. The Company was in compliance with these covenants during the three and six months ended and at June 30, 2002. The line expires on March 21, 2003.

In addition, the Company has an uncommitted mortgage loan purchase and sale agreement with Greenwich Capital. Under the terms of this agreement, mortgage loans which are subject to a "take-out" commitment between the Company and an investor, but have not yet been purchased, may be sold to Greenwich Capital with the accompanying trade assignment. This allows the Company to accelerate turnover and provide additional liquidity to fund additional mortgage loans. Revenue derived from sales under this agreement are included as a receivable on the balance sheet (see Note 4). The balance of loans sold related to these receivables was $126.9 million and $241.4 million as of December 31, 2001 and June 30, 2002, respectively.

On April 1, 2001, the Company entered into an agreement for a $25 million line of credit for the interim financing of auto loans with Bank One, NA. The interest rate charged on this line was based on LIBOR plus 2.5%. This committed line was reduced to $10 million on April 1, 2002 and was scheduled to expire on July 31, 2002. Prior to the expiration of this committed line, the Company paid off the line on June 19, 2002, and terminated the agreement.

On June 14, 2002, the Company secured a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to their sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility expires on June 14, 2003. At June 30, 2002, $8.6 million was outstanding under this line. This line includes various financial and non- financial covenants. At June 30, 2002, the Company was in compliance with these covenants.

8. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues (in thousands):

                                                 Three Months Ended     Six Months Ended
                                                      June 30,               June 30,
                                                 2001       2002        2001       2002
                                               ---------  ---------   ---------  ---------
Revenues:
   Mortgage.................................. $   8,772  $  11,738   $  15,986  $  24,553
   Interest income on mortgage loans.........     2,893      2,985       5,836      5,975
   Interest income on home equity loans......       115        519         199        757
   Home equity...............................       970      3,267       1,592      5,551
   Auto......................................     2,095      2,250       7,376      4,548
   Other.....................................       362        227         584        368
                                               ---------  ---------   ---------  ---------
         Total revenues...................... $  15,207  $  20,986   $  31,573  $  41,752
                                               =========  =========   =========  =========

The following table provides the components of other income, net (in thousands):

                                                 Three Months Ended     Six Months Ended
                                                      June 30,               June 30,
                                                 2001       2002        2001       2002
                                               ---------  ---------   ---------  ---------
Interest on short-term  investments.......... $     244  $      55   $     401  $     140
Interest expense on non-warehouse
   facility borrowings.......................        (9)       (16)        (83)      (158)
Equity investment gain/(loss)................         2        --            6        --
Other........................................         1        --           (3)       --
                                               ---------  ---------   ---------  ---------
                                              $     238  $      39   $     321  $     (18)
                                               =========  =========   =========  =========

9. OPERATING EXPENSES

The following table provides the components of operating expenses (in thousands):

                                                Three Months Ended     Six Months Ended
                                                      June 30,               June 30,
                                                 2001       2002        2001       2002
                                               ---------  ---------   ---------  ---------
Compensation and benefits.................... $   7,093  $   9,457   $  14,125  $  18,680
Processing costs.............................     1,663        910       3,304      1,445
Advertising and marketing....................     3,249      4,938       7,605      9,154
Professional services........................       633        648       1,773      1,383
Occupancy costs..............................       860      1,006       1,763      1,919
Computer and internet........................       248        220         552        507
General and administrative...................     1,291      1,274       2,623      2,706
Interest expense on warehouse borrowings.....     2,590      1,599       5,471      3,309
Amortization of unearned compensation........     1,020        --        1,278        --
Amortization of goodwill and intangible
   assets....................................     9,933        --       19,867        --
Non-cash marketing costs.....................     2,985        --        5,970        --
                                               ---------  ---------   ---------  ---------
         Total operating expenses............ $  31,565  $  20,052   $  64,331  $  39,103
                                               =========  =========   =========  =========

The following table provides detail of the operations component of total operating expenses classified by the following revenue-related categories (in thousands):

                                             Three Months Ended      Six Months Ended
                                                 June 30,                June 30,
                                              2001        2002        2001        2002
                                           ----------  ----------  ----------  ----------
Mortgage ................................ $    5,190  $    5,967  $   10,266  $   11,817
Interest expense on mortgage loans.......      2,273       1,301       4,988       2,813
Interest expense on home equity loans....        208         241         374         351
Home equity..............................        771       1,844       1,156       3,175
Auto.....................................      2,204       1,940       5,318       3,952
Other....................................         47          34          79          71
                                           ----------  ----------  ----------  ----------
Total operations......................... $   10,693  $   11,327  $   22,181  $   22,179
                                           ==========  ==========  ==========  ==========

10. COMMITMENTS AND CONTINGENCIES

FINANCIAL INSTRUMENT CONTINGENCIES

E-LOAN originates mortgage and home equity loans and manages the market risk related to these loans through various hedging programs.

Loan commitments and hedging activities

At June 30, 2002, the Company was a party to rate lock commitments to fund loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. Rate locks with the borrowers are on a best effort basis, borrowers are not obligated to enter into the loan agreement. A rate lock, which does not result in a funded loan, is referred to as fallout. As the Company is exposed to movements in interest rates after entering into rate locks, the Company must estimate fallout if interest rate risk is to be economically hedged with a mandatory sell forward agreement. At June 30, 2002, the Company had provided locks to originate loans amounting to approximately $373.9 million (the "locked pipeline").

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

The Company retains the services of Tuttle Risk Management Services, Inc. ("TRMS"), an unaffiliated advisory firm specializing in mortgage loan pipeline management to assist the Company in minimizing the interest rate risk associated with the time lag between when loans are rate- locked and when they are committed for sale or exchanged in the secondary market. Individual mortgage loan risks are aggregated by note rate, mortgage loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. The Company currently hedges its mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities and non-mandatory forward sale agreements with the ultimate investor. The Company determines which alternative provides the best execution in the secondary market. As a managed account of TRMS, the Company is able to take advantage of TRMS' reporting services, including pipeline, mark-to-market, commitment and position reporting.

The Company believes that it has implemented a cost-effective economic hedging program to provide a high level of protection against changes in the market value of rate-lock commitments. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

At June 30, 2002, the Company had entered into mandatory sell forward commitments amounting to approximately $106.5 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market value of unsold loans. During the three months ended June 30, 2002, the Company did not designate mandatory sell forward commitments as FAS 133 hedges. At June 30, 2002, the Company had entered into $34.6 million of commitments with third party investors to deliver loans related to funded loans held for sale. The Company designates as a fair value FAS 133 hedge at commitment date loans held for sale, where the Company intends to deliver the underlying loan into the commitment ("delivery commitment").

At June 30, 2002, the Company had entered into non-mandatory forward loan sale agreements amounting to approximately $230.2 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well-established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date. The Company designates all non- mandatory forward sale agreements as fair value FAS 133 hedges for underlying loans at funding. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to non-mandatory forward sale agreements or delivery commitments during the three months ended June 30, 2002.

11. RELATED PARTY TRANSACTIONS

Agreements With The Charles Schwab Corporation

Common Stock Purchase

On April 25, 2000, the Company sold 2,666,666 shares of its common stock to The Charles Schwab Corporation (Schwab) at a purchase price of $3.75 per share. The sale was part of a $40 million private placement sale of the Company's common stock. Following the purchase of shares, Schwab beneficially owned approximately 5% of the Company's outstanding shares of common stock.

Marketing Agreement

On April 25, 2000, the Company entered into a four-year Marketing Agreement with Schwab to become the exclusive provider of mortgage loans to the Schwab customer base through a co-branded website at http://schwab.eloan.com. In consideration, the Company agreed to pay Schwab cash marketing fee payments and to issue to Schwab warrants to purchase shares of its common stock. As part of the Marketing Agreement, Daniel O. Leemon, a member of Schwab's management committee, was nominated to the Company's board of directors.

The Company recorded revenue earned from the sale of loans attributable to the marketing agreement of $373,000, $5,435,000 and $3,445,000 for the twelve months ended December 31, 2000 and 2001 and the six months ended June 30, 2002, respectively. The volume of loans sold associated with the above revenue was $40.9 million, $305.3 million and $180.2 million for the twelve months ended December 31, 2000 and 2001 and the six months ended June 30, 2002, respectively.

Cash Marketing Costs

The original agreement stipulated that Schwab would receive cash marketing fees in the amount of $929,000, $3,566,049, $11,159,611 and $13,355,340 for each of the four years of the agreement, respectively. The escalating payments correlated to the anticipated future benefit from the marketing agreement as of April 2000. Through an amendment to the agreement, the Company obtained a unilateral right to cancel the agreement on or before June 30, 2001, which if exercised, no marketing fees would be owed for years 2 through 4 of the agreement. Also as an amendment to the agreement, the first year payment of $929,000 was reduced to $799,000. Based on the Company's ability to cancel, the first year's cash marketing fee payment of $799,000 was amortized ratably over the first year of the agreement.

Through a series of subsequent amendments, the marketing fees payable to Schwab were reduced to better match the then anticipated future benefit from the marketing agreement. The Company recorded cash marketing costs of $465,000, $1,100,000 and $785,000 for the twelve months ended December 31, 2000 and 2001 and the six months ended June 30, 2002, respectively. On May 30, 2002 the Company and Schwab mutually amended the agreement to change the total cash marketing costs owing for the third and fourth years of the agreement to an aggregate of $1,061,160 payable in equal monthly installments of $44,215. In addition, the amendment allows either party to cancel the agreement at any time with thirty days notice. To this date, the Company has elected not to terminate the marketing agreement with Schwab because it believes that revenues to be generated during the remaining term of the agreement will exceed the marketing fees, co-op marketing costs and related operational costs to be incurred during the remaining term.

In addition to marketing fees paid to Schwab, the Company incurs other advertising expense directed toward the Schwab customer base known as co-op marketing costs. The co-op marketing costs cover such items as direct mail pieces sent to Schwab customers. There is no minimum co-op marketing expense required under the agreement. The co-op marketing costs are a pass through of expenses and do not represent revenue for Schwab. The Company recorded co-op marketing costs of $195,000, $475,000 and $89,000 for the twelve months ended December 31, 2000 and 2001 and the six months ended June 30, 2002, respectively.

Non-cash Marketing Costs

In addition to the cash compensation under the Marketing Agreement, the Company issued two warrants to purchase 13.1 million shares of common stock to Schwab. The first warrant to purchase 6,500,000 shares of common stock at an exercise price of $3.75, has a three year term and expires on April 25, 2003. Half of the 6,500,000 shares under the warrant are exercisable following the one year anniversary of the date of grant, and all of the shares are exercisable following the two year anniversary, if immediately prior to exercise the Company's stock has traded at $5.75 for five consecutive days. Once exercised, the shares are subject to a one-year holding period before they are saleable. The second warrant to purchase 6,600,000 shares of common stock at an exercise price of $15.00, had a three and a quarter year term and an expiration date of July 25, 2003. The second warrant does not contain the same restrictions included in the first warrant, and may be exercised by Schwab at any time. The warrants, like those issued by the Company previously to other parties, contain a net exercise provision which allows Schwab to pay for the warrant shares without delivering any cash to the Company. Instead, Schwab would pay for the shares by relinquishing some of the shares that Schwab would have acquired had Schwab paid cash for the shares. Both warrants may only be transferred to a third party by Schwab, following delivery of notice to the Company, and only in accordance with an exemption from registration under the Securities Act of 1933, as amended. The warrants are not subject to cancellation in the event that the Marketing Agreement is terminated. The average of the high and low price of the Company's common stock as reported by the Nasdaq National Market on April 24, 2000 (prior to date of issuance), and April 25, 2000 (the date of issuance of the warrants and the public announcement of the agreement) was $4.16 and $7.60 per share, respectively. Following the issuance of the warrants on April 25, 2000 (and shares acquired in the private placement), Schwab beneficially owned approximately 16% of the Company's outstanding shares of common stock. Beneficial ownership includes shares directly held and those issuable under warrants that are exercisable within sixty days of April 25, 2000, regardless of whether the warrants exercise price is less than the market price.

The total valuation of both of these warrants was determined to be $12,460,000. The first warrant was valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.0%, term of three years and volatility of 80%.  The second warrant was also valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.0%, term of three and 1/4 years and volatility of 70%. The difference between the total valuation of the warrants and the Black-Scholes option pricing model output is primarily attributable to discounts relating to both the dilution impact from the potential issuance of the shares of common stock underlying the warrants and the restrictions upon the exercise of the first warrant and the ability to sell the shares issuable upon exercise of that warrant. The total valuation was recorded as a contra-equity item called marketing services receivable and was expensed over a one-year term, consistent with the treatment of the first year cash payment due to the unilateral cancellation right.

The Company recorded $6.5 million and $6.0 million in non-cash marketing costs in the years ended December 31, 2000 and 2001, respectively, related to the issuance of these warrants. As of December 31, 2001, the warrants were fully amortized.

Convertible Debt

On July 12, 2001, the Company sold a $5 million convertible note to The Charles Schwab Corporation, which was convertible into shares of its common stock at a conversion price of $1.06 per share and which was scheduled to mature on January 19, 2003. The Company issued the note for general corporate purposes and in order to obtain adequate excess cash reserves above its minimum cash covenant requirements under its warehouse lines of credit. As the convertible feature was issuable in the Company's stock, no value was ascribed to the convertible feature of the note at the time it was issued (in accordance with APB 14 and FAS 133). The convertible note bore interest at a rate of 8% per annum and was payable quarterly. Schwab beneficially owned approximately 19% of the Company's outstanding shares at the time the note was issued on July 12, 2001(after giving effect to the warrant exchange described below). Beneficial ownership includes shares directly held and those issuable under warrants that are exercisable within sixty days of July 12, 2001, regardless of whether the warrants exercise price is less than the market price. Schwab received a total of $183,000 and $113,000 in interest payments on this note for the year ended December 31, 2001 and the six months ended June 30, 2002, respectively.

On March 14, 2002, the Company elected to redeem the convertible note prior to its maturity date. The Company elected to redeem the note because the borrowings were no longer necessary to obtain adequate excess cash reserves above its minimum cash covenant requirements under its warehouse lines of credit. Under the terms of the note, the Company notified Schwab of its intent to redeem the note on April 15, 2002 by payment of $5,250,000 (105% of the unpaid principal as of the date of redemption). The average of the high and low price of the Company's common stock as reported by the Nasdaq National Market on April 15, 2002 was $1.92 per share. On April 12, 2002, The Charles Schwab Corporation exercised its option to convert the amount due under the note into 4,716,981 shares of the Company's common stock, in lieu of repayment, and therefore the note was converted, rather than redeemed.

Warrant Exchange

On July 12, 2001, the Company issued a $5.0 million convertible note to Schwab, convertible into shares of the Company's common stock at a conversion price of $1.06 per share. In order to facilitate Schwab's purchase of the convertible debt and to meet its requirement that its fully diluted percent ownership in the Company be less than 25%, on July 12, 2001 Schwab surrendered its warrant to purchase 6,600,000 shares of common stock at an exercise price of $15.00 ("surrendered warrant") and the Company issued Schwab a new warrant to purchase 1,389,000 shares of common stock at an exercise price of $5.00 and with an expiration date of July 25, 2003 ("exchange warrant"). At the time of the exchange, the Company determined the value of the surrendered warrant and the exchange warrant to each be approximately $240,000. The surrendered warrant was valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.95%, remaining term of 2 years and volatility of 98%.  The exchange warrant was also valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.95%, remaining term of 2 years and volatility of 98%.  The difference between the valuation of each warrant and its respective Black-Scholes option pricing model output is primarily attributable to discounts which were applied to reflect liquidity and dilution. A liquidity discount was applied to both warrants to estimate the discount to market that would be required for the holder to try and recognize the value through open market sales. A second discount was applied to the surrendered warrant to reflect the dilution impact from the potential issuance of the shares of common stock underlying the warrant. This dilution discount was not applied to the exchange warrant because of the smaller number of shares it represented.  In valuing the surrendered warrant as part of the warrant exchange, we updated assumptions that change over time (e.g. risk-free interest rate, volatility, remaining term of set expiration date) from those used in its original valuation in April 2000. As each warrant was determined to be of approximate equal value, no additional value was recorded at the time of exchange. The Company will incur additional costs related to legal, accounting and filing fees to register the shares underlying the exchange warrant. The Company derived a benefit in the warrant exchange, since the exchange enabled Schwab to participate in the convertible note issuance. As a result of the exchange, Schwab reduced the number of shares it was entitled to purchase, but increased the likelihood that at some point in the future the exercise price would be less than the market price of the Company's common stock. The exchange warrant may be exercised by Schwab at any time. The exchange warrant like the surrendered warrant contains a net exercise provision. The exchange warrant may only be transferred to a third party by Schwab following delivery of notice to the Company, and only in accordance with an exemption from registration under the Securities Act of 1933, as amended. The average of the high and low price of the Company's common stock as reported by the Nasdaq National Market on July 12, 2001 (the date of issuance of the exchange warrant) was $1.02 per share.

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

Mortgage Revenues

The Company's mortgage revenues are derived from the origination and sale of self-funded loans and, to a minor extent (less than one percent), from the brokering of loans. Brokered loans are funded through lending partners and the Company never takes title to the mortgage. Brokerage revenues are comprised of the mark-up to the lending partner's loan price and processing fees. These revenues are recognized at the time a loan is closed. In October 1998, the Company began funding its mortgage loans using warehouse lines of credit. Self-funded loans are funded through the Company's own warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold. The Company earns additional revenue from its self-funded loans as compared to brokered loans because the sale of loans includes a service release premium. Self-funded loans generated 99% of mortgage revenues in the three months ended June 30, 2002.

Interest Income on Mortgage and Home Equity Loans

The Company generates revenues from interest income on self-funded mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale.

Home Equity Revenues

In the fourth quarter of 2000, the Company began self-funding home equity loans and selling them to home equity loan purchasers. The Company's home equity revenues are derived from the origination and sale of self-funded loans. Self-funded loans are funded through the Company's own warehouse lines of credit and sold to home equity loan purchasers typically within thirty days. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold. Self-funded loans generated 97% of home equity revenues in the three months ended June 30, 2002.

Auto Revenues

The Company's auto revenues are derived from the origination and sale of self-funded loans and from the brokering of auto loans. Auto brokerage revenues are primarily comprised of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is closed. Self-funded loans are funded through an auto line of credit and sold to auto loan purchasers typically within ten business days. In April 2001, the Company began funding its auto loans prior to sale with borrowings against an auto line of credit. Self-funded loan revenues consist of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is sold. Self-funded loans generated 83% of auto revenues in the three months ended June 30, 2002.

Other Revenues

The Company generates revenues from referral fees paid by various partners in exchange for consumer loan referrals generated by advertising such partners' products on the Company's website. The current consumer loan referral programs offered include credit cards, unsecured personal loans and education loans. Other revenues generated approximately 1% of total revenue in the three months ended June 30, 2002.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                            Three Months Ended         Six Months Ended
                                                               June 30,                   June 30,
                                                            2001         2002          2001         2002
                                                         -----------  -----------   -----------  -----------
Revenues ..............................................         100%         100%          100%         100%

Operating expenses:
    Operations.........................................          70%          54%           70%          53%
    Sales and marketing................................          26%          29%           28%          27%
    Technology.........................................          11%           6%           11%           6%
    General and administrative.........................           8%           6%            9%           7%
    Amortization of non-cash marketing costs...........          20%         --             19%         --
    Amortization of unearned compensation..............           7%         --              4%         --
    Amortization of goodwill and intangible assets.....          65%         --             63%         --
                                                         -----------  -----------   -----------  -----------
           Total operating expenses....................         207%          95%          204%          94%
                                                         -----------  -----------   -----------  -----------
Income (loss) from  operations.........................        -107%           5%         -104%           6%
Other income, net......................................           2%         --              1%         --
                                                         -----------  -----------   -----------  -----------
Income (loss) before taxes.............................        -105%           5%         -103%           6%
Income taxes...........................................         --           --            --           --
                                                         -----------  -----------   -----------  -----------
Net income (loss)......................................        -105%           5%         -103%           6%
                                                         ===========  ===========   ===========  ===========

Revenues

The following table provides the components of revenue shown as a percentage of total revenues:

                                                 Three Months Ended     Six Months Ended
                                                     June 30,               June 30,
                                                 2001       2002        2001       2002
                                               ---------  ---------   ---------  ---------
Revenues:
   Mortgage..................................        58%       56%        51%       59%
   Interest income on mortgage loans.........        19%       14%        18%       14%
   Interest income on home equity loans......         1%        2%         1%        2%
   Home equity...............................         6%       16%         5%       13%
   Auto......................................        14%       11%        23%       11%
   Other.....................................         2%        1%         2%        1%
                                               ---------  ---------   ---------  ---------
         Total revenues......................       100%      100%       100%      100%
                                               =========  =========   =========  =========

Revenues increased $5.8 million to $21.0 million for the three months ended June 30, 2002 from $15.2 million for the three months ended June 30, 2001. Revenues increased $10.2 million to $41.8 million for the six months ended June 30, 2002 from $31.6 million for the six months ended June 30, 2001. A significant portion of these increases resulted from growth in the dollar volume of mortgage and home equity loans closed and sold. Mortgage revenues increased from $8.8 million for the three months ended June 30, 2001 to $11.8 million for the three months ended June 30, 2002 and increased from $16.0 million for the six months ended June 30, 2001 to $24.6 million for the six months ended June 30, 2002. Refinance mortgage accounted for 75% of mortgage closed loan volume in the three months ended June 30, 2002 as compared to 85% in the three months ended June 30, 2001. Refinance mortgage accounted for 80% of mortgage closed loan volume in the six months ended June 30, 2002 as compared to 84% in the six months ended June 30, 2001. The Company expects mortgage revenues to increase in the short term, partially as a result of the recent increase in refinance activity, returning to second quarter 2002 levels by year end. Home equity revenues increased from $1.0 million for the three months ended June 30, 2001 to $3.3 million for the three months ended June 30, 2002 and increased from $1.6 million for the six months ended June 30, 2001 to $5.6 million for the six months ended June 30, 2002. The Company also expects that home equity revenues will moderately grow in the near future as volumes increase. Auto revenues increased from $2.1 million for the three months ended June 30, 2001 to $2.3 million for the three months ended June 30, 2002 and decreased from $7.4 million for the six months ended June 30, 2001 to $4.5 million for the six months ended June 30, 2002. The decline over the six months is largely attributed to strong competition from the auto manufacturers in the form of widely available incentive financing rates, such as 0% interest rate specials. The Company lowered interest rates on auto loans starting in the second quarter of 2001, to try and remain competitive as evidenced in the decline in average basis points per loan from the six months ended June 30, 2001 to the six months ended June 30, 2002. However, since the Company cannot compete with 0% interest rate specials, the Company experienced a significant decline in volume of auto loans funded from the six months ended June 30, 2001 to the six months ended June 30, 2002. We expect auto revenues to increase when the use of manufacturer incentives returns to normal levels.

The following table summarizes dollar volume of loans closed and sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                            Three Months Ended      Six Months Ended
                                June 30,                June 30,
                            2001        2002        2001        2002
                         ----------  ----------  ----------  ----------
Mortgage
$ Volume                $  697,246  $  766,494  $1,252,680  $1,683,296
Revenue                 $    8,772  $   11,738  $   15,986  $   24,553
BPS                            126         153         128         146

Home Equity
$ Volume                $   62,351  $  124,125  $   94,559  $  221,773
Revenue                 $      970  $    3,267  $    1,592  $    5,551
BPS                            156         263         168         250

Auto
$ Volume                $  130,951  $  150,733  $  434,400  $  291,196
Revenue                 $    2,095  $    2,250  $    7,376  $    4,548
BPS                            160         149         170         156

The following table illustrates the percentages of the Company's mortgage closed loan volume from purchase and refinance loans as compared to the total market (according to Mortgage Bankers Association of America) through June 30, 2002. The Mortgage Bankers Association of America data for the first and second quarters of 2002 below represent their estimates as of July 12, 2002:

E-LOAN Purchase Refinance	1999 63% 37%	2000 61% 39%	2001 16% 84%	Q1 02 15% 85%	Q2 02 25% 75%
Total Market Purchase Refinance	1999 66% 34%	2000 81% 19%	2001 43% 57%	Q1 02 45% 55%	Q2 02 55% 45%

Operating Expenses

Total Operating Expenses. Total operating expenses decreased $11.5 million to $20.1 million for the three months ended June 30, 2002 from $31.6 million for the three months ended June 30, 2001. Total operating expenses decreased $25.2 million to $39.1 million for the six months ended June 30, 2002 from $64.3 million for the six months ended June 30, 2001. The decrease for the six-month period was primarily due to decreases in amortization of goodwill, amortization of non-cash marketing costs, amortization of unearned compensation, and interest expense on warehouse borrowings partially offset by increases in operations and marketing costs associated with higher loan volumes.

Operations. Operations expense is comprised of both fixed and variable expenses, including employee compensation and expenses associated with the production and sale of loans and interest expense under the warehouse and line of credit facilities used to fund mortgage, home equity and auto loans held-for-sale.

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                             Three Months Ended      Six Months Ended
                                                  June 30,                June 30,
                                              2001        2002        2001        2002
                                           ----------  ----------  ----------  ----------
Mortgage ................................ $    5,190  $    5,967  $   10,266  $   11,817
Interest expense on mortgage loans.......      2,273       1,301       4,988       2,813
Interest expense on home equity loans....        208         241         374         351
Home equity..............................        771       1,844       1,156       3,175
Auto.....................................      2,204       1,940       5,318       3,952
Other....................................         47          34          79          71
                                           ----------  ----------  ----------  ----------
Total operations......................... $   10,693  $   11,327  $   22,181  $   22,179
                                           ==========  ==========  ==========  ==========

Operations expense increased $0.6 million to $11.3 million for the three months ended June 30, 2002 from $10.7 million for the three months ended June 30, 2001. Operations expense decreased as a percentage of revenue from 70% to 54% for the three months ended June 30, 2001 and 2002, respectively. The increase in absolute dollars is primarily due to an increase in mortgage and home equity operations expenses related to higher loan volumes, partially offset by decreases in interest expense on mortgage loans. In the near term, operations expenses as a percentage of revenues are expected to moderately increase as the mix of revenue shifts to loan products with current lower operational cost efficiency than mortgage loans.

Direct Margin. Direct margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (dollars in thousands):

                                              Three Months Ended      Six Months Ended
                                                  June 30,                June 30,
                                              2001        2002        2001        2002
                                           ----------  ----------  ----------  ----------
Mortgage................................. $    3,582  $    5,771  $    5,720  $   12,737
Mortgage interest margin.................        620       1,684         848       3,162
Home equity interest margin..............        (93)        278        (175)        406
Home equity..............................        199       1,423         436       2,376
Auto.....................................       (109)        310       2,058         588
Other....................................        315         193         505         304
                                           ----------  ----------  ----------  ----------
Total direct margin...................... $    4,514  $    9,659  $    9,392  $   19,573
                                           ==========  ==========  ==========  ==========

Direct margin increased $5.1 million to $9.6 million for the three months ended June 30, 2002 from $4.5 million for the three months ended June 30, 2001. The growth in direct margin is due largely to the contribution from mortgage and home equity volume coupled with technology and process improvements. Additionally, the increase in direct margin is due to the significant positive spread of interest income over interest expense. For the six months ended June 30, 2002, auto direct margin decreased compared to the six months ended June 30, 2001, as loan volume declined due to the industry's broad use of low interest rate financing incentives, which began in the second quarter of 2001. The Company was unable to lower interest rates on auto loans to a competitive level in the heavy interest rate incentive environment and therefore sustained sharp decreases in overall volume and the resulting revenue from that volume. The decline in auto loan volume and revenue was greater than the Company's ability to lower related auto operations expenses and resulted in negative direct margins in the second quarter of 2001. Auto direct margins recently returned to positive levels, and we expect these margins to further improve when the use of these incentives returns to normal levels.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses (excluding non-cash marketing costs) related to advertising, promotion and distribution partnerships and employee compensation and other expenses related to personnel. Sales and marketing expense increased $2.1 million to $6.1 million for the three months ended June 30, 2002 from $4.0 million for the three months ended June 30, 2001. Sales and marketing expense increased moderately as a percentage of revenue from 26% to 29% for the three months ended June 30, 2001 and 2002, respectively. Sales and marketing expenses are expected to be approximately 25% of total revenues in upcoming quarters.

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of the Company's existing technological infrastructure. Technology expense decreased $0.5 million to $1.2 million for the three months ended June 30, 2002 from $1.7 million for the three months ended June 30, 2001. Technology expense decreased as a percentage of revenue from 11% to 6% for the three months ended June 30, 2001 and 2002, respectively. The Company expects technology expense in absolute dollars to moderately grow in the upcoming quarters.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense increased $0.1 million to $1.4 million for the three months ended June 30, 2002 from $1.3 million for the three months ended June 30, 2001. General and administrative expense decreased as a percentage of revenue from 8% to 6% for the three months ended June 30, 2001 and 2002, respectively. General and administrative expenses are expected to stay relatively constant as a percentage of revenues in the upcoming quarters.

Amortization of Non-Cash Marketing Costs. On April 25, 2000, the Company issued two warrants to purchase up to 13.1 million shares of common stock to The Charles Schwab Corporation pursuant to a marketing agreement with Schwab. The total valuation of both of these warrants was determined to be $12.5 million. The assumptions used to value the warrants are detailed in Note 11 to the Financial Statements. The amount was recorded as a contra-equity item called marketing services receivable and was expensed over a one-year term based on the Company's unilateral cancellation right on or before the end of the agreement's first year. The marketing receivable concluded amortization on June 30, 2001 (see Note 11 to the financial statements).

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

Other Income, net. Other income, net, decreased $0.2 million to $0 million for the three months ended June 30, 2002 from income of $0.2 million for the three months ended June 30, 2001. The decrease is primarily attributable to the decrease of interest income on investments as well as an increase in interest expense on non-warehouse facilities.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 2 to the financial statements). The Company believes that of its significant accounting policies (see Note 3 to the financial statements), the following may involve a higher degree of judgment and complexity.

Sale of auto loans to qualified special purpose entity. On June 17, 2002, the Company entered into an arrangement to sell auto loan receivables to a qualified special purpose entity (QSPE), E-Loan Auto Fund One, LLC ("E-Loan Auto"). As of June 30, 2002, the Company had not yet sold any auto loans to E-Loan Auto . The following provides an overview of the intended transactions and related accounting . These transactions involve the Company surrendering control over these assets to assure that the sold assets have been isolated from the Company and its creditors. As E-Loan Auto has met the appropriate tests to be considered a QSPE the assets and liabilities of E-Loan Auto are appropriately not consolidated in financial statements of the Company. E-Loan Auto has obtained a secured borrowing facility from Merrill Lynch Bank USA to finance all purchases of loans from the Company. The Company will recognize a gain on the sale of auto loan receivables to E-Loan Auto in the period in which the sale occurs, which represents the difference between the sale proceeds to the Company and the Company's net carrying value of the receivables. Included in the proceeds received by the Company from the sale of loans is a beneficial interest related to loans owned by the QSPE, which will be reflected on the Company's balance sheet as a retained interest asset. These retained interest assets will be recorded on the balance sheet at fair value. In order to determine the fair value management will estimate future excess cash flows to be received by the Company over the life of the loan. The Company will make various assumptions in order to determine the fair value of the estimated future excess cash flows to be generated by the auto loans sold to the QSPE. The most significant assumptions to be made are the cumulative credit losses to be incurred on the pool of auto loan receivables sold, prepayment rates of the auto loans and the rate at which the estimated future excess cash flows are discounted. The assumptions to be used represent the Company's best estimates, and the use of different assumptions could produce different financial results.

Loans held-for-sale. Loans held-for-sale are recorded at the lower of cost or aggregate market value. Cost generally consists of loan principal balance adjusted for net deferred fees and costs. No valuation adjustment was required at December 31, 2001 or June 30, 2002.

Capitalized Software. In 1999, the Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that the Company expense computer software costs as they are incurred in the preliminary project stage. Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are generally amortized over one to three years on a straight-line basis. As of June 30, 2002, the Company had capitalized approximately $3.7 million in internally developed software costs of which $1.6 million had been amortized.

Derivative Instruments. On June 15, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Statements require entities that use derivative instruments to measure these instruments at fair value and record them as assets and liabilities on the balance sheet. Entities must reflect gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and 138, on January 1, 2001. Adoption of this pronouncement resulted in a transition adjustment of a $0.2 million gain, which was recorded as a component of mortgage revenue. For the three and six months ended June 30, 2002, the Company recorded a $1.3 million and $1.0 million loss, respectively, as a component of mortgage revenue related to recording changes in fair value of SFAS No. 133 derivatives. The Company has designated certain assets as FAS 133 fair value hedges, which are further described in Note 10 of the Financial Statements.

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

Net cash (used in) provided by operating activities was $(7.5) million and $69.7 million for the six months ended June 30, 2001 and 2002, respectively. Net cash used in operating activities during the six months ended June 30, 2001 was primarily due to the net loss, off-set by goodwill and non-cash marketing costs, and cash used by an increase in loans held-for-sale. Net cash provided by operating activities during the six months ended June 30, 2002, was primarily due to the cash provided from the decrease in loans held- for-sale plus net income, off-set by cash used from the increase in other assets. The decrease in loans held-for-sale as of June 30, 2002 is due to the amount of loan sales for the six-month period exceeding the amount of loans funded. A funded loan remains held-for-sale until it is sold. During the six months ended June 30, 2002, the Company sold all of the loans included in the loan held-for-sale balance at December 31, 2001, as well as substantially all of the loans funded during the period. This had a positive impact on revenue in the six months ended June 30, 2002 as we recognize revenue on self-funded loans at time of sale.

Net cash used in investing activities was $1.1 million and $1.7 million for the six months ended June 30, 2001 and 2002, respectively. Net cash used in investing activities was primarily for the purchase of software, furniture, equipment and leasehold improvements.

Net cash provided by (used in) financing activities was $3.9 million and $(70.8) million for the six months ended June 30, 2001 and 2002, respectively. Net cash provided by financing activities during the six months ended June 30, 2001 was primarily from net proceeds from borrowings under the Company's warehouse lines of credit and other credit facilities. Net cash used by financing activities during the six months ended June 30, 2002 was primarily from net repayments on the Company's warehouse lines of credit and other credit facilities. This corresponds with the changes in loans held-for-sale described in operating activities above. The ongoing funding of loans is facilitated through the use of warehouse and other lines of credit. Each of these facilities requires significant cash balances to satisfy debt covenants. The convertible debt raised from The Charles Schwab Corporation in July 2001 reflects the Company's cash management position of maintaining cash reserves well in excess of those required by its warehouse facilities. From a long-term standpoint, access to committed warehouse facilities is critical in maintaining funding liquidity in order to operate the Company's business model.

The Company has a warehouse line of credit for borrowings of up to $70 million for the interim financing of mortgage loans with GMAC Bank. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage rates. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on March 31, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million (excluding Documentary Drafts) in addition to the requirement that the Company maintain at least one other warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement during the three and six months ended and at June 30, 2002.

The Company has an agreement to finance up to $300 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital. Of this amount, $150 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. The line requires the restriction of $2.5 million in cash as additional collateral. The line expires March 21, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash, excluding Documentary Drafts) or the highest amount required by any other lender or agreement. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $50 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all debt covenants for this agreement during the three and six months ended and at June 30, 2002. In addition, the Company has an uncommitted mortgage loan purchase and sale agreement with Greenwich Capital. Under the terms of this agreement, mortgage loans which are subject to a "take-out" commitment between the Company and an investor, but have not yet been purchased, may be sold to Greenwich Capital with the accompanying trade assignment. This allows the Company to accelerate turnover and provide additional liquidity to fund additional mortgage loans. Revenues derived from sales under this agreement are included as a receivable on the Company's balance sheet.

On April 1, 2001, the Company entered into an agreement for a $25 million line of credit with Bank One, NA for the interim financing of auto loans. The interest rate charged on this line was based on LIBOR plus 2.5%. This line includes various financial and non-financial covenants. At March 31, 2002, the Company was not in compliance with a debt to tangible net worth covenant ratio and subsequently obtained a waiver from the lender. This committed line was reduced to $10 million on April 1, 2002 and was scheduled to expire on July 31, 2002. Prior to the expiration of this committed line, the Company paid off the line on June 19, 2002 and terminated the agreement.

On July 12, 2001 the Company issued a $5.0 million convertible note to The Charles Schwab Corporation, which was convertible into shares of its common stock at a conversion price of $1.06 per share and which was scheduled to mature on January 19, 2003. The convertible note bore interest at a rate of 8% per annum and was payable quarterly. On March 14, 2002, the Company elected to redeem the note prior to its maturity date. On April 12, 2002, The Charles Schwab Corporation exercised its option to convert the amount due to 4,716,981 shares of common stock, in lieu of repayment.

On June 14, 2002, the Company secured a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to the sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility expires on June 14, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. At June 30, 2002, $8.6 million was outstanding under this line. This line includes various financial and non-financial covenants. At June 30, 2002, the Company was in compliance with these covenants.

The Company believes that its existing cash and cash equivalents as of June 30, 2002 will be sufficient to fund its operating activities, capital expenditures and other obligations for the next twelve months. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations, or in raising additional funds when required in sufficient amounts and on terms acceptable to the Company, it could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be reduced.

FORWARD LOOKING STATEMENTS

The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as the Company's plans to increase its revenue diversification among its three primary products, the relative importance of streamlining its operations processes and related costs and growth in the consumer adoption of online lending, statements regarding development of E-LOAN's business, future operating results, anticipated capital expenditures, the expectations as to the use of the capital resource and the availability of additional financing, and other statements contained in this Report regarding matters that are not historical facts, are only estimates or predictions and cannot be relied upon. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the company or actual results differing from the assumption underlying such statements. Such risks and assumptions include, but are not limited to, E-LOAN's ability to access additional debt or equity financing in the future, secure replacement lines of credit for mortgage and auto loans, respond to increasing competition, secure additional loan purchasers, manage growth of E-LOAN's operations, as well as regulatory, legislative, and judicial developments that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Factors Affecting Future Operating Results" and other cautionary statements included herein. The Company disclaims any obligation to update information contained in any forward-looking statement.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

We Have a History of Losses, While We Achieved Our Third Consecutive Quarter of Profitability In the Second Quarter of 2002, We Incurred A Substantial Net Loss for the Year Ended December 31, 2001, and We May Not Be Able to Maintain Profitability

As of June 30, 2002, our accumulated deficit was $214.3 million. While we achieved our third consecutive quarter of profitability in the second quarter of 2002, we incurred a substantial net loss for the year ended December 31, 2001. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

We Have Recently Experienced Significant Growth in Our Business, and If We Are Unable to Manage this Growth, Our Business Will Be Adversely Affected

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At June 30, 2001 and 2002, we had 385 and 524 full-time employees, respectively.

Our Future Success is Dependent Upon Increased Acceptance of the Internet by Consumers and Lenders as a Medium for Lending

Our success will depend in large part on widespread consumer acceptance of obtaining mortgage and auto loans online. Increased consumer use of the Internet to provide for their lending needs is subject to uncertainty. The development of an online market for mortgage and auto loans has only recently begun, is rapidly evolving and likely will be characterized by an increasing number of market entrants. If consumer acceptance of the Internet as a source for mortgage, auto, and home equity loans does not increase, our business, results of operations and financial condition will be adversely affected. A number of factors may inhibit Internet usage by consumers, including privacy and security concerns regarding their personal information. The adoption of online lending requires the acceptance of a new way of conducting business, exchanging information and applying for credit by consumers that have historically relied upon traditional lending methods. As a result, we cannot be sure that we will be able to compete effectively with traditional borrowing and lending methods.

The Loss of One or More of Our Significant Distribution Partners Would Adversely Affect Our Business

We rely on Internet distribution partners to direct a significant number of prospective customers to our website. If we lose any of our significant distribution partners, we will likely fail to meet our growth objectives, both in terms of additional borrowers and increased brand awareness. In the aggregate, approximately 36% and 73% of our mortgage and auto loan applications, respectively, were derived from the websites of our distribution partners during the three months ended June 30, 2002. Our agreements with our distribution partners are typically short-term, from one to four years in length, and most can be terminated for any reason upon 30 to 60 days prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If any of these agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business would be adversely affected.

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

The Termination of Our Auto Line of Credit Would Adversely Affect Our Business

We have obtained a line of credit from Merrill Lynch Mortgage Capital Inc. to finance the funding of our auto loans, and this is our sole facility for auto loan fundings. If this credit facility becomes unavailable, our business would be adversely affected. Under our line of credit agreement, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants could result in the termination of the facility and an obligation to repay all amounts outstanding at the time of termination. In the past, we have had to obtain waivers from our previous auto line of credit provider (Bank One, N.A.) as a result of our failure to comply with a covenant regarding a debt to tangible net worth ratio. Our line of credit with Merrill Lynch Mortgage Capital Inc. expires June 14, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. However, we cannot assure you that these agreements will be renewed or extended past their current expiration dates, and additional sources of funding for our auto loans may not be available on favorable terms or at all.

We Are Primarily Dependent on One Lending Source for All of Our Home Equity Business

Currently, the majority of our home equity loans are purchased by Wells Fargo Bank pursuant to a Home Equity Loan/Line Purchase Agreement. If Wells Fargo Bank is unable or unwilling to purchase our home equity loans, we may experience delays in our ability to accept or process home equity loan applications until we are able to secure new sources of loan purchasers. Sufficient additional sources of loan purchasers for our home equity loans may not be available on favorable terms or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate movements significantly impact E-LOAN's volume of closed loans and represent the primary component of market risk to E-LOAN. In a higher interest rate environment, consumer demand for mortgage loans, particularly refinancing of existing mortgages, declines. Interest rate movements affect the interest income earned on loans held for sale, interest expense on the warehouse lines payable, the value of mortgage loans held-for-sale and ultimately the gain on sale of mortgage loans.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operations, financial position or liquidity.

Please refer to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, filed on May 15, 2002, which discloses claims which have been filed against the Company. There have been no material developments with respect to these claims since the previously filed Quarterly Report.

Item 2. Changes in Securities and Use of Proceeds

On April 12, 2002, The Charles Schwab Corporation exercised its option to convert the amount due under the convertible note issued to it on July 12, 2001 into 4,716,981 shares of common stock, in lieu of repayment. The total amount owing under the convertible note that was converted into shares was $5 million, and the conversion price was $1.06 per share. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, since the issuance constituted a sale not involving a public offering.

In connection with the $10 million line of credit with Merrill Lynch Mortgage Capital, Inc. ("Merrill"), on June 14, 2002, the Company issued to Merrill a warrant to purchase 800,000 shares of its common stock at an exercise price of $1.218 per share. The warrant expires on June 1, 2005. The issuance of the warrant was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, since the issuance constituted a sale not involving a public offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Registrant's Annual Meeting of Stockholders held on May 14, 2002 the following proposals were adopted by the margins indicated:

Number of Shares
Voted For	Withheld
1. To elect a two Class III Directors to hold office until the Annual Meeting of Stockholders to be held in 2005 or until their respective successors have been elected or appointed
Christian A. Larsen	44,464,520	282,666
Daniel O. Leemon	44,712,288	34,898

The following directors continued in office: Joseph J. Kennedy, Robert C. Kagle, Claus H. Lund and Wade Randlett.

Number of Shares
2. To ratify the appointment of the accounting firm of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2002	Voted For	Voted Against	Withheld	Broker Non-Vote
44,718,032	18,514	10,640	0

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

  Exhibits:
3.1	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999 (1)
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation if E-LOAN, Inc. dated February 15, 2001 (2)
3.3	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001 (2)
4.1	Stock Purchase Warrant dated as of June 14, 2002 granting Merrill Lynch Mortgage Capital Inc. the right to purchase 800,000 shares of common stock
4.2	Credit Agreement by and among E-LOAN Auto Fund One, LLC, E-LOAN, Inc. and Merrill Lynch Bank USA dated as of June 1, 2002
4.3	Loan Agreement between E-LOAN, Inc. and Merrill Lynch Mortgage Capital, Inc. dated as of June 14, 2002
10.9	Flow Purchase and Sale Agreement (New Originations) with E*TRADE Bank dated January 23, 2002*
10.10	Third Modification Agreement with GMAC Bank dated February 26, 2002
10.11	Advertising, Marketing and Linking Agreement with zipRealty, Inc. dated April 15, 2002*
10.12	Fifth Modification Agreement with GMAC Bank dated April 18, 2002
10.13	Fifth Amendment to Marketing Agreement with Charles Schwab & Co., Inc. dated April 30, 2002
10.14	Originator Master Commitment for Enhanced AOT Offering with Federal Home Loan Mortgage Corporation dated May 1, 2002*
10.15	Auto Loan Purchase and Sale Agreement with Triad Financial Corporation, d/b/a RoadLoans.com dated May 15, 2002*
10.16	Sixth Amendment to Marketing Agreement with Charles Schwab & Co., Inc. dated May 30, 2002
10.17	Sixth Modification Agreement with GMAC Bank dated April 30, 2002
10.18	Seventh Modification Agreement with GMAC Bank dated May 29, 2002
10.19	Limited Liability Company Agreement of E-LOAN Auto Fund One, LLC, a wholly-owned subsidiary of E-LOAN, Inc. dated May 21, 2002
10.20	Certificate of Formation of E-LOAN Auto Fund One, LLC, a wholly- owned subsidiary of E-LOAN, Inc., dated May 21, 2002
10.21	Administration Agreement between E-LOAN Auto Fund One, LLC and E-LOAN, Inc. dated as of June 1, 2002
10.22	Security Agreement between E-LOAN Auto Fund One, LLC and Merrill Lynch Bank USA dated as of June 1, 2002
10.23	Servicing and Custodian Agreement by and among Systems & Servicing Technologies, Inc., E-LOAN Auto Fund One, LLC and E-LOAN, Inc. dated as of June 1, 2002
10.24	Contribution and Sale Agreement between E-LOAN Auto Fund One, LLC and E-LOAN, Inc. dated as of June 1, 2002
10.25	Security Agreement between E-LOAN, Inc. and Merrill Lynch Mortgage Capital, Inc. dated as of June 14, 2002
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

(1) Filed with Quarterly Report on Form 10-Q (FQE 6/30/00) on August 14, 2000.
(2) Filed with Annual Report on Form 10-K/A (FYE 12/31/00) on April 23, 2001.

*Confidential Treatment Requested

(b)    Reports on Form 8-K

The Company filed two reports on Form 8-K during the three months ended June 30, 2002. The first filed on April 19, 2002 for the purpose of reporting the conversion of the Schwab convertible debt on April 17, 2002 under Item 5 thereof, and the second filed on April 26, 2002 for the purpose of reporting under Item 5 thereof the results of its first quarter financial results.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

Dated: August 14, 2002

By:	/s/ Matthew Roberts
Matthew Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBITS
4.1	Stock Purchase Warrant dated as of June 14, 2002 granting Merrill Lynch Mortgage Capital Inc. the right to purchase 800,000 shares of common stock
4.2	Credit Agreement by and among E-LOAN Auto Fund One, LLC, E-LOAN, Inc. and Merrill Lynch Bank USA dated as of June 1, 2002
4.3	Loan Agreement between E-LOAN, Inc. and Merrill Lynch Mortgage Capital, Inc. dated as of June 14, 2002
10.9	Flow Purchase and Sale Agreement (New Originations) with E*TRADE Bank dated January 23, 2002*
10.10	Third Modification Agreement with GMAC Bank dated February 26, 2002
10.11	Advertising, Marketing and Linking Agreement with zipRealty, Inc. dated April 15, 2002*
10.12	Fifth Modification Agreement with GMAC Bank dated April 18, 2002
10.13	Fifth Amendment to Marketing Agreement with Charles Schwab & Co., Inc. dated April 30, 2002
10.14	Originator Master Commitment for Enhanced AOT Offering with Federal Home Loan Mortgage Corporation dated May 1, 2002*
10.15	Auto Loan Purchase and Sale Agreement with Triad Financial Corporation, d/b/a RoadLoans.com dated May 15, 2002*
10.16	Sixth Amendment to Marketing Agreement with Charles Schwab & Co., Inc. dated May 30, 2002
10.17	Sixth Modification Agreement with GMAC Bank dated April 30, 2002
10.18	Seventh Modification Agreement with GMAC Bank dated May 29, 2002
10.19	Limited Liability Company Agreement of E-LOAN Auto Fund One, LLC, a wholly-owned subsidiary of E-LOAN, Inc. dated May 21, 2002
10.20	Certificate of Formation of E-LOAN Auto Fund One, LLC, a wholly- owned subsidiary of E-LOAN, Inc., dated May 21, 2002
10.21	Administration Agreement between E-LOAN Auto Fund One, LLC and E-LOAN, Inc. dated as of June 1, 2002
10.22	Security Agreement between E-LOAN Auto Fund One, LLC and Merrill Lynch Bank USA dated as of June 1, 2002
10.23	Servicing and Custodian Agreement by and among Systems & Servicing Technologies, Inc., E-LOAN Auto Fund One, LLC and E-LOAN, Inc. dated as of June 1, 2002
10.24	Contribution and Sale Agreement between E-LOAN Auto Fund One, LLC and E-LOAN, Inc. dated as of June 1, 2002
10.25	Security Agreement between E-LOAN, Inc. and Merrill Lynch Mortgage Capital, Inc. dated as of June 14, 2002
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Confidential Treatment Requested