Form 10-Q
period 2002-09-30
E LOAN INC
filed 2002-11-15
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of November 1, 2002, 59,319,583 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

E-LOAN, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2002
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (unaudited):

Balance Sheets as of December 31, 2001 and September 30, 2002	**

Statements of Operations for the three and nine months ended September 30, 2001 and 2002	**

Statements of Cash Flows for the nine months ended September 30, 2001 and 2002	**

Notes to Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
BALANCE SHEETS
($ IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                December 31, September 30
                                                                                   2001         2002
                                                                                -----------  -----------
                                                                                             (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents (includes $4,500 and $2,500 of
       restricted cash)....................................................... $    32,538  $    32,693
    Loans held-for-sale.......................................................     162,246      269,442
    Retained interests in auto loans - trading................................         --         1,696
    Accounts receivable, prepaids and other current assets....................       8,435       16,749
                                                                                -----------  -----------
          Total current assets................................................     203,219      320,580
Fixed assets, net.............................................................       6,215        5,851
Deposits and other assets.....................................................       1,192        1,947
                                                                                -----------  -----------
           Total assets....................................................... $   210,626  $   328,378
                                                                                ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Warehouse and other lines payable......................................... $   158,148  $   264,787
    Accounts payable, accrued expenses and other current liabilities..........       7,535       12,865
    Capital lease obligation, current portion.................................         175           25
                                                                                -----------  -----------
           Total current liabilities..........................................     165,858      277,677
Notes payable, long term......................................................       5,000          --
                                                                                -----------  -----------
           Total liabilities..................................................     170,858      277,677
                                                                                -----------  -----------
Commitments and contingencies (Note 11):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2001 and September 30, 2002; 0 shares issued and
      outstanding at December 31, 2001 and September 30, 2002.................         --           --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2001 and September 30, 2002; 54,010,151 and
      59,023,293 shares issued and outstanding at December 31, 2001
      and September 30, 2002..................................................          54           59
Additional paid-in capital....................................................     256,578      261,869
Accumulated deficit...........................................................    (216,864)    (211,227)
                                                                                -----------  -----------
           Total stockholders' equity.........................................      39,768       50,701
                                                                                -----------  -----------
           Total liabilities and stockholders' equity......................... $   210,626  $   328,378
                                                                                ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,              September 30,
                                                            2001         2002          2001         2002
                                                         -----------  -----------   -----------  -----------
Revenues (Note 9)...................................... $    16,862  $    28,437   $    48,435  $    70,188

Operating expenses:
    Operations.........................................      10,181       15,283        32,361       37,462
    Sales and marketing................................       3,616        6,484        12,426       17,759
    Technology.........................................       1,461        1,436         4,924        4,105
    General and administrative.........................       1,380        1,687         4,143        4,667
    Amortization of non-cash marketing costs...........         --           --          5,970          --
    Amortization of unearned compensation..............       1,045          --          2,323          --
    Amortization of goodwill and intangible assets.....       8,278          --         28,145          --
                                                         -----------  -----------   -----------  -----------
           Total operating expenses....................      25,961       24,890        90,292       63,993
                                                         -----------  -----------   -----------  -----------
Income (loss) from  operations.........................      (9,099)       3,547       (41,857)       6,195
Other income, net......................................          88           51           409           34
                                                         -----------  -----------   -----------  -----------
Income (loss) before taxes.............................      (9,011)       3,598       (41,448)       6,229
Income taxes...........................................         --          (508)          --          (592)
                                                         -----------  -----------   -----------  -----------
Net income (loss)...................................... $    (9,011) $     3,090   $   (41,448) $     5,637
                                                         ===========  ===========   ===========  ===========

Net income (loss) per share:
    Basic.............................................. $     (0.17) $      0.05   $     (0.77) $      0.10
                                                         ===========  ===========   ===========  ===========
    Diluted............................................ $     (0.17) $      0.05   $     (0.77) $      0.10
                                                         ===========  ===========   ===========  ===========

    Weighted-average shares - basic....................      53,830       59,017        53,746       57,058
                                                         ===========  ===========   ===========  ===========
    Weighted-average shares - diluted..................      53,830       59,625        53,746       60,028
                                                         ===========  ===========   ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                    Nine Months Ended
                                                                       September 30,
                                                                    2001         2002
                                                                 -----------  -----------
Cash flows from  operating activities:
   Net income (loss)........................................... $   (41,448) $     5,637
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Amortization of unearned compensation.....................       2,323          --
     Amortization of goodwill and intangible assets............      28,145          --
     Non-cash marketing costs..................................       5,970          --
     Depreciation and amortization of fixed assets.............       2,925        3,063
     Non-cash gain on sale of auto loans.......................         --        (1,351)
     Changes in operating assets and liabilities:
       Loans held-for-sale.....................................     (10,486)    (107,196)
       Contributed basis in loans sold to E-Loan Auto..........         --          (345)
       Accounts receivable, prepaids, deposits
         and other assets......................................        (653)      (8,818)
       Accounts payable, accrued expenses and
         other payables........................................      (2,884)       5,330
                                                                 -----------  -----------
         Net cash used in operating activities.................     (16,108)    (103,680)
                                                                 -----------  -----------
Cash flows from investing activities:
   Acquisition of fixed assets.................................      (1,613)      (2,699)
   Disposal of fixed assets....................................         164          --
                                                                 -----------  -----------
         Net cash used in investing activities                       (1,449)      (2,699)
                                                                 -----------  -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................         229           45
   Proceeds from notes payable.................................       5,000          --
   Repayments of notes payable.................................      (2,060)         --
   Proceeds from warehouse and other lines payable.............   2,122,005    3,338,034
   Repayments of warehouse and other lines payable.............  (2,108,552)  (3,231,395)
   Payments on obligations under capital leases, net...........        (292)        (150)
                                                                 -----------  -----------
         Net cash provided by financing activities.............      16,330      106,534
                                                                 -----------  -----------
Net increase (decrease) in cash................................      (1,227)         155
Cash and cash equivalents, beginning of period.................      28,459       32,538
                                                                 -----------  -----------
Cash and cash equivalents, end of period....................... $    27,232  $    32,693
                                                                 ===========  ===========
Supplemental cash flow information:
   Cash paid for interest...................................... $     7,845  $     6,190
                                                                 ===========  ===========
Non-cash financing activities:
   Conversion of convertible debt into common stock............ $       --   $     5,000
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

2. BASIS OF PRESENTATION

Interim Financial Information (unaudited)

The accompanying financial statements as of September 30, 2001 and 2002 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 2001 and 2002. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 2001. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the expected results for the year ending December 31, 2002.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase and documentary drafts, to be cash equivalents. Both cash equivalents and short term investments are considered available-for-sale securities and are carried at amortized cost, which approximates fair value. As more fully described in Note 8, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash, excluding Documentary Drafts) or the highest amount required by any other lender or agreement. The following summarizes cash and cash equivalents at December 31, 2001 and September 30, 2002 (dollars in thousands):

                                                December 31,  September 30,
                                                    2001         2002
                                                 -----------  -----------
Cash........................................... $     9,911  $    30,193
Commercial paper...............................      15,501          --
Documentary drafts.............................       2,626          --
Restricted cash................................       4,500        2,500
                                                 -----------  -----------
                                                $    32,538  $    32,693
                                                 ===========  ===========

Documentary Drafts

Effective May 2002, the Company no longer uses a documentary draft process to fund its auto loans. The Company previously originated auto loans directly to consumers through the use of a documentary draft process. This process required the borrower and the auto dealer to provide a series of supporting documents in order to complete the loan. Examples of required supporting documentation included copies of the borrower's driver's license, bill of sale, proof of insurance, and application for title registration.

Documentary drafts consisted of cash allocated to satisfy documentary drafts presented by borrowers before the required supporting documents were received by the Company to complete the loan. If the required documentation was not provided as agreed to by the borrower and auto dealer, then the allocation of cash was reversed and the cash balance was restored. The Company's documentary draft process allowed for two business days to process the required supporting documentation prior to determining whether to reverse or honor the original presentment by the auto dealer.

Derivative instruments

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), as subsequently amended by Statement of Financial Accounting No. 138. In accounting for its derivative financial instruments, SFAS 133 requires an entity to recognize all derivative assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge, the method it will use in assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffectiveness of the hedge. These methods must be consistent with the entity's approach to managing risk. A transition adjustment was recognized in the first quarter of 2001 as a cumulative effect of a change in accounting principle. The transition adjustment was a $0.2 million gain, which was recorded as a component of mortgage revenue.

The Company is a party to rate lock commitments to fund loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. When the borrower locks their interest rate, the Company extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for the specified time period. Under SFAS 133 interest rate locks are derivatives. The Company is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Company utilizes either a best efforts sell forward commitment or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Both best efforts and mandatory sell forward commitments are derivatives under SFAS 133. Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory sell forward commitments are recorded as unrealized gains and losses and are included in the statement of operations. These gains and losses are substantially off-setting. Once the loan is funded the Company hedges changes in the fair value of the loan, if not previously hedged at time of lock through use of a best efforts sell forward agreement, by entering into a forward delivery commitment at a specified price.

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The Company designates forward delivery commitments, where the company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all non-mandatory forward sale agreements as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a non-mandatory forward sale agreement has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to non-mandatory forward sale agreements or delivery commitments during the three months ended September 30, 2002.

Sale of auto loans to qualified special purpose entity

On June 17, 2002, the Company entered into an arrangement to sell auto loan receivables to a qualified special purpose entity (QSPE), E-Loan Auto Fund One, LLC ("E-Loan Auto"). These transactions involve the Company surrendering control over these assets to assure that the sold assets have been isolated from the Company and its creditors. As E-Loan Auto has met the appropriate tests to be considered a QSPE, the assets and liabilities of E-Loan Auto are appropriately not consolidated in financial statements of the Company. E-Loan Auto has obtained a secured borrowing facility from Merrill Lynch Bank USA to finance all purchases of loans from the Company. The Company recognizes a gain on the sale of auto loan receivables to E-Loan Auto in the period in which the sale occurs, which represents the difference between the sale proceeds to the Company and the Company's net carrying value of the receivables. Included in the proceeds received by the Company from the sale of loans is a beneficial interest related to loans owned by the QSPE, which is reflected on the Company's balance sheet as a retained interest asset. These retained interest assets are recorded on the balance sheet at fair value as trading assets, and will be marked to market at each subsequent reporting period. In order to determine the fair value management estimates future excess cash flows to be received by the Company over the life of the loans. The Company makes various assumptions in order to determine the fair value of the estimated future excess cash flows to be generated by the auto loans sold to the QSPE. The most significant assumptions are the cumulative credit losses to be incurred on the pool of auto loan receivables sold, prepayment rates of the auto loans and the rate at which the estimated future excess cash flows are discounted. The assumptions used represent the Company's best estimates, and the use of different assumptions could produce different financial results. The Company will continue to monitor and may update its assumptions over time.

Income taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Due to the uncertainty surrounding the realization of the favorable attributes in future tax returns, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2001 and September 30, 2002. The provision for income tax expense represents taxes payable for the current period, plus the net change in deferred tax assets and liabilities.

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

                                                    Three Months Ended        Nine Months Ended
                                                       September 30,             September 30,
                                                    2001         2002         2001         2002
                                                 -----------  -----------  -----------  -----------
                                                      (In Thousands)            (In Thousands)
  Numerator:
    Net income (loss).......................... $    (9,011) $     3,090  $   (41,448) $     5,637
    Interest expense from convertible note.....         --           --           --           152
                                                 -----------  -----------  -----------  -----------
    Net income (loss) assuming dilution........ $    (9,011) $     3,090  $   (41,448) $     5,789
                                                 ===========  ===========  ===========  ===========
  Denominator:
    Weighted average shares, basic.............      53,830       59,017       53,746       57,058
    Effect of potentially dilutive securities:
      Convertible note.........................         --           --           --         1,838
      Warrants.................................         --             8          --           103
      Employee Stock Option Plan...............         --           600          --         1,029
                                                 -----------  -----------  -----------  -----------
    Weighted average number of shares
      assuming dilution........................      53,830       59,625       53,746       60,028
                                                 ===========  ===========  ===========  ===========

  Diluted net income (loss) per share.......... $     (0.17) $      0.05  $     (0.77) $      0.10
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

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to FASB Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The adoption of this Statement had no effect on the Company's financial statements.

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

4. Retained Interests in Auto Loans

In June 2002, the Company created a qualified special purpose entity, E-Loan Auto Fund One, LLC ("E-Loan Auto"), which purchases prime auto loans from the Company and then holds the loans. For the three months ended September 30, 2002, the Company sold $71.9 million in auto loans to E-Loan Auto and recognized $1.4 million in related non-cash gain on sale. In exchange for the loans sold, the Company received cash of $71.5 million from E-Loan Auto and a retained interest valued at $1.7 million in the loans sold to E-Loan Auto. The retained interest represents the Company's portion of the present value of the expected excess cash flows over the life of the loans, remaining after payment of net interest, servicing fees and credit losses. Included in the retained interest is a contributed basis in the loans sold to E-Loan Auto of 0.5%. The contributed basis is the difference between the loan amount and the cash sale proceeds received from E-Loan Auto of 99.5% (of the unpaid principal balance), which represents over collateralization in those loans. The contributed basis is returned to the Company as part of the defined distribution of cash flows from E-Loan Auto. Cash flows are to be distributed by E-Loan Auto in the following manner: first to the hedge counterparty, second to the servicer, custodian and administrator, third to the lender for interest expense, fourth to the lender for principal payments, fifth to the Company for the contributed basis and sixth to the lender and the Company any remaining cash flows to be distributed 15% and 85%, respectively. The servicing fee is passed through to a sub-servicer of the Company, and as such the Company does not capitalize a servicing asset for the loans sold to E-Loan Auto, since the cost to sub-service equals the servicing fee.

The following table provides a summary of activity in the retained interests in auto loans since inception:

Beginning Balance 07/01/02	$ 0
Contributed basis in loans sold to E-Loan Auto	340
Non-cash gain on sale	1,351
Accretion of present value discount	5
Ending Balance 09/30/02	$1,696

At September 30, 2002, key valuation assumptions used to value the retained interests and the sensitivity of those assumptions to immediate 10% and 25% adverse changes in those assumptions are as follows:
September 30, 2002 (dollars in thousands)
Balance sheet carrying value of retained interests - fair value	$1,696
Weighted-average life (in months)	55.7
Prepayment speed assumptions (ABS)	1.5
Impact on fair value of 10% adverse change (1.65)	($49.1)
Impact on fair value of 25% adverse change (1.88)	($123.3)
Expected credit losses (life of loan loss rate)	72 bps
Impact on fair value of 10% adverse change (79 bps)	($38.4)
Impact on fair value of 25% adverse change (90 bps)	($96.0)
Residual cash flows discount rate (average annual rate)	12.0%
Impact on fair value of 10% adverse change (13.2%)	($41.6)
Impact on fair value of 25% adverse change (15.0%)	($100.9)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value of the retained interests based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in the above table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments but increased credit losses), which might magnify or counteract the sensitivities.

The discount rate was determined by assessing the risk related to the asset to account for the present value of the cash flows to be received over the life of the loans. As a result, the retained interest asset is an interest earning asset, and the difference between the discounted cash flows and the actual cash flows received over time will be accreted and included as interest income in Other Income, net. The loss rates were determined by researching existing data on losses obtained from credit rating agencies and analyzed by credit tiers (i.e. FICO ranges) to determine loss rates specific to credit tiers, as opposed to an averaged rate. The Company then compared these rates to those of two major national banks to ensure our loss rates are within a range of what other market participants would estimate. The prepayment speed projects prepayments on a monthly percentage of the original loan balance. All assumptions will be monitored over time and may be updated to reflect actual performance.

5. ACCOUNTS RECEIVABLE, PREPAIDS AND OTHER CURRENT ASSETS

Accounts Receivable, Prepaids and Other Current Assets as of December 31, 2001 and September 30, 2002, was $8.4 million and $16.8 million, respectively. This balance includes the receivable due to the Company from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $3.1 million and $6.3 million at December 31, 2001 and September 30, 2002, respectively (see Note 8).

6. LOANS HELD-FOR-SALE

The inventory of mortgage loans consists primarily of first and second trust deed mortgages on residential properties located throughout the United States. As of December 31, 2001 and September 30, 2002, the Company had net mortgage loans held-for-sale of $159.7 million and $261.1 million, all of which are on accrual basis. All mortgage loans held-for-sale are pledged as collateral for borrowings at December 31, 2001 and September 30, 2002 (see Note 8).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. As of December 31, 2001 and September 30, 2002, the Company had loans held-for-sale of $2.5 and $8.3 million, all of which are on accrual basis. All of the auto loans held-for-sale were pledged as collateral for borrowings at December 31, 2001 and September 30, 2002 (see Note 8).

7. NOTES PAYABLE

On July 12, 2001, the Company sold a $5 million convertible note to The Charles Schwab Corporation, which was convertible into shares of its common stock at a conversion price of $1.06 per share and which was scheduled to mature on January 19, 2003 (see Note 12). The convertible note bore interest at a rate of 8% per annum and was payable quarterly. On March 14, 2002, the Company elected to redeem the note prior to its maturity date. On April 12, 2002, The Charles Schwab Corporation exercised its option to convert the amount due to 4,716,981 shares of common stock, in lieu of repayment. The convertible note was converted and no amounts are owing thereunder.

8. WAREHOUSE AND OTHER LINES PAYABLE

As of September 30, 2002, the Company had a warehouse line of credit for borrowings of up to $150 million for the interim financing of mortgage loans with GMAC Bank. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage rates. Borrowings are collateralized by the related mortgage loans held-for-sale. At December 31, 2001 and September 30, 2002 approximately $47.8 million and $127.1 million was outstanding under this line, respectively. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million (excluding Documentary Drafts). The Company was in compliance with these covenants during the three and nine months ended and at September 30, 2002. The committed line of credit expires on March 31, 2003.

As of September 30, 2002, the Company had an agreement to finance up to $425 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital through November 26, 2002. As of November 27, 2002 and through the expiration date, the Company will have the ability to finance up to $300 million of mortgage loan inventory. Of this amount, $150 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. At December 31, 2001 and September 30, 2002 there was $104.9 million and $129.5 million outstanding under this financial commitment. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million (including Restricted cash, excluding Documentary drafts) and the highest amount required by any other lender or agreement. The Company was in compliance with these covenants during the three and nine months ended and at September 30, 2002. The line expires on March 21, 2003.

In addition, the Company has an uncommitted mortgage loan purchase and sale agreement with Greenwich Capital. Under the terms of this agreement, mortgage loans which are subject to a mandatory sell forward commitment between the Company and an investor, but have not yet been purchased, may be sold to Greenwich Capital with the accompanying trade assignment. This allows the Company to accelerate turnover and provide additional liquidity to fund additional mortgage loans. Revenue derived from sales under this agreement are included as a receivable on the balance sheet (see Note 5). The balance of loans sold related to these receivables was $126.9 million and $164.4 million as of December 31, 2001 and September 30, 2002, respectively.

On June 14, 2002, the Company secured a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to their sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility expires on June 14, 2003. At September 30, 2002, $8.2 million was outstanding under this line. This line includes various financial and non-financial covenants. The Company was in compliance with these covenants during the three months ended and at September 30, 2002.

9. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues (in thousands):

                                               Three Months Ended     Nine Months Ended
                                                  September 30,          September 30,
                                                 2001       2002        2001       2002
                                               ---------  ---------   ---------  ---------
Revenues:
   Mortgage.................................. $  10,243  $  16,773   $  26,229  $  41,326
   Interest income on mortgage loans.........     2,523      4,548       8,359      9,766
   Home equity...............................     1,681      3,129       3,273      8,680
   Interest income on home equity loans......       458        705         657      2,219
   Auto......................................     1,720      3,036       9,096      7,576
   Other.....................................       237        246         821        621
                                               ---------  ---------   ---------  ---------
         Total revenues...................... $  16,862  $  28,437   $  48,435  $  70,188
                                               =========  =========   =========  =========

The following table provides the components of other income, net (in thousands):

                                               Three Months Ended     Nine Months Ended
                                                  September 30,          September 30,
                                                 2001       2002        2001       2002
                                               ---------  ---------   ---------  ---------
Interest on short-term  investments.......... $     208  $      52   $     609  $     193
Interest expense on non-warehouse
   facility borrowings.......................      (123)        (1)       (207)      (159)
Equity investment gain/(loss)................         3        --           10        --
Other........................................       --         --           (3)       --
                                               ---------  ---------   ---------  ---------
                                              $      88  $      51   $     409  $      34
                                               =========  =========   =========  =========

10. OPERATING EXPENSES

The following table provides the components of operating expenses (in thousands):

                                                 Three Months Ended     Nine Months Ended
                                                    September 30,          September 30,
                                                 2001       2002        2001       2002
                                               ---------  ---------   ---------  ---------
Compensation and benefits.................... $   7,444  $  11,152   $  21,569  $  29,832
Processing costs.............................     1,189      1,729       4,602      3,175
Advertising and marketing....................     2,880      5,129      10,485     14,283
Professional services........................       686      1,069       2,459      2,452
Occupancy costs..............................       840      1,166       2,603      3,085
Computer and internet........................       276        306         828        813
General and administrative...................     1,213      1,613       3,835      4,319
Interest expense on warehouse borrowings.....     2,110      2,726       7,473      6,034
Amortization of unearned compensation........     1,045        --        2,323        --
Amortization of goodwill and intangible
   assets....................................     8,278        --       28,145        --
Non-cash marketing costs.....................       --         --        5,970        --
                                               ---------  ---------   ---------  ---------
         Total operating expenses............ $  25,961  $  24,890   $  90,292  $  63,993
                                               =========  =========   =========  =========

The following table provides detail of the operations component of total operating expenses classified by the following revenue-related categories (in thousands):

                                             Three Months Ended       Nine months Ended
                                               September 30,           September 30,
                                              2001        2002        2001        2002
                                           ----------  ----------  ----------  ----------
Mortgage ................................ $    4,907  $    7,822  $   15,172  $   19,638
Interest expense on mortgage loans.......      1,871       2,289       6,860       5,102
Home equity..............................        984       2,333       2,140       5,508
Interest expense on home equity loans....        239         392         612         743
Auto.....................................      2,135       2,430       7,453       6,383
Other....................................         45          17         124          88
                                           ----------  ----------  ----------  ----------
Total operations......................... $   10,181  $   15,283  $   32,361  $   37,462
                                           ==========  ==========  ==========  ==========

11. COMMITMENTS AND CONTINGENCIES

Loan Commitments, Hedging Activities and Derivative Instruments

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

At September 30, 2002, the Company had provided locks to originate loans amounting to approximately $425.7 million (the "locked pipeline"). At September 30, 2002, the Company had entered into non-mandatory forward loan sale agreements amounting to approximately $321.2 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well-established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

At September 30, 2002, the Company had entered into mandatory sell forward commitments amounting to approximately $121.6 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market value of unsold loans. At September 30, 2002, the Company had entered into $113.1 million of commitments with third party investors to deliver loans related to funded loans held for sale.

12. RELATED PARTY TRANSACTIONS

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

Marketing Agreement

On April 25, 2000, the Company entered into a four-year Marketing Agreement with Schwab to become the exclusive provider of mortgage loans to the Schwab customer base through a co-branded website at http://schwab.eloan.com. In consideration, the Company agreed to pay Schwab cash marketing fee payments and to issue to Schwab warrants to purchase shares of its common stock. As part of the Marketing Agreement, Daniel O. Leemon, a member of Schwab's management committee, was nominated to the Company's board of directors, and served from July 2000 until his resignation on October 11, 2002. On October 21, 2002, we formally notified Schwab of our intention to terminate the Marketing Agreement. The Marketing Agreement is being terminated effective November 11, 2002 because the loan business that is generated through the co-branded website is weighted heavily toward refinance loans which does not fit within our plan of continuing to diversify our revenue components by increasing the percentage of loans made for the purchase of houses, equity lines of credit and auto loans. In addition, Schwab is in the process of obtaining its own bank charter and has indicated that, upon completion of that process, it would like to originate loans in its own name, which we consider to be outside of our strategic focus.

The Company recorded revenue earned from the sale of loans attributable to the marketing agreement of $373,000, $5,435,000 and $5,018,000 for the twelve months ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, respectively. The volume of loans sold associated with the above revenue was $40.9 million, $305.3 million and $253.2 million for the twelve months ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, respectively.

Cash Marketing Costs

The original agreement stipulated that Schwab would receive cash marketing fees in the amount of $929,000, $3,547,000, $11,100,000 and $13,284,000 for each of the four years of the agreement, respectively. The escalating payments correlated to the anticipated future benefit from the marketing agreement as of April 2000. Through an amendment to the agreement, the Company obtained a unilateral right to cancel the agreement on or before June 30, 2001, which if exercised, no marketing fees would be owed for years 2 through 4 of the agreement. Also as an amendment to the agreement, the first year payment of $929,000 was reduced to $779,000. Based on the Company's ability to cancel, the first year's cash marketing fee payment of $779,000 was amortized ratably over the first year of the agreement.

Through a series of subsequent amendments, the marketing fees payable to Schwab were reduced to better match the then anticipated future benefit from the marketing agreement. The Company recorded cash marketing costs of $465,000, $1,100,000 and $918,000 for the twelve months ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, respectively. On May 30, 2002 the Company and Schwab mutually amended the agreement to change the total cash marketing costs owing for the third and fourth years of the agreement to an aggregate of $1,061,160 payable in equal monthly installments of $44,215. In addition, the amendment allows either party to cancel the agreement at any time with thirty days notice. In October 2002, the Company elected to terminate the Marketing Agreement effective in November 2002.

In addition to marketing fees paid to Schwab, the Company incurs other advertising expense directed toward the Schwab customer base known as co-op marketing costs. The co-op marketing costs cover such items as direct mail pieces sent to Schwab customers. There is no minimum co-op marketing expense required under the agreement. The co-op marketing costs are a pass through of expenses and do not represent revenue for Schwab. The Company recorded co-op marketing costs of $195,000, $475,000 and $91,000 for the twelve months ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, respectively.

Non-cash Marketing Costs

In addition to the cash compensation under the Marketing Agreement, the Company issued two warrants to purchase 13.1 million shares of common stock to Schwab. The first warrant to purchase 6,500,000 shares of common stock at an exercise price of $3.75, has a three year term and expires on April 25, 2003. Half of the 6,500,000 shares under the warrant are exercisable following the one year anniversary of the date of grant, and all of the shares are exercisable following the two year anniversary, if immediately prior to exercise the Company's stock has traded at $5.75 for five consecutive days. Once exercised, the shares are subject to a one-year holding period before they are saleable. The second warrant to purchase 6,600,000 shares of common stock at an exercise price of $15.00, had a three and a quarter year term and an expiration date of July 25, 2003. The second warrant does not contain the same restrictions included in the first warrant, and may be exercised by Schwab at any time. The warrants, like those issued by the Company previously to other parties, contain a net exercise provision which allows Schwab to pay for the warrant shares without delivering any cash to the Company. Instead, Schwab would pay for the shares by relinquishing some of the shares that Schwab would have acquired had Schwab paid cash for the shares. Both warrants may only be transferred to a third party by Schwab, following delivery of notice to the Company, and only in accordance with an exemption from registration under the Securities Act of 1933, as amended. The termination of the Marketing Agreement in November 2002, will have no impact on the terms of exercisability of the warrants. The average of the high and low price of the Company's common stock as reported by the Nasdaq National Market on April 24, 2000 (prior to date of issuance), and April 25, 2000 (the date of issuance of the warrants and the public announcement of the agreement) was $4.16 and $7.60 per share, respectively. Following the issuance of the warrants on April 25, 2000 (and shares acquired in the private placement), Schwab beneficially owned approximately 16% of the Company's outstanding shares of common stock. Beneficial ownership includes shares directly held and those issuable under warrants that are exercisable within sixty days of April 25, 2000, regardless of whether the warrants exercise price is less than the market price.

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

Convertible Debt

On July 12, 2001, the Company sold a $5 million convertible note to The Charles Schwab Corporation, which was convertible into shares of its common stock at a conversion price of $1.06 per share and which was scheduled to mature on January 19, 2003. The Company issued the note for general corporate purposes and in order to obtain adequate excess cash reserves above its minimum cash covenant requirements under its warehouse lines of credit. As the convertible feature was issuable in the Company's stock, no value was ascribed to the convertible feature of the note at the time it was issued (in accordance with APB 14 and SFAS 133). The convertible note bore interest at a rate of 8% per annum and was payable quarterly. Schwab beneficially owned approximately 19% of the Company's outstanding shares at the time the note was issued on July 12, 2001 (after giving effect to the warrant exchange described below). Beneficial ownership includes shares directly held and those issuable under warrants that are exercisable within sixty days of July 12, 2001, regardless of whether the warrants exercise price is less than the market price. Schwab received a total of $183,000 and $113,000 in interest payments on this note for the year ended December 31, 2001 and the nine months ended September 30, 2002, respectively.

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

Warrant Exchange

On July 12, 2001, the Company issued a $5.0 million convertible note to Schwab, convertible into shares of the Company's common stock at a conversion price of $1.06 per share. In addition, for no additional cost to Schwab, as a condition to Schwab's willingness to purchase the convertible note and in order to maintain a fully diluted percent ownership in the Company equal to less than 25% so that its investment in the Company would not be governed by the Bank Holding Act of 1956, on July 12, 2001 Schwab surrendered its warrant to purchase 6,600,000 shares of common stock at an exercise price of $15.00 ("surrendered warrant") and the Company issued Schwab a new warrant to purchase 1,389,000 shares of common stock at an exercise price of $5.00 and with an expiration date of July 25, 2003 ("exchange warrant"). At the time of the exchange, the Company determined the value of the surrendered warrant and the exchange warrant to each be approximately $240,000. The surrendered warrant was valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.95%, remaining term of 2 years and volatility of 98%.  The exchange warrant was also valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.95%, remaining term of 2 years and volatility of 98%.  The difference between the valuation of each warrant and its respective Black- Scholes option pricing model output is primarily attributable to discounts which were applied to reflect liquidity and dilution. A liquidity discount was applied to both warrants to estimate the discount to market that would be required for the holder to try and recognize the value through open market sales. A second discount was applied to the surrendered warrant to reflect the dilution impact from the potential issuance of the shares of common stock underlying the warrant. This dilution discount was not applied to the exchange warrant because of the smaller number of shares it represented.  In valuing the surrendered warrant as part of the warrant exchange, we updated assumptions that change over time (e.g. risk-free interest rate, volatility, remaining term of set expiration date) from those used in its original valuation in April 2000. As each warrant was determined to be of approximate equal value, no additional value was recorded at the time of exchange. The Company will incur additional costs related to legal, accounting and filing fees to register the shares underlying the exchange warrant. The Company derived a benefit in the warrant exchange, since the exchange enabled Schwab to participate in the convertible note issuance. As a result of the exchange, Schwab reduced the number of shares it was entitled to purchase, but increased the likelihood that at some point in the future the exercise price would be less than the market price of the Company's common stock. The exchange warrant may be exercised by Schwab at any time. The termination of the Marketing Agreement in November 2002, will have no impact on the terms of exercisability of the warrants. The exchange warrant like the surrendered warrant contains a net exercise provision. The exchange warrant may only be transferred to a third party by Schwab following delivery of notice to the Company, and only in accordance with an exemption from registration under the Securities Act of 1933, as amended. The average of the high and low price of the Company's common stock as reported by the Nasdaq National Market on July 12, 2001 (the date of issuance of the exchange warrant) was $1.02 per share.

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

OVERVIEW

The Company is an online lender whose revenues are derived primarily from the gain on sale and fees earned from mortgage, home equity and auto loans that it underwrites, funds and sells on the secondary market, or in the case of prime auto loans that it sells to a qualified special purpose entity.

Mortgage Revenues

The Company's mortgage revenues are derived from the origination and sale of self-funded loans and, to a minor extent (less than one percent), from the brokering of loans. Brokered loans are funded through lending partners and the Company never takes title to the mortgage. Brokerage revenues are comprised of the mark-up to the lending partner's loan price and processing fees. These revenues are recognized at the time a loan is closed. In October 1998, the Company began funding its mortgage loans using warehouse lines of credit. Self-funded loans are funded through the Company's own warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold. The Company earns additional revenue from its self-funded loans as compared to brokered loans because the sale of loans includes a service release premium. Self-funded loans generated 99% of mortgage revenues in the three months ended September 30, 2002.

Interest Income on Mortgage and Home Equity Loans

The Company generates revenues from interest income on self-funded mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale.

Home Equity Revenues

In the fourth quarter of 2000, the Company began self-funding home equity loans and selling them to home equity loan purchasers. The Company's home equity revenues are derived from the origination and sale of self-funded loans. Self-funded loans are funded through the Company's own warehouse lines of credit and sold to home equity loan purchasers typically within thirty days. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold. Self-funded loans generated 98% of home equity revenues in the three months ended September 30, 2002.

Auto Revenues

The Company's auto revenues on sub-prime loans are derived from the origination and sale of self-funded loans and from the brokering of auto loans. Auto brokerage revenues are primarily comprised of the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is closed. Self-funded loans are funded through an auto line of credit and sold to auto loan purchasers typically within ten business days. In April 2001, the Company began funding its auto loans prior to sale with borrowings against an auto line of credit. Self-funded loan revenues consist of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is sold.

In July 2002, the Company began selling self-funded prime auto loans to a qualified special purpose entity (see "Critical Accounting Policies"). Revenues from these sales consist of the discounted cash flows net of interest, servicing fees and credit losses. Revenues on prime auto loan sales are recognized when the loan is sold to the qualified special purpose entity.

Self-funded loans generated 89% of auto revenues in the three months ended September 30, 2002.

Other Revenues

The Company generates revenues from referral fees paid by various partners in exchange for consumer loan referrals generated by advertising such partners' products on the Company's website. The current consumer loan referral programs offered include credit cards, unsecured personal loans and education loans. Other revenues generated approximately 1% of total revenue in the three months ended September 30, 2002.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                            Three Months Ended         Nine Months Ended
                                                              September 30,               September 30,
                                                            2001         2002          2001         2002
                                                         -----------  -----------   -----------  -----------
Revenues ..............................................         100%         100%          100%         100%

Operating expenses:
    Operations.........................................          60%          54%           67%          53%
    Sales and marketing................................          21%          23%           26%          25%
    Technology.........................................           9%           5%           10%           6%
    General and administrative.........................           8%           5%            9%           7%
    Amortization of non-cash marketing costs...........         --           --             12%         --
    Amortization of unearned compensation..............           6%         --              5%         --
    Amortization of goodwill and intangible assets.....          50%         --             57%         --
                                                         -----------  -----------   -----------  -----------
           Total operating expenses....................         154%          87%          186%          91%
                                                         -----------  -----------   -----------  -----------
Income (loss) from  operations.........................         -54%          13%          -86%           9%
Other income, net......................................           1%         --            --           --
                                                         -----------  -----------   -----------  -----------
Income (loss) before taxes.............................         -53%          13%          -86%           9%
Income taxes...........................................         --            -2%          --            -1%
                                                         -----------  -----------   -----------  -----------
Net income (loss)......................................         -53%          11%          -86%           8%
                                                         ===========  ===========   ===========  ===========

Revenues

The following table provides the components of revenue shown as a percentage of total revenues:

                                                 Three Months Ended     Nine Months Ended
                                                   September 30,          September 30,
                                                 2001       2002        2001       2002
                                               ---------  ---------   ---------  ---------
Revenues:
   Mortgage..................................        61%       59%        54%       59%
   Interest income on mortgage loans.........        15%       16%        17%       14%
   Home equity...............................        10%       11%         7%       12%
   Interest income on home equity loans......         3%        2%         1%        3%
   Auto......................................        10%       11%        19%       11%
   Other.....................................         1%        1%         2%        1%
                                               ---------  ---------   ---------  ---------
         Total revenues......................       100%      100%       100%      100%
                                               =========  =========   =========  =========

Revenues increased $11.5 million to $28.4 million for the three months ended September 30, 2002 from $16.9 million for the three months ended September 30, 2001. Revenues increased $21.8 million to $70.2 million for the nine months ended September 30, 2002 from $48.4 million for the nine months ended September 30, 2001. A significant portion of these increases resulted from growth in the dollar volume of mortgage and home equity loans closed and sold, as well as an increase in the average revenue per loan. Mortgage revenues increased from $10.2 million for the three months ended September 30, 2001 to $16.8 million for the three months ended September 30, 2002 and increased from $26.2 million for the nine months ended September 30, 2001 to $41.3 million for the nine months ended September 30, 2002. Refinance mortgage accounted for 81% of mortgage closed loan volume in the three months ended September 30, 2002 as compared to 78% in the three months ended September 30, 2001. Refinance mortgage accounted for 81% of mortgage closed loan volume in the nine months ended September 30, 2002 as compared to 82% in the nine months ended September 30, 2001. The Company expects mortgage revenues to remain constant in the short term, partially as a result of the increase in refinance activity, then slightly decreasing into the first half of 2003, and declining more significantly in the second half of 2003. Home equity revenues increased from $1.7 million for the three months ended September 30, 2001 to $3.1 million for the three months ended September 30, 2002 and increased from $3.3 million for the nine months ended September 30, 2001 to $8.7 million for the nine months ended September 30, 2002. The Company also expects that home equity revenues will consistently grow on a quarterly basis into 2003 as volumes increase. Auto revenues increased from $1.7 million for the three months ended September 30, 2001 to $3.0 million for the three months ended September 30, 2002 and decreased from $9.1 million for the nine months ended September 30, 2001 to $7.6 million for the nine months ended September 30, 2002. The decline over the nine months is largely attributed to strong competition from the auto manufacturers in the form of widely available incentive financing rates, such as 0% interest rate specials. The Company lowered interest rates on auto loans starting in the second quarter of 2001, to try and remain competitive. However, since the Company cannot compete with 0% interest rate specials, the Company experienced a significant decline in volume of auto loans funded from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. We expect auto revenues to increase consistently into 2003.

The following table summarizes dollar volume of loans closed and sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                                             Three Months Ended      Nine Months Ended
                                               September 30,           September 30,
                                              2001        2002        2001        2002
                                           ----------  ----------  ----------  ----------
Mortgage
$ Volume                                  $  702,324  $  944,538  $1,955,004  $2,627,833
Revenue                                   $   10,243  $   16,773  $   26,229  $   41,326
BPS                                              146         178         134         157

Home Equity
$ Volume                                  $   87,439  $  123,879  $  181,998  $  345,652
Revenue                                   $    1,681  $    3,129  $    3,273  $    8,680
BPS                                              192         253         180         251

Auto
$ Volume                                  $  117,295  $  169,305  $  551,695  $  460,502
Revenue                                   $    1,720  $    3,036  $    9,096  $    7,576
BPS                                              147         179         165         165

The following table illustrates the percentages of the Company's mortgage closed loan volume from purchase and refinance loans as compared to the total market (according to Mortgage Bankers Association of America) through September 30, 2002. The Mortgage Bankers Association of America data for the third quarter of 2002 below represents their estimate as of October 23, 2002:

E-LOAN Purchase Refinance	1999 32% 68%	2000 61% 39%	2001 16% 84%	Q1 02 15% 85%	Q2 02 25% 75%	Q3 02 19% 81%
Total Market Purchase Refinance	1999 66% 34%	2000 81% 19%	2001 41% 59%	Q1 02 40% 60%	Q2 02 57% 43%	Q3 02 40% 60%

Operating Expenses

Total Operating Expenses. Total operating expenses decreased $1.1 million to $24.9 million for the three months ended September 30, 2002 from $26.0 million for the three months ended September 30, 2001. Total operating expenses decreased $26.3 million to $64.0 million for the nine months ended September 30, 2002 from $90.3 million for the nine months ended September 30, 2001. The decrease for the nine-month period was primarily due to decreases in amortization of goodwill, amortization of non-cash marketing costs, amortization of unearned compensation, and interest expense on warehouse borrowings partially offset by increases in compensation and benefits as well as advertising and marketing costs.

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

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                             Three Months Ended      Nine months Ended
                                                September 30,           September 30,
                                              2001        2002        2001        2002
                                           ----------  ----------  ----------  ----------
Mortgage ................................ $    4,907  $    7,822  $   15,172  $   19,638
Interest expense on mortgage loans.......      1,871       2,289       6,860       5,102
Home equity..............................        984       2,333       2,140       5,508
Interest expense on home equity loans....        239         392         612         743
Auto.....................................      2,135       2,430       7,453       6,383
Other....................................         45          17         124          88
                                           ----------  ----------  ----------  ----------
Total operations......................... $   10,181  $   15,283  $   32,361  $   37,462
                                           ==========  ==========  ==========  ==========

Operations expense increased $5.2 million to $15.3 million for the three months ended September 30, 2002 from $10.2 million for the three months ended September 30, 2001. Operations expense decreased as a percentage of revenue from 60% to 54% for the three months ended September 30, 2001 and 2002, respectively. The increase in absolute dollars is primarily due to an increase in mortgage and home equity operations expenses related to higher loan volumes. In the near term, operations expenses as a percentage of revenues are expected to moderately decrease while mortgage volume remains high from refinance activity, and then return to third quarter 2002 levels by the second half of 2003 as the volume shifts away from mortgage refinance products.

Direct Margin. Direct margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (dollars in thousands):

                                             Three Months Ended      Nine months Ended
                                                September 30,           September 30,
                                              2001        2002        2001        2002
                                           ----------  ----------  ----------  ----------
Mortgage................................. $    5,336  $    8,951  $   11,057  $   21,687
Mortgage interest margin.................        652       2,253       1,499       4,658
Home equity..............................        697         796       1,133       3,172
Home equity interest margin..............        219         313          45       1,476
Auto.....................................       (415)        612       1,643       1,199
Other....................................        192         229         697         534
                                           ----------  ----------  ----------  ----------
Total direct margin...................... $    6,681  $   13,154  $   16,074  $   32,726
                                           ==========  ==========  ==========  ==========

Direct margin increased $6.5 million to $13.2 million for the three months ended September 30, 2002 from $6.7 million for the three months ended September 30, 2001. The growth in direct margin is due largely to the contribution from mortgage and home equity volume and strong revenue per loan coupled with technology and process improvements. Additionally, the increase in direct margin is due to the significant positive spread of interest income over interest expense. For the nine months ended September 30, 2002, auto direct margin decreased compared to the nine months ended September 30, 2001, as loan volume declined due to the industry's broad use of low interest rate financing incentives, which began in the second quarter of 2001. The Company was unable to lower interest rates on auto loans to a competitive level in the heavy interest rate incentive environment and therefore sustained sharp decreases in overall volume and the resulting revenue from that volume. The decline in auto loan volume and revenue was greater than the Company's ability to lower related auto operations expenses and resulted in negative direct margins in the third quarter of 2001. Auto direct margins recently returned to positive levels, and we expect these margins to further improve when the use of these incentives returns to normal levels.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses (excluding non-cash marketing costs) related to advertising, promotion and marketing agreements and employee compensation and other expenses related to personnel. Sales and marketing expense increased $2.9 million to $6.5 million for the three months ended September 30, 2002 from $3.6 million for the three months ended September 30, 2001. Sales and marketing expense increased moderately as a percentage of revenue from 21% to 23% for the three months ended September 30, 2001 and 2002, respectively. Sales and marketing expenses are expected to be approximately 25% of total revenues in upcoming quarters.

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of the Company's existing technological infrastructure. Technology expense decreased $0.1 million to $1.4 million for the three months ended September 30, 2002 from $1.5 million for the three months ended September 30, 2001. Technology expense decreased as a percentage of revenue from 9% to 5% for the three months ended September 30, 2001 and 2002, respectively. Technology expenses are expected to be approximately 6% of total revenues in the upcoming quarters.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense increased $0.3 million to $1.7 million for the three months ended September 30, 2002 from $1.4 million for the three months ended September 30, 2001. General and administrative expense decreased as a percentage of revenue from 8% to 5% for the three months ended September 30, 2001 and 2002, respectively. General and administrative expenses are expected to be approximately 7% of total revenues in the upcoming quarters.

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

Other Income, net. Other income, net, remained constant at $0.1 million for the three months ended September 30, 2001 and 2002, and decreased $0.4 million from $0.4 million for the nine months ended September 30, 2001 to $0 million for the nine months ended September 30, 2002. The decrease over the nine-month period is primarily attributable to the decrease of interest income on investments.

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

Sale of auto loans to qualified special purpose entity. On June 17, 2002, the Company entered into an arrangement to sell auto loan receivables to a qualified special purpose entity (QSPE), E-Loan Auto Fund One, LLC ("E-Loan Auto"). These transactions involve the Company surrendering control over these assets to assure that the sold assets have been isolated from the Company and its creditors. As E-Loan Auto has met the appropriate tests to be considered a QSPE the assets and liabilities of E-Loan Auto are appropriately not consolidated in financial statements of the Company. E-Loan Auto has obtained a secured borrowing facility from Merrill Lynch Bank USA to finance all purchases of loans from the Company. The Company recognizes a gain on the sale of auto loan receivables to E-Loan Auto in the period in which the sale occurs, which represents the difference between the sale proceeds to the Company and the Company's net carrying value of the receivables. Included in the proceeds received by the Company from the sale of loans is a beneficial interest related to loans owned by the QSPE, which is reflected on the Company's balance sheet as a retained interest asset. These retained interest assets are recorded on the balance sheet at fair value as trading assets, and will be marked to market at each subsequent reporting period. In order to determine the fair value management estimates future excess cash flows to be received by the Company over the life of the loans. The Company makes various assumptions in order to determine the fair value of the estimated future excess cash flows to be generated by the auto loans sold to the QSPE. The most significant assumptions are the cumulative credit losses to be incurred on the pool of auto loan receivables sold, prepayment rates of the auto loans and the rate at which the estimated future excess cash flows are discounted. The assumptions used represent the Company's best estimates, and the use of different assumptions could produce different financial results. The Company will continue to monitor and may update its assumptions over time.

Loans held-for-sale. Loans held-for-sale are recorded at the lower of cost or aggregate market value. Cost generally consists of loan principal balance adjusted for net deferred fees and costs. No valuation adjustment was required at December 31, 2001 or September 30, 2002.

Capitalized Software. In 1999, the Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that the Company expense computer software costs as they are incurred in the preliminary project stage. Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are generally amortized over one to three years on a straight-line basis. As of September 30, 2002, the Company had capitalized approximately $4.2 million in internally developed software costs of which $2.0 million had been amortized.

Derivative Instruments. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), as subsequently amended by Statement of Financial Accounting No. 138. In accounting for its derivative financial instruments, SFAS 133 requires an entity to recognize all derivative assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge, the method it will use in assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffectiveness of the hedge. These methods must be consistent with the entity's approach to managing risk. A transition adjustment was recognized in the first quarter of 2001 as a cumulative effect of a change in accounting principle. The transition adjustment was a $0.2 million gain, which was recorded as a component of mortgage revenue.

The Company is a party to rate lock commitments to fund loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. When the borrower locks their interest rate, the Company extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for the specified time period. Under SFAS 133 interest rate locks are derivatives. The Company is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Company utilizes either a best efforts sell forward commitment or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Both best efforts and mandatory sell forward commitments are derivatives under SFAS 133. Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory sell forward commitments are recorded as unrealized gains and losses and are included in the statement of operations. These gains and losses are substantially off-setting. Once the loan is funded the Company hedges changes in the fair value of the loan, if not previously hedged at time of lock through use of a best efforts sell forward agreement, by entering into a forward delivery commitment at a specified price.

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The Company designates forward delivery commitments, where the company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all non-mandatory forward sale agreements as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a non-mandatory forward sale agreement has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to non-mandatory forward sale agreements or delivery commitments during the three months ended September 30, 2002.

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

Net cash used in operating activities was $16.1 million and $103.7 million for the nine months ended September 30, 2001 and 2002, respectively. Net cash used in operating activities during the nine months ended September 30, 2001 was primarily due to the net loss, off-set by goodwill and non-cash marketing costs, and cash used by an increase in loans held-for-sale. Net cash used by operating activities during the nine months ended September 30, 2002, was primarily due to the cash used from the increase in loans held-for-sale and other assets, off-set by cash provided from net income. The increase in loans held-for-sale as of September 30, 2002 is due to the amount of loan fundings for the nine-month period exceeding the amount of loans sold. A funded loan remains held-for-sale until it is sold. As the Company recognizes revenue on the sale of loans, rather than the funding of loans, the growth in loans held-for-sale had a negative impact on revenues for the nine-months ended September 30, 2002.

Net cash used in investing activities was $1.4 million and $2.7 million for the nine months ended September 30, 2001 and 2002, respectively. Net cash used in investing activities was primarily for the purchase of software, furniture, equipment and leasehold improvements.

Net cash provided by financing activities was $16.3 million and $106.5 million for the nine months ended September 30, 2001 and 2002, respectively. Net cash provided by financing activities during the nine months ended September 30, 2001 and 2002 was primarily from net proceeds from borrowings under the Company's warehouse lines of credit and other credit facilities. This corresponds with the changes in loans held-for-sale described in operating activities above. The ongoing funding of loans is facilitated through the use of warehouse and other lines of credit. Each of these facilities requires significant cash balances to satisfy debt covenants. The convertible debt raised from The Charles Schwab Corporation in July 2001 reflects the Company's cash management position of maintaining cash reserves well in excess of those required by its warehouse facilities. From a long-term standpoint, access to committed warehouse facilities is critical in maintaining funding liquidity in order to operate the Company's business model.

The Company has a warehouse line of credit for borrowings of up to $150 million for the interim financing of mortgage loans with GMAC Bank. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage rates. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on March 31, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million (excluding Documentary Drafts) in addition to the requirement that the Company maintain at least one other warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement during the three and nine months ended and at September 30, 2002.

The Company has an agreement to finance up to $425 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital through November 26, 2002. As of November 27, 2002 and through the expiration date, the Company will have the ability to finance up to $300 million of mortgage loan inventory. Of this amount, $150 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. The line requires the restriction of $2.5 million in cash as additional collateral. The line expires March 21, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash, excluding Documentary Drafts) or the highest amount required by any other lender or agreement. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $50 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all debt covenants for this agreement during the three and nine months ended and at September 30, 2002. In addition, the Company has an uncommitted mortgage loan purchase and sale agreement with Greenwich Capital. Under the terms of this agreement, mortgage loans which are subject to a mandatory sell forward commitment between the Company and an investor, but have not yet been purchased, may be sold to Greenwich Capital with the accompanying trade assignment. This allows the Company to accelerate turnover and provide additional liquidity to fund additional mortgage loans. Revenues derived from sales under this agreement are included as a receivable on the Company's balance sheet.

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

On June 14, 2002, the Company secured a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to the sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility expires on June 14, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. The Company was in compliance with all debt covenants for this agreement during the three months ended and at September 30, 2002.

The Company believes that its existing cash and cash equivalents as of September 30, 2002 will be sufficient to fund its operating activities, capital expenditures and other obligations for the next twelve months. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations, or in raising additional funds when required in sufficient amounts and on terms acceptable to the Company, it could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be reduced.

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

We Have a History of Losses and While We Achieved Our Fourth Consecutive Quarter of Profitability In the Third Quarter of 2002, We Incurred A Substantial Net Loss for the Year Ended December 31, 2001, and We May Not Be Able to Maintain Profitability

As of September 30, 2002, our accumulated deficit was $211.2 million. While we achieved our fourth consecutive quarter of profitability in the third quarter of 2002, we incurred a substantial net loss for the year ended December 31, 2001. During the fiscal quarter ended December 31, 2001 we sold our entire interest in E-LOAN Japan, which resulted in a one-time $3.2 million gain. Without this one-time gain of $3.2 million, we would have reported a net loss as opposed to the net income that was reported for such quarter. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

We Have Recently Experienced Significant Growth in Our Business, and If We Are Unable to Manage this Growth, Our Business Will Be Adversely Affected

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At September 30, 2001 and 2002, we had 386 and 601 full-time employees, respectively.

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

The Loss of One or More of Our Significant Marketing Agreements Could Adversely Affect Our Business

We rely on Internet marketing agreements to direct a significant number of prospective customers to our website. If we lose any of our significant marketing agreements, we could fail to meet our growth objectives, both in terms of additional borrowers and increased brand awareness. In the aggregate, approximately 33% and 75% of our mortgage and auto loan applications, respectively, were derived from the websites of our online marketing agreements during the three months ended September 30, 2002. Our marketing agreements are typically short-term, from one to four years in length, and most can be terminated for any reason upon 30 to 60 days prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If any of these agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business could be adversely affected.

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

We Are Dependent on Primarily Three Auto Loan Purchasers for the Majority of Our Sub-Prime Auto Loan Business

During the third quarter of 2002, the majority of our sub-prime auto loans were sold to three auto loan purchasers. If any of them are unable or unwilling to purchase our auto loans, we may experience delays in our ability to accept or process auto loan applications until we are able to secure new auto loan purchasers. In October 2002, we terminated our agreement with our largest sub-prime auto loan purchaser. While we are actively seeking additional replacements, sufficient additional purchasers for our sub-prime auto loans may not be available on favorable terms or at all, and could adversely affect our auto lending business.

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

For mortgage loans, E-LOAN attempts to minimize the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market, through its hedging activities. Individual mortgage loan risks are aggregated by note rate, mortgage loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. E-LOAN currently hedges its mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities and non-mandatory forward sale agreements with the ultimate investor. E-LOAN determines which alternative provides the best execution in the secondary market. In addition, E-LOAN does not believe its net interest income would be materially affected as a result of concurrent changes in long-term and short-term interest rates due to the short duration of time loans are held on the balance sheet prior to being sold to capital market loan purchasers (on average under thirty days).

E-LOAN believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in the market value of its fixed-rate mortgage loans held for sale. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

For prime auto loans, E-LOAN is subject to interest rate risk from the time an approval is extended to the borrower, until such time that the loan is sold to E-Loan Auto. E-LOAN extends a 45-day approval to prime auto loan borrowers, which commits E-LOAN to fund an auto loan at a fixed interest rate. At the time of sale to E-Loan Auto, the spread is locked between the fixed interest rate of the loan and the interest rate of the debt (which is LIBOR plus 1%). E-LOAN does not hedge the interest rate risk associated with these approvals, as it believes the that risk of significant changes in LIBOR during the period between approval and sale to E-Loan Auto to be minimal. However, if significant changes in LIBOR did occur after approval, but prior to sale, the value of the non-cash gain on sale to be recognized on these loans would be different than the value anticipated at the time of approval.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

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

Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on April 1, 2002, which discloses claims which have been filed against the Company. There have been no material developments with respect to these claims since the previously filed Annual Report.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

3.1	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999 (1)
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation if E-LOAN, Inc. dated February 15, 2001 (2)
3.3	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001 (2)
10.26	Mortgage Loan Purchase and Interim Servicing Agreement with Countrywide Home Loans, Inc. dated February 5, 2002*
10.27	Third Amendment to Master Commitment with GMAC Residential Funding dated February 7, 2002*
10.28	Letter of Agreement with CitiMortgage, Inc. dated March 1, 2002*
10.29	CMI Select Addendum with CitiMortgage, Inc. dated March 11, 2002
10.30	Fourth Amendment to Master Commitment with GMAC Residential Funding dated April 24, 2002*
10.31	Seventh Modification Agreement with GMAC Bank dated May 29, 2002
10.32	Mortgage Loan Purchase and Interim Servicing Agreement with Countrywide Home Loans, Inc. dated June 18, 2002*
10.33	Amendment Number One to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated July 1, 2002
10.34	Eighth Modification Agreement with GMAC Bank dated July 31, 2002
10.35	Second Amended and Restated Note with GMAC Bank dated August 21, 2002
10.36	Ninth Modification Agreement with GMAC Bank dated August 21, 2002
10.37	Amendment Number Two to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated August 26, 2002
10.38	Promissory Note in the amount of $425,000,000 with Greenwich Capital Financial Products, Inc dated August 26, 2002
10.39	Fifth Amendment to Master Commitment with GMAC Residential Funding dated September 9, 2002*
10.40	Mortgage Loan Purchase Agreement with Countrywide Home Loans, Inc. dated September 11, 2002
10.41	Tenth Modification Agreement with GMAC Bank dated September 30, 2002
10.42	Notice of Termination Letter to Charles Schwab & Co., Inc. dated October 21, 2002
10.43	Notice of Termination Letter from AmeriCredit Financial Services, Inc. dated October 25, 2002
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________

(1) Filed with Quarterly Report on Form 10-Q (FQE 6/30/00) on August 14, 2000.

(2) Filed with Annual Report on Form 10-K/A (FYE 12/31/00) on April 23, 2001.

*Confidential Treatment Requested

(b)    Reports on Form 8-K

The Company filed two reports on Form 8-K during the three months ended September 30, 2002. The first filed on July 26, 2002 for the purpose of reporting under Item 5 thereof the results of its second quarter financial results, and the second filed on September 5, 2002 for the purpose of reporting under Item 5 thereof the confirmation of its financial guidance for the third quarter of 2002.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

Dated: November 14, 2002

By:	/s/ Matthew Roberts
Matthew Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

OFFICER CERTIFICATIONS

I, Christian A. Larsen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of E-LOAN, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Christian A. Larsen
Chairman and Chief Executive Officer

I, Matthew Roberts, certify that:

1. I have reviewed this quarterly report on Form 10-Q of E-LOAN, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Matthew Roberts
Chief Financial Officer

EXHIBITS
10.26	Mortgage Loan Purchase and Interim Servicing Agreement with Countrywide Home Loans, Inc. dated February 5, 2002*
10.27	Third Amendment to Master Commitment with GMAC Residential Funding dated February 7, 2002*
10.28	Letter of Agreement with CitiMortgage, Inc. dated March 1, 2002*
10.29	CMI Select Addendum with CitiMortgage, Inc. dated March 11, 2002
10.30	Fourth Amendment to Master Commitment with GMAC Residential Funding dated April 24, 2002*
10.31	Seventh Modification Agreement with GMAC Bank dated May 29, 2002
10.32	Mortgage Loan Purchase and Interim Servicing Agreement with Countrywide Home Loans, Inc. dated June 18, 2002*
10.33	Amendment Number One to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated July 1, 2002
10.34	Eighth Modification Agreement with GMAC Bank dated July 31, 2002
10.35	Second Amended and Restated Note with GMAC Bank dated August 21, 2002
10.36	Ninth Modification Agreement with GMAC Bank dated August 21, 2002
10.37	Amendment Number Two to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated August 26, 2002
10.38	Promissory Note in the amount of $425,000,000 with Greenwich Capital Financial Products, Inc dated August 26, 2002
10.39	Fifth Amendment to Master Commitment with GMAC Residential Funding dated September 9, 2002*
10.40	Mortgage Loan Purchase Agreement with Countrywide Home Loans, Inc. dated September 11, 2002
10.41	Tenth Modification Agreement with GMAC Bank dated September 30, 2002
10.42	Notice of Termination Letter to Charles Schwab & Co., Inc. dated October 21, 2002
10.43	Notice of Termination Letter from AmeriCredit Financial Services, Inc. dated October 25, 2002
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Confidential Treatment Requested