Form 10-K/A
period 2001-12-31
E LOAN INC
filed 2002-11-20
CIK 1082337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


                                 AMENDMENT NO. 1

                                       ON

                                   FORM 10-K/A


                                   ----------

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER 000-25621

                                  E-LOAN, INC.
             (Exact name of Registrant as Specified in its Charter)

                DELAWARE                                 77-0460084
   (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                Identification Number)

                           5875 ARNOLD ROAD, SUITE 100
                            DUBLIN, CALIFORNIA 94568
           -----------------------------------------------------------
           (Address of Principal Executive Offices including Zip Code)

                                 (925) 241-2400
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:


                         COMMON STOCK, $0.001 PAR VALUE
                         ------------------------------
                                (Title of Class)

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

                                EXPLANATORY NOTE

     The Company is filing this Form 10-K/A for the fiscal year ended December 31, 2001 to amend Part I, Item 1. Description of Business; Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Part III, Item 13. Certain Relationships and Related Transactions; and the Notes to the Financial Statements. This Amendment does not restate any of the financial statements contained in the Company's initial filing. Other than the aforementioned changes, all other information included in the initial filing is unchanged.



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL BACKGROUND

E-LOAN, Inc. was incorporated on August 26, 1996 and began marketing its services in June 1997. Our purpose is to make the entire loan process not only more affordable but actually enjoyable.


We are an online provider of loans directly to consumers, offering borrowers a variety of purchase and refinance mortgage loans, auto loans, home equity loans and home equity lines of credit to suit their financial needs. We also offer access to credit cards, unsecured personal loans and education loans supplied by third-party providers as a service to our customers by including a hyperlink on our website which links to the website of a provider of these services.

We originate loans through our website and by telephone, fund the loan using warehouse and other lines of credit, and then promptly sell closed loans into the secondary capital markets. A "warehouse credit facility" is an asset-backed financing vehicle for the interim financing of mortgage and home equity loans. The facility is fully collateralized by the underlying first and second trust deed mortgages. A revolving line of credit facility is used to fund our auto loans which is fully collateralized by the underlying auto assets. At the time of funding of a borrower's loan, the credit facility advances 92%-99% of the value of the loan (depending on the type of loan), the remainder of which we self fund. The amount borrowed under the credit facility remains outstanding until the borrower's loan is sold in the secondary market to the investor. Upon the sale of the loan, the funds from the investor are used to repay the advance on the credit facility, any excess funds represent the repayment of our self funded portion of the loan, plus gain on the sale of the loan.


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


     BUSINESS MODEL. Our business model seeks to transform the traditional loan process by focusing on all three parts of the loan transaction: point of sale, transaction fulfillment, and sale of the loan to the capital markets. At the point of sale, we have reengineered the lending process to lower the cost to consumers, improve their control over the process, and expand the number of loan options compared with what consumers typically find in the offline world. We provide a clear means to compare and contrast loan products by making their true cost as transparent as possible. With strong capital market relationships, we underwrite and fund most of our loans as compared to a broker who serves as an intermediary. For the year ended December 31, 2001, we originated less than 1% of our mortgage loans as a broker, rather than self-funding the loan. Control over loan fulfillment allows us to streamline processes and help eliminate inefficiencies, saving borrowers time and money. Finally, when selling loans we sell to the highest bidder in the capital markets. This allows us to offer borrowers low rates available from a broad range of loan purchasers in the capital markets. The ability to innovate in all three parts of the loan transaction allows us to take full advantage of the enormous opportunities in online consumer lending.



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


PRODUCTS AND SERVICES

THE E-LOAN SOLUTION

We make the loan process more affordable by using the technology of the Internet to find the right loan for the consumer, to streamline every aspect of the loan application and approval process, and to pass cost savings on to consumers. We eliminate unnecessary, commissioned financing intermediaries such as mortgage brokers and auto dealer finance salespeople. We eliminate most traditional lender fees such as administration, commitment, processing, underwriting, wire transfer, or document preparation, which can exceed $1,500 for a mortgage. Our website is designed to offer prospective borrowers easy access to rate quotes, information about loan fulfillment and a variety of interactive tools and services to help them understand their options and make the best choices for their personal situations. At our website, borrowers can:

o quickly search a database of loan products from a variety of capital market sources;
o    compare two or more loans along many characteristics;
o use a calculator to determine the size of the loan for which they will qualify;
o    apply for loans online;
o    receive a credit decision in a very short time;
o    obtain a mortgage loan pre-approval letter;
o set up rate watch and monitoring accounts so that they can receive automatic notification;
o    receive overnight documentary drafts to take to auto dealers; and
o track their loan applications online through our unique E-Track service that monitors every stage of their loan application in real time.

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

BUSINESS DEVELOPMENT

The following are key areas of focus to further develop our business:

     EXPANDING CAPITAL MARKETS DEVELOPMENT AND CONSUMER DEBT OFFERINGS. We believe that our ability to satisfy customers' specific borrowing requirements by offering a comprehensive selection of consumer debt products available online nationwide is one of our greatest competitive advantages. We intend to continue to seek ways to increase the breadth of our capital market sources in order to expand the number and variety of product choices available for consumers while also improving our pricing flexibility.

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


MORTGAGE AND HOME EQUITY LOAN OPERATIONS


     OVERVIEW. As a direct-to-consumer lender we originate, underwrite, fund and promptly sell a variety of mortgage and home equity loans in the secondary capital markets, including long term and intermediate term mortgages, adjustable and fixed rate mortgages, no closing cost loans, home equity loans and home equity lines of credit. Originations are funded through our own warehouse lines of credit. Our loan originations are principally prime credit quality loans secured by single-family residences. All loans are underwritten pursuant to standards we establish to conform to the underwriting criteria of the ultimate purchasers of the loans. In this way, we minimize credit risk with our loan products. We engage in hedging activities to minimize interest rate risk during the brief time between rate-lock with our customer and sale of the loan.


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

We consider the following general underwriting criteria in determining whether to approve a loan application:

     o    employment and income;

     o    credit history;

     o    property value and characteristics; and

     o    available assets.


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


     LOAN PRODUCTION. We originate conventional mortgage loans (conforming and jumbo loans) and home equity loans and home equity lines of credit. Approximately 78% of the conventional loans originated are conforming loans, which are eligible for sale in programs sponsored by Fannie Mae or Freddie Mac. The remainder of the conventional loans are non-conforming loans. These include loans with an original balance in excess of $300,700 that otherwise meet all other Fannie Mae or Freddie Mac guidelines (jumbo loans), and other loans that do not meet those guidelines.


AUTO OPERATIONS


     OVERVIEW. We are an online provider of auto loans for new or used vehicles. We can also refinance an auto loan for customers who have made at least three payments on an existing automobile installment loan. We primarily fund auto loans using a line of credit and then sell them to auto loan purchasers in a manner similar to that which we employ for mortgage and home equity loan sales. The loan underwriting criteria are similar to those of our mortgage and home equity loans, and are also based upon the guidelines established by the ultimate loan purchaser, thereby reducing our credit risk. We minimize our interest rate risk as the auto loan purchasers provide an interest rate commitment that covers our time to process and sell them the loan.


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


CUSTOMERS

We are a direct-to-consumer lender. Our customer's loan characteristics vary by product type. Our capital market loan purchaser's generally look at three areas to assess loan risk:

     o    Credit reputation: credit score and history

     o    Collateral: loan amount relative to the home or auto value

     o    Capacity to pay: income, debt, cash reserves

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


MARKETING


Our brand and direct response marketing strategy is to attract home and auto loan applicants to our website by promoting the E-LOAN brand as a byword for trust, choice, open and honest competitive pricing and service for consumer loans. We rely on a variety of methods to promote our brand. By providing superior customer service, we promote referrals from satisfied borrowers. Offline marketing focuses on direct response vehicles (primarily direct mail and email campaigns) that target the demographic and geographic segments with the highest propensity to utilize an online loan provider. We plan to invest in new database and analysis systems and expand our staff of experienced direct marketers with the goal of achieving excellence in this area. Online marketing efforts are centered on marketing agreements with leading online companies and select use of banner advertising. We also intend to take advantage of both short and long term cross-selling opportunities across our product lines.

     MORTGAGE AND HOME EQUITY LOAN MARKETING. We have an exclusive marketing agreement with Charles Schwab & Co., Inc., pursuant to which a co-branded website with Schwab advertises exclusively our mortgage services and rates to visitors of the website. Our marketing agreements with such online websites as United Mileage Plus program and Bankrate.com drive applications through mortgage loan centers on those websites by including a hyperlink or banner advertisement on United's and Bankrate's website which leads the loan applicant to our website. We also have a marketing agreement with RE/MAX Realty, the nation's second-largest real estate agency, pursuant to which RE/MAX's website advertises exclusively our mortgage services and rates to visitors of the website. In addition, we engage in marketing activities at realtor and relocation trade shows and other events in the real estate industry in order to encourage realtors and relocation consultants to promote our website to homebuyers. A minority of our mortgage and home equity applications are derived from our online marketing agreements.

     AUTO LOAN MARKETING. Marketing agreements with leading automotive websites, including Microsoft's CarPoint, Autobytel.com, and Bankrate.com, drive applications from Internet savvy auto buyers through auto loan centers on those websites by including a hyperlink or banner advertisement on the automotive website which leads the loan applicant to our website. The majority of our auto applications are derived from online marketing agreements.



COMPETITION

PRIMARY COMPETITION


We compete in three principal markets: mortgage loans, home equity loans and auto loans. Our primary sources of competition in each of these markets are traditional offline lenders and to a lesser extent online providers of consumer loans. The largest competitors by market are: mortgage brokers for mortgage loans, the consumer's bank for home equity loans, and auto dealers for auto loans.

     MORTGAGE LOAN COMPETITION. Our largest competition for mortgage loans is mortgage brokers. The mortgage brokerage industry is very fragmented with a large number of brokers, none of which have a significant portion of the market for mortgage loans. Mortgage brokers continue to originate the majority of all mortgage loans. They originate these loans for large, national mortgage lenders. The popularity of using brokers is indicative of consumers desire to obtain a competitive price from among multiple lenders. Brokers are also middlemen in the transaction and as a result they cannot control the fulfillment process, and overall customer experience, in contrast to a direct-to-consumer lender. The brokers' key competitive advantage is their existing relationship with real estate agents who refer customers to them.

We self-fund most of our loans through the use of our warehouse lines of credit and act as a broker for less than 1% of the loans that we originate. Unlike a mortgage broker, as a direct-to-consumer lender we control all parts of the loan transaction process from application to funding of the loan. This offers the consumer the confidence that they are dealing with the ultimate decision maker on their loan, which allows for rapid credit decisions and streamlined processes. We believe real estate agents will gain confidence in our solution over time and want their customers to realize the benefits provided by our products and service. We also compete with the retail or consumer direct divisions of the large, national mortgage lenders such as Wells Fargo Mortgage, Chase Manhattan Mortgage, Washington Mutual and Countrywide Credit. These institutions are involved at several levels of the mortgage lending industry. They loan directly to consumers in the retail market, purchase loans from mortgage brokers in the wholesale market and purchase funded loans from direct lenders including us, in the correspondent or conduit market. We believe we have a competitive advantage over these institutions in the retail market because we are able to offer our customers competitive rates and products from a selection of capital market providers while these institutions generally offer only their own rates and products. These institutions have the competitive advantage of having greater financial and marketing resources than we do. We do not believe the ability of these institutional lenders to make wholesale purchases of loans from their consumer divisions provides them any particular advantage, since the wholesale market for the purchase of loans consists of multiple competitive purchasers.

     HOME EQUITY LOAN COMPETITION. There is an under-developed competitive market for home equity loans as compared to mortgage loans. Because of this, consumers tend to apply for home equity loans with their primary bank because of its familiarity. The principal competitors in this market are Citigroup, Bank of America and Household International. Our advantage is that we are often able to offer a more streamlined loan process. However, our competitors have the advantage of having an existing relationship with the customer and substantially greater financial and marketing resources than we do.

     AUTO LOAN COMPETITION. Our largest competition for auto loans is the auto dealership's finance salesperson through their lending sources. These lending sources include large financial institutions such as Chase Manhattan and Bank of America as well as the automobile manufacturer's finance companies including Ford Motor Credit and GMAC. These institutions have strong, existing relationships with the automobile dealers as well as greater financial and marketing resources. Our advantage is that by separating the auto financing from the purchasing transactions, we allow borrowers to establish the credit terms in a competitive environment prior to such borrower's decision to purchase the vehicle, when there is a risk of bundling the purchase price of the automobile and the price of financing.



ONLINE COMPETITION


     ONLINE DIRECT LENDER COMPETITION. Traditional single source lenders such as Washington Mutual, Countrywide Home Loans, Citibank and Bank of America have created websites which offer mortgage and home equity loans directly online as an alternative to the traditional process. The advantage of these lenders is that they have national reputations, substantial resources and extensive marketing greater than ours. These lenders, however, normally do not offer the consumer a selection of loan products from multiple capital market sources, and as a result may not provide the most competitive offers to the consumer.

The online lenders with the most comparative business models and product offerings are Quicken Loans, E*Trade Mortgage Corporation, and Ditech.com for mortgage and home equity loans, and Peoplefirst.com for auto loans. We compete with all of these online lenders on the basis of products, price and customer service. Quicken Loans was created through the purchase by Intuit of Rock Financial in December 1999. Quicken Loans is a provider of direct-to-consumer home loans, offering mortgages in all 50 states on the Internet through Quickenloans.com and in Michigan through three Rock Financial branches. Quicken Loans enjoys a competitive marketing advantage over us in its access to an approximate 25 million Intuit customer base. E*Trade Mortgage Corporation is also a direct-to-consumer lender of various mortgage products. E*Trade Mortgage Corporation was formed in February 2001 when LoansDirect merged with E*TRADE Group, Inc. E*Trade Mortgage Corporation also has a marketing competitive advantage over us based on its ability to cross sell to its brokerage and banking customers. Ditech.com is a division of GMAC Mortgage Corporation and as such it enjoys a competitive advantage over us in its substantially greater financial and marketing resources. Peoplefirst.com is an online direct auto loan provider. Peoplefirst.com was purchased by Capital One Financial in September 2001 and therefore enjoys a competitive marketing advantage over us in its access to Capital One's approximate 38 million customers. According to the Q1 2002 Internet

Scorecard for Mortgages produced by Gomez Research, a research group that provides objective, customer-focused research scorecards on various online financial services categories, including, ease of use, customer confidence, on-site resources, and relationship services, we ranked third overall out of the fifteen lenders evaluated. Our closest online competitors ranked as follows:
E*Trade Mortgage Corporation (fourth); Quicken Loans (seventh); and Ditech.com (tenth). There is not similar research available for online home equity or auto loans.

LOAN MARKETPLACE WEBSITES. We compete with a number of consumer loan websites which act much like traditional loan brokers, offering multi-lender distribution channels for banks and other financing sources. Among these providers are LendingTree and Providian's GetSmart. These websites are marketplaces that operate on an advertising model but do not actually make loans; they simply provide a conduit between borrower and lender. They do not offer complete transaction fulfillment for customers, and therefore, add additional steps and fees to the lending process. We believe we have a competitive advantage in being a direct lender because our control over the fulfillment process allows us to remove the redundant or unnecessary steps and related costs involved in getting a loan, and to pass savings onto the consumer. In addition, our capital markets access to multiple loan purchasers further enables us to provide consumers with highly competitive rates.



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

The recently enacted Gramm-Leach-Bliley Act ("GLBA"), among other things:

     o Restricts financial institutions from disclosing nonpublic personal information about a consumer, subject to certain exceptions;

     o Requires financial institutions to disclose its privacy policies and practices with respect to information sharing;

     o Does not preempt any state law that provides greater protection than provided for in the GLBA; and

     o Requires that financial institutions provide a means for consumers to opt out of information sharing with third parties.

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


ITEM 3. LEGAL PROCEEDINGS

Between August 10, 2001 and September 25, 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants, in the aggregate, E-LOAN, Inc., certain of our officers and directors, and certain underwriters (The Goldman Sachs Group, Inc., FleetBoston Robertson Stephens, Inc., Merrill Lynch Pierce Fenner & Smith, Inc., Credit Suisse First Boston Corp., J.P. Morgan Chase & Co.), some of which were involved in our initial public offering. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement and that E-LOAN and certain of our officers and directors violated Section 11 of the Securities Act of 1933 Section 10(b) of the Securities Exchange Act of 1934. The plaintiffs seek monetary damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition, liquidity and results of operations.


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

                                                   HIGH          LOW
          Fiscal 2000:
               First Quarter                     $ 16.75       $ 7.00
               Second Quarter                       9.34         3.25

               Third Quarter                        4.63         3.13
               Fourth Quarter                       4.88         0.38
          Fiscal 2001:
               First Quarter                        3.34         0.50
               Second Quarter                       1.88         0.95
               Third Quarter                        1.59         0.66
               Fourth Quarter                       1.99         0.96

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

                                                       YEARS ENDED DECEMBER 31,
                                    -------------------------------------------------------------
                                       1997         1998         1999         2000         2001
                                    ---------    ---------    ---------    ---------    ---------
INCOME STATEMENT DATA:
Revenues ........................   $   1,043    $   6,832    $  22,097    $  35,879    $  67,950
  Operating expenses:
    Operations ..................       1,319        8,257       22,779       31,747       42,946
    Sales and marketing .........         470        5,704       30,286       28,506       16,785
    Technology ..................         102        1,346        3,595        6,207        6,325
    General and administrative ..         524        1,619        6,859        6,840        5,784
    Non-cash marketing costs ....        --           --           --          6,490        5,970
    Amortization of unearned
    compensation ................        --          1,251       23,116        9,392        5,164
    Amortization of goodwill and
    intangible assets ...........        --           --         11,589       39,733       28,144
                                    ---------    ---------    ---------    ---------    ---------
      Total operating expenses ..       2,415       18,177       98,224      128,915      111,118
                                    ---------    ---------    ---------    ---------    ---------
       Loss from operations .....      (1,372)     (11,345)     (76,127)     (93,036)     (43,168)
  Other income, net .............          (2)         173        3,152        1,276        3,638
                                    ---------    ---------    ---------    ---------    ---------
  Net loss ......................   $  (1,374)   $ (11,172)   $ (72,975)   $ (91,760)   $ (39,530)
                                    =========    =========    =========    =========    =========
    Net loss per share:
       Basic and diluted ........   $   (0.12)   $   (0.98)   $   (2.75)   $   (1.91)   $   (0.73)
                                    =========    =========    =========    =========    =========
BALANCE SHEET DATA (AT
  END OF PERIOD):
Cash and cash equivalents .......   $   4,218    $   9,141    $  37,748    $  28,459    $  32,538
Loans held-for-sale .............        --         42,154       35,140       22,745      162,246
Goodwill and intangible assets ..        --           --         67,878       28,144         --
Total assets ....................       4,680       55,523      152,967       99,743      210,626
Warehouse and other lines payable        --         41,046       33,115       17,678      158,148
Long term obligations ...........        --          1,289        2,525        1,088        5,000
Mandatorily redeemable
  convertible preferred stock ...       5,049       21,393         --           --           --
Total stockholders' equity
  (deficit) .....................        (966)     (11,184)     103,007       67,486       39,768

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

OTHER REVENUES

The Company generates revenues from referral fees paid by various partners in exchange for consumer loan referrals generated by advertising such partners' products on the Company's website. The current consumer loan referral programs offered include credit cards, unsecured personal loans and education loans. Other revenues generated approximately 1% of the total revenues in the year ended December 31, 2001.



QUARTERLY RESULTS

The following table sets forth the unaudited results of operations for the Company on a quarterly basis and expressed as a percentage of total revenues (dollars in thousands):

                                                                    THREE MONTHS ENDED
                               -------------------------------------------------------------------------------------------
                               MARCH 31,    JUNE 30,   SEPT. 30,    DEC 31,    MARCH 31,   JUNE 30,   SEPT. 30,     DEC 31,
                                 2000        2000        2000        2000        2001        2001        2001        2001
                               -------     -------     -------     -------     -------     -------     -------     -------
Revenues ...................     7,113       8,483       8,966      11,317      16,367      15,207      16,862      19,515

Operating expenses:
  Operations ...............     6,836       7,170       8,442       9,299      11,488      10,693      10,181      10,583
  Sales and marketing ......     9,134       7,596       6,295       5,481       4,831       3,978       3,616       4,360
  Technology ...............     1,122       1,707       1,650       1,728       1,783       1,680       1,461       1,402
  General and administrative     1,789       1,953       1,548       1,550       1,488       1,276       1,380       1,641
  Amortization of non-cash
    marketing costs ........        --         519       2,985       2,986       2,985       2,985          --          --
  Amortization of unearned
    compensation ...........     3,468       2,918       1,723       1,283         257       1,020       1,045       2,841
  Amortization of goodwill
    and intangible assets ..     9,933       9,933       9,933       9,934       9,933       9,933       8,278          --
                               -------     -------     -------     -------     -------     -------     -------     -------
  Total operating expenses .    32,282      31,796      32,576      32,261      32,765      31,565      25,961      20,827
                               -------     -------     -------     -------     -------     -------     -------     -------
Loss from operations .......   (25,169)    (23,313)    (23,610)    (20,944)    (16,398)    (16,358)     (9,099)     (1,312)
Other income, net ..........       388         201         486         201          84         238          88       3,228
                               -------     -------     -------     -------     -------     -------     -------     -------
Net income (loss) ..........   (24,781)    (23,112)    (23,124)    (20,743)    (16,314)    (16,120)     (9,011)      1,916
                               =======     =======     =======     =======     =======     =======     =======     =======

AS A PERCENTAGE OF REVENUES:
Revenues ...................       100%        100%        100%        100%        100%        100%        100%        100%

Operating expenses:
  Operations ...............        96%         85%         94%         82%         70%         70%         60%         54%
  Sales and marketing ......       128%         90%         70%         48%         30%         26%         21%         22%
  Technology ...............        16%         20%         18%         15%         11%         11%          9%          7%
  General and administrative        25%         23%         17%         14%          9%          8%          8%          8%
  Amortization of non-cash
    marketing costs ........        --           6          33%         26%         18%         20%         --          --
  Amortization of unearned
    compensation ...........        49%         34%         19%         11%          2%          7%          6%         15%
  Amortization of goodwill
    and intangible assets ..       140%        117%        111%         88%         61%         65%         50%         --
                               -------     -------     -------     -------     -------     -------     -------     -------
  Total operating expenses .       454%        375%        363%        285%        201%        207%        154%        107%
                               -------     -------     -------     -------     -------     -------     -------     -------
Loss from operations .......      -354%       -275%       -263%       -185%       -101%       -107%        -54%         -7%
Other income, net ..........         5%          2%          5%          2%          1%          2%          1%         17%
                               -------     -------     -------     -------     -------     -------     -------     -------
Net income (loss) ..........      -348%       -272%       -258%       -183%       -100%       -105%        -53%         10%
                               =======     =======     =======     =======     =======     =======     =======     =======



OTHER INCOME, EFFECT ON QUARTERLY RESULTS

In the fourth quarter of 2001, the Company sold its entire interest in E-LOAN Japan, which resulted in a one-time $3.2 million gain. Without this one-time gain of $3.2 million, the Company would have reported a net loss as opposed to the net income that was reported for the quarter ended December 31, 2001.



REVENUES

The following table provides the components of revenue shown as a percentage of total revenues:

                               MARCH 31,  JUNE 30,  SEP. 30,  DEC. 31,  MARCH 31, JUNE 30, SEP. 30,   DEC. 31,
                                 2000      2000      2000      2000      2001      2001      2001      2001
                               ---------  --------  --------  --------  --------  -------- --------  ---------
Mortgage ..................       44%       50%       48%       43%       44%       58%       61%       64%
Interest income on mortgage
  and home equity loans ...       10%       13%       17%       18%       19%       20%       18%       18%
Home equity ...............       --        --        --         2%        4%        6%       10%        9%
Auto ......................       44%       35%       33%       35%       32%       14%       10%        8%
Other .....................        2%        2%        2%        2%        1%        2%        1%        1%
                                 ---       ---       ---       ---       ---       ---       ---       ---
Total revenues ............      100%      100%      100%      100%      100%      100%      100%      100%
                                 ===       ===       ===       ===       ===       ===       ===       ===


Revenues increased from the first quarter to the fourth quarter of 2000 from $7.1 million to $11.3 million and increased from the first quarter to the fourth quarter of 2001 from $16.4 million to $19.5 million. A significant portion of these increases resulted from growth in the dollar volume of mortgage and home equity loans closed and sold. Home equity operations commenced in the fourth quarter of 2000, whereas mortgage revenues benefited from an increase in refinance loans due to falling interest rates in 2001. Refinance mortgage accounted for 89% of closed loan volume in the fourth quarter of 2001 as compared to 52% in the fourth quarter of 2000. Revenues also increased due to an increase in interest income earned on mortgage and home equity loans. Auto revenues increased from the first quarter to the fourth quarter of 2000 from $3.1 million to $3.9 million and decreased from the first quarter to the fourth quarter of 2001 from $5.3 million to $1.5 million. The decline in 2001 is largely attributed to strong competition from the auto manufacturers in the form of widely available incentive financing rates, such as 0% interest rate specials. The Company lowered interest rates on auto loans to try and remain competitive as evidenced in the decline in average basis points per loan from the first quarter of 2001 through the fourth quarter of 2001. However, since the Company cannot compete with 0% interest rate specials, the Company experienced a significant decline in the volume of auto loans funded, most severely from the first quarter in 2001 to the second quarter in 2001. This resulted in sharp declines in auto revenues from the first quarter of 2001 through the fourth quarter of 2001.


The following table summarizes dollar volume of loans closed and sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

               MARCH 31,  JUNE 30,    SEP. 30,   DEC. 31,  MARCH 31,  JUNE 30,   SEP. 30,    DEC. 31,
                 2000       2000       2000       2000       2001       2001       2001       2001
               --------   --------   --------   --------   --------   --------   --------   --------
MORTGAGE
$ Volume       $265,413   $315,607   $293,241   $344,785   $555,434   $697,246   $702,324   $764,714
Revenue        $  3,139   $  4,190   $  4,209   $  4,862   $  7,215   $  8,772   $ 10,243   $ 12,769
BPS                 118        133        144        141        130        126        146        167

HOME EQUITY
$ Volume       $     --   $     --   $     --   $ 13,605   $ 32,208   $ 62,351   $ 87,439   $ 65,049
Revenue        $     --   $     --   $     --   $    192   $    622   $    970   $  1,681   $  1,705
BPS                  --         --         --        141        193        156        192        262

AUTO
$ Volume       $176,828   $174,043   $188,097   $320,955   $303,449   $130,951   $117,295   $111,338
Revenue        $  3,145   $  2,962   $  2,999   $  3,913   $  5,281   $  2,095   $  1,720   $  1,498
BPS                 178        170        159        122        174        160        147        135

The following table illustrates the percentages of the Company's mortgage closed loan volume from purchase and refinance loans as compared to the total market (according to Mortgage Bankers Association of America) through 2001:


E-LOAN                    1999    2000    Q1 01   Q2 01   Q3 01   Q4 01    2001
                          ----    ----    -----   -----   -----   -----    ----
   Purchase                32%     61%     17%     15%     22%     11%      16%
   Refinance               68%     39%     83%     85%     78%     89%      84%

TOTAL MARKET              1999    2000    Q1 01   Q2 01   Q3 01   Q4 01    2001
                          ----    ----    -----   -----   -----   -----    ----
   Purchase                66%     81%     45%     50%     55%     30%      45%
   Refinance               34%     19%     55%     50%     45%     70%      55%


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

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                  MARCH 31,  JUNE 30,  SEP. 30,  DEC. 31, MARCH 31,  JUNE 30,  SEP. 30,  DEC. 31,
                                     2000      2000      2000      2000      2001      2001      2001      2001
                                   -------   -------   -------   -------   -------   -------   -------   -------
Mortgage .......................   $ 4,094   $ 4,020   $ 4,130   $ 3,898   $ 5,076   $ 5,190   $ 4,907   $ 5,767
Interest expense on mortgage
  and home equity loans ........       729     1,076     1,540     2,090     2,881     2,481     2,110     1,988
Home equity ....................        --        --        --       226       385       771       984       953
Auto ...........................     2,013     2,028     2,696     3,022     3,114     2,204     2,135     1,832
Other ..........................        --        46        76        63        32        47        45        43
                                   -------   -------   -------   -------   -------   -------   -------   -------
Total operations ...............   $ 6,836   $ 7,170   $ 8,442   $ 9,299   $11,488   $10,693   $10,181   $10,583
                                   =======   =======   =======   =======   =======   =======   =======   =======


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

DIRECT MARGIN. Direct margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (dollars in thousands):

                         MARCH 31,  JUNE 30,  SEP. 30,  DEC. 31,  MARCH 31,  JUNE 30,   SEP. 30,   DEC. 31,
                           2000       2000      2000      2000       2001      2001      2001       2001
                         -------    -------   -------   -------    -------   -------    -------    -------
Mortgage .............   $  (955)   $   170   $    79   $   964    $ 2,139   $ 3,582    $ 5,336    $ 7,002
Interest margin ......       (48)        47        22        (8)       146       527        871      1,454
Home equity ..........        --         --        --       (34)       237       199        697        752
Auto .................     1,132        934       303       891      2,167      (109)      (415)      (334)
Other ................       148        162       120       205        190       315        192         58
                         -------    -------   -------   -------    -------   -------    -------    -------
Total direct margin...   $   277    $ 1,313   $   524   $ 2,018    $ 4,879   $ 4,514    $ 6,681    $ 8,932
                         =======    =======   =======   =======    =======   =======    =======    =======


Direct margin increased from the first quarter to the fourth quarter of 2000 from $0.3 million to $2.0 million, and increased from the first quarter to the fourth quarter of 2001 from $4.9 million to $8.9 million. The growth in direct margin is due largely to the contribution from mortgage volume coupled with technology and process improvements. Additionally, the increase in direct margin is due to the positive spread of interest income over interest expense, as well as the addition of home equity operations, which commenced in the fourth quarter of 2000. Auto direct margin turned negative in the second quarter of 2001 as loan volume declined due to the industry's broad use of low interest rate financing incentives. The Company was unable to lower interest rates on auto loans to a competitive level in the heavy interest rate incentive environment and therefore sustained sharp decreases in overall volume and the resulting revenue from that volume. The decline in auto loan volume and revenue was greater than the Company's ability to lower related auto operations expenses and resulted in negative direct margins for the second through the fourth quarters of 2001. We expect auto direct margin to turn positive again when use of these incentives returns to normal levels.

SALES AND MARKETING. Sales and marketing expense is primarily comprised of expenses (excluding non-cash marketing costs) related to advertising, promotion and marketing agreements and employee compensation and other expenses related to marketing personnel. Sales and marketing decreased sequentially from the first quarter to the fourth quarter of 2000 from $9.1 million to $5.5 million and decreased from $4.8 million in the first quarter of 2001 to $4.4 million in the fourth quarter of 2001. Sales and marketing expense decreased as a percentage of revenues from 128% for the first quarter of 2000 to 48% for the fourth quarter of 2000, and decreased as a percentage of revenues from 30% in the first quarter of 2001 to 22% in the fourth quarter of 2001. Sales and marketing expense decreased in 2000 and 2001 as a percentage of revenue due to increased leverage from new and existing advertising and marketing relationships. Sales and marketing expenses are expected to continue at approximately 25% of total revenues in upcoming quarters, representing an increase in absolute dollars as revenues grow.


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


AMORTIZATION OF NON-CASH MARKETING COSTS. On April 25, 2000, the Company issued two warrants to purchase up to 13.1 million shares of common stock to The Charles Schwab Corporation pursuant to a marketing agreement with Schwab. The total valuation of both of these warrants was determined to be $12.5 million. The assumptions used to value the warrants are detailed in Note 16 to the Financial Statements. The amount was recorded as a contra-equity item called marketing services receivable and was expensed over a one-year term based on the Company's unilateral cancellation right on or before the end of the agreement's first year. The marketing services receivable concluded amortization on June 30, 2001 (see Note 16 to the Financial Statements).


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


AMORTIZATION OF GOODWILL. Amortization of goodwill, which resulted from the acquisition of Electronic Vehicle Remarketing, Inc. ("CarFinance.com") in September of 1999, was $9.9 million per quarter from the first quarter of 2000 through the second quarter of 2001, and decreased to $8.3 million in the third quarter of 2001, the final quarter of amortization. As of December 31, 2001, goodwill was fully amortized.

OTHER INCOME, NET. Other income, net, decreased from the first quarter to the fourth quarter of 2000 from $0.4 million to $0.2 million, and increased from the first quarter to the fourth quarter of 2001 from $0.1 million to $3.2 million. In the fourth quarter of 2001, the Company sold its entire interest in E-LOAN Japan, which resulted in a one-time $3.2 million gain. Without this one-time gain of $3.2 million, the Company would have reported a net loss as opposed to the net income that was reported for the quarter ended December 31, 2001.



COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 2001

The  following  table sets forth the results of  operations  for the Company and
these  results   expressed  as  a  percentage  of  total  revenues  (dollars  in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                     -----------------------
                                                        2000          2001
                                                     ---------     ---------
Revenues .........................................   $  35,879     $  67,950
Operating expenses:
  Operations .....................................      31,747        42,946
  Sales and marketing ............................      28,506        16,785
  Technology .....................................       6,207         6,325
  General and administrative .....................       6,840         5,784
  Amortization of non-cash marketing costs .......       6,490         5,970
  Amortization of unearned compensation ..........       9,392         5,164
  Amortization of goodwill and intangible assets..      39,733        28,144
                                                     ---------     ---------
     Total operating expenses ....................     128,915       111,118
                                                     ---------     ---------
Loss from operations .............................     (93,036)      (43,168)
Other income, net ................................       1,276         3,638
                                                     ---------     ---------
Net loss .........................................   $ (91,760)    $ (39,530)
                                                     =========     =========
AS A PERCENTAGE OF REVENUES:
Revenues .........................................         100%          100%
Operating expenses:
  Operations .....................................          88%           63%
  Sales and marketing ............................          79%           25%
  Technology .....................................          17%            9%
  General and administrative .....................          19%            9%
  Amortization of non-cash marketing costs .......          18%            9%
  Amortization of unearned compensation ..........          26%            8%
  Amortization of goodwill and intangible assets..         111%           41%
                                                     ---------     ---------
     Total operating expenses ....................         359%          164%
                                                     ---------     ---------
Loss from operations .............................        -259%          -64%
Other income, net ................................           4%            5%
                                                     ---------     ---------
Net loss .........................................        -256%          -58%
                                                     =========     =========


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

SALES AND MARKETING. Sales and marketing expenses decreased $11.7 million from $28.5 million for the twelve months ended December 31, 2000 to $16.8 million for the twelve months ended December 31, 2001. Sales and marketing expenses as a percentage of revenues decreased from 79% in 2000 to 25% in 2001. The decreases are the result of reduced spending in the Company's national advertising campaign and improved leverage from new and existing advertising and marketing relationships resulting in more cost-effective customer acquisitions. Sales and marketing headcount decreased by 2 to 17 as of December 31, 2001 from 19 as of December 31, 2000.

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


OTHER INCOME, NET. Other income, net, increased $2.3 million from $1.3 million for the twelve months ended December 31, 2000 to $3.6 million for the twelve months ended December 31, 2001. The increase is primarily due to the sale of shares in E-LOAN Japan, which resulted in a gain of $3.2 million. This gain was partially off-set by a decrease of approximately $1.0 million in interest on short-term investments.



COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 2000

The  following  table sets forth the results of  operations  for the Company and
these  results   expressed  as  a  percentage  of  total  revenues  (dollars  in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                     -----------------------
                                                        1999          2000
                                                     ---------     ---------
Revenues .........................................   $  22,097     $  35,879

Operating expenses:
  Operations .....................................      22,779        31,747
  Sales and marketing ............................      30,286        28,506
  Technology .....................................       3,595         6,207
  General and administrative .....................       6,859         6,840
  Amortization of non-cash marketing costs .......          --         6,490
  Amortization of unearned compensation ..........      23,116         9,392
  Amortization of goodwill and intangible assets..      11,589        39,733
                                                     ---------     ---------
     Total operating expenses ....................      98,224       128,915
                                                     ---------     ---------
Loss from operations .............................     (76,127)      (93,036)
Other income, net ................................       3,152         1,276
                                                     ---------     ---------
Net loss .........................................   $ (72,975)    $ (91,760)
                                                     =========     =========
AS A PERCENTAGE OF REVENUES:

Revenues .........................................         100%          100%

Operating expenses:
  Operations .....................................         103%           88%
  Sales and marketing ............................         137%           79%
  Technology .....................................          16%           17%
  General and administrative .....................          31%           19%
  Amortization of non-cash marketing costs .......          --            18%
  Amortization of unearned compensation ..........         105%           26%
  Amortization of goodwill and intangible assets..          52%          111%
                                                     ---------     ---------
     Total operating expenses ....................         445%          359%
                                                     ---------     ---------
Loss from operations .............................        -345%         -259%
Other income, net ................................          14%            4%
                                                     ---------     ---------
Net loss .........................................        -330%         -256%
                                                     =========     =========


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

SALES AND MARKETING. Sales and marketing expenses decreased $1.8 million from $30.3 million for the twelve months ended December 31, 1999 to $28.5 million for the twelve months ended December 31, 2000. Sales and marketing expenses as a percentage of revenues decreased from 137% in 1999 to 79% in 2000. The decreases are the result of reduced spending in the Company's national advertising campaign and improved leverage from new and existing marketing relationships resulting in more cost-effective customer acquisitions. Sales and marketing headcount increased by 2 to 19 as of December 31, 2000 from 17 as of December 31, 1999.

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


On July 12, 2001 the Company issued a $5.0 million convertible note to The Charles Schwab Corporation, which was convertible into shares of its common stock at a conversion price of $1.06 per share and which was set to mature on January 19, 2003. The convertible note bore interest at a rate of 8% per annum and was payable quarterly. On March 14, 2002, the Company elected to redeem the note prior to its maturity date. Under the terms of the note, the Company notified Schwab of its intent to redeem the note on April 15, 2002 by payment of $5,250,000 (105% of the unpaid principal as of the date of redemption). On April 12, 2002, The Charles Schwab Corporation exercised its option to convert the amount due under the note into 4,716,981 shares of the Company's common stock, in lieu of repayment, and therefore the note was converted rather than redeemed.


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


WE HAVE A HISTORY OF LOSSES, WHILE WE ACHIEVED PROFITABILITY IN THE FOURTH QUARTER OF 2001, WE INCURRED A SUBSTANTIAL NET LOSS FOR THE YEAR, AND WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY

We incurred net losses of $91.8 million and $39.5 million for the years ended December 31, 2000 and 2001, respectively. As of December 31, 2001, our accumulated deficit was $216.9 million. Although we incurred a substantial net loss for the fiscal year ended December 31, 2001, we achieved profitability in the fourth quarter of 2001. However, during this quarter we sold our entire interest in E-LOAN Japan, which resulted in a one-time $3.2 million gain. Without this one-time gain of $3.2 million, we would have reported a net loss as opposed to the net income that was reported for the quarter ended December 31, 2001. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.


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

THE LOSS OF ONE OR MORE OF OUR SIGNIFICANT MARKETING AGREEMENTS COULDADVERSELY AFFECT OUR BUSINESS

We rely on Internet marketing agreements with other companies to direct a significant number of prospective customers to our website. If we lose any of our significant marketing agreements, we could fail to meet our growth objectives, both in terms of additional borrowers and increased brand awareness. In the aggregate, approximately 30% and 60% of our mortgage and auto loan applications, respectively, were derived from the websites of our online marketing agreements during the year ended December 31, 2001. Our marketing agreements are typically short-term, from one to four years in length, and most can be terminated for any reason upon 30 to 60 days prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If any of these agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business could be adversely affected.


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


LOAN AGREEMENT WITH CHRISTIAN A. LARSEN. On April 2, 2001, we entered into a loan agreement with Christian A. Larsen, Chairman of the Board and Chief Executive Officer, that provided us with the ability to draw funds up to an aggregate of $7.5 million upon demand. Under the terms of the loan agreement, the loan commitment under the loan agreement was required to be reduced by an amount equal to the principal amount of any subsequent loan received by the Company. Upon the sale of a $5 million convertible note to The Charles Schwab Corporation the loan commitment under the loan agreement was reduced to $2.5 million. The loan agreement expired on January 5, 2002 and no amounts are owing under any borrowings made pursuant to the loan agreement.

SALE OF COMMON STOCK TO SCHWAB. On April 25, 2000, Charles Schwab & Co., Inc., an affiliate of The Charles Schwab Corporation, participated in a private placement of 10,666,664 shares of our common stock. In the transaction Schwab purchased 2,666,666 shares of our common stock at a price of $3.75, for a total investment of $10,000,000. The average of the high and low price of the Company's common stock as reported by the Nasdaq National Market on April 24, 2000 (prior to date of the issuance) and on April 25, 2000 (the date of issuance of the shares and the public announcement of the Marketing Agreement (see below)) was $4.16 and $7.60 per share, respectively. Following the purchase of the shares, Schwab beneficially owned approximately 5% of our outstanding shares of common stock.


SUBSEQUENT TRANSACTIONS.

Since the sale of common stock to Schwab, we have entered into three material transactions with Schwab, resulting in total benefits to Schwab of $18,794,652 (which amount does not include any value for the exchange of warrants, since we determined the warrants were of equal value): (i) a four year Marketing Agreement pursuant to which Schwab agreed to promote a co-branded website, http://schwab.eloan.com, by providing links to it from its website and through mailings to its customer base; (ii) the sale of a $5 million convertible note to Schwab which was convertible into shares of our common stock at a conversion price of $1.06 per share, and was also collateralized by a security interest in certain of our assets and had a maturity date of January 19, 2003; and (iii) an exchange pursuant to which Schwab exchanged an existing warrant for a new warrant. As of December 31, 2001, Schwab had received warrants in the aggregate value of $12,460,000, a total of $1,564,080 in marketing fees and $219,000 in discounts on Schwab employee mortgage loans. Prior to conversion, Schwab received a total of $296,667 in interest payments under the convertible note. The total benefits received by Schwab as a result of the issuance of the convertible note and subsequent conversion to common stock on April 12, 2002 include the $296,667 in interest payments and a potential gain of $3,584,905, which is equal to the low price of our stock of $1.82 per share on the date of conversion, less the conversion price of $1.06 per share, multiplied by the 4,716,981 shares of common stock that the note was converted into. On July 12, 2001, Schwab surrendered its warrant to purchase 6,600,000 shares of common stock at an exercise price of $15.00 ("surrendered warrant") and the Company issued to Schwab a new warrant to purchase 1,389,000 shares of common stock at an exercise price of $5.00 and with an expiration date of July 25, 2003 ("exchange warrant"). As a result of the exchange, Schwab reduced the number of shares it was entitled to purchase, but increased the likelihood that at some point in the future the exercise price would be less than the market price of the Company's common stock.


MARKETING AGREEMENT WITH SCHWAB.

Since entering into the Marketing Agreement, the aggregate benefits associated with the Marketing Agreement paid to Schwab totaled $14,913,080. The Marketing Agreement has generated revenues of approximately $5,808,000 through December 31, 2001. We do not have a way to calculate profits on a per marketing agreement basis.

Since entering into the four year Marketing Agreement with Schwab on April 25, 2000, the aggregate benefits associated with the Marketing Agreement paid to Schwab total $14,913,080, consisting of the $1,564,080 in total marketing fees paid, the $670,000 in total co-op marketing cost reimbursements, the $219,000 in total discounts on Schwab employee mortgage loans and the warrants valued at $12,460,000. Certain of our costs cannot be segregated and quantified, including those associated with our obligations to Schwab under the Marketing Agreement, including, creating the co-branded website, and creating links to, providing customer support to, and operating and maintaining the co-branded website.
Because we do not maintain or host the entire Schwab.com website, only the "Schwab Mortgage Center" pages, and because we do not designate personnel that specifically maintain the co-branded pages, we cannot accurately segregate and quantify these costs. We do not have a way to calculate profits on a per marketing agreement basis.

In addition, to our obligation to pay marketing fees, reimburse co-op marketing costs and offer discounts to Schwab employees, Schwab receives certain non-quantifiable benefits, including the right to require us to nominate a person designated by Schwab to our Board of Directors. Under the Marketing Agreement, we are required to nominate a person designated by Schwab to our Board of Directors. Schwab was initially obligated to create links to the co-branded website from its website and is currently obligated to promote the website. Upon the termination of the Marketing Agreement, our obligation to nominate a person designated by Schwab will also terminate.

During the period beginning April 25, 2000 through December 31, 2001, the Marketing Agreement generated loan volumes of $346.2 million, resulting in revenues of approximately $5,808,000. In the fiscal years ended December 31, 2000 and 2001, the Company recorded revenue earned from the sale of loans attributable to the Marketing Agreement of $373,000 and $5,435,000, respectively. Since entering into the Marketing Agreement, the aggregate costs associated with the Marketing Agreement total $14,913,080, consisting of the $1,564,080 in marketing fees paid, the $670,000 in co-op marketing costs, the $219,000 in discounts on Schwab employee mortgage loans and the warrants valued at $12,460,000. Daniel O. Leemon, a member of Schwab's Management Committee, has served as a member of our Board of Directors since July 2000.

For the first year of the Marketing Agreement we paid $779,000 in cash marketing fees to Schwab. As of December 31, 2001, we had paid $785,080 in cash marketing fees to Schwab for the second year of the Marketing Agreement. In addition to marketing fees paid to Schwab, we incur other advertising expenses directed toward the Schwab customer base known as co-op marketing costs. The co-op marketing costs cover such items as direct mail pieces, emails, postcards and newsletters sent to Schwab customers. The materials sent to Schwab customers advertise our mortgage services and our co-branded website and do not mention other mortgage providers. There is no minimum co-op marketing expense required under the agreement. The co-op marketing costs are a pass through of costs and do not generate profit for Schwab. In the fiscal years ended December 31, 2000 and 2001 we paid to Schwab a total of approximately $195,000 and $475,000 to reimburse them for co-op marketing costs. Under the Marketing Agreement we are also obligated to provide employees of Schwab and its affiliates a 1/2 point discount on mortgage loan fees. For the fiscal years ended December 31, 2000 and 2001, we gave a total of $43,000 and $176,000 in discounts to Schwab employees on mortgage loan fees. In addition, we granted to Schwab two warrants to purchase 13.1 million shares of common stock valued at $12,460,000.

Under the Marketing Agreement Schwab was initially required to create links to the new co-branded website from other Schwab websites and emails to Schwab customers, and is required to promote the website, for which we are obligated to reimburse Schwab for any costs incurred in promotion of the website.

Under the  Marketing  Agreement,  we were  required  to develop  the  co-branded website. The co-branded website is currently active and is located at http://schwab.eloan.com. Under the Marketing Agreement, we are also required to create links to the co-branded website from our website. In addition, we are responsible for the operation and maintenance of the co-branded website and for providing customer support to users accessing the website. Furthermore, we are required to reimburse Schwab for all co-op marketing costs incurred by Schwab in promoting the co-branded website.

Certain of our costs cannot be segregated and quantified, including those associated with our obligations to Schwab under the Marketing Agreement, including, creating the co-branded website, and creating links to, providing customer support to, and operating and maintaining the co-branded website.
Because we do not maintain or host the entire Schwab.com website, only the "Schwab Mortgage Center" pages, and because we do not have designated personnel that specifically maintain the co-branded pages, we cannot accurately segregate and quantify these costs.

In addition to the Marketing Agreement with Schwab, we have marketing agreements with several other entities relating to our mortgage, home equity and auto loan products. Under these agreements we are obligated to pay monthly marketing fees. In exchange, the other party to the marketing agreement is obligated to market our mortgage, home equity and auto loan products to its customer through such means as providing links to a co-branded website, banner advertising, emails or direct mailings. The term of these marketing agreements range from one month to 2 years, with most of the terms being of one year or less. For the year ended December 31, 2001, the aggregate fees and benefits paid to Schwab were $1,750,580 (not including the warrants issued to Schwab in 2000 valued at $12,460,000). This includes marketing fees, employee discounts on mortgage loan fees and co-op marketing cost reimbursements. During 2001 the aggregate fees and benefits paid to United Mileage Plus, BankRate and Microsoft CarPoint, which were our next largest marketing agreements were $1,166,150, $708,000, and $462,000, respectively. This includes marketing fees, and in the case of United Mileage Plus, reimbursement of marketing costs for marketing services provided by a third-party marketing agency. With regard to the Schwab Marketing
Agreement, Schwab was provided certain benefits which were not generally provided to other marketing agreement parties, including employee mortgage loan fee discounts and warrants. Generally our other marketing agreements, unlike the Marketing Agreement with Schwab, do not provide for exclusive marketing of our products. In addition, with the exception of the Schwab, United Mileage Plus and Delta Airlines marketing agreements, we generally do not reimburse marketing costs. Since 1998, we have not granted warrants to anyone other than Schwab in connection with a marketing agreement. During 2001, the revenues generated from the Schwab Marketing Agreement were greater than the revenues generated from any of our other marketing agreements. At any one time we may have marketing agreements with approximately 50-100 different entities. We do not have a way to calculate profits on a per marketing agreement basis.

AMENDMENTS TO MARKETING AGREEMENT

In connection with the Marketing Agreement, we agreed to pay Schwab cash payments in the amount of $929,000, $3,547,000, $11,100,000 and $13,284,000 for
each of the four years of the agreement, respectively. The escalating payments correlated to the anticipated future benefit from the Marketing Agreement as of April 2000. As a result of six subsequent amendments to the Marketing Agreement, the total amount of marketing fees required to be paid to Schwab has been reduced from $28,860,000 to $3,410,320. The marketing fees payable to Schwab were reduced to better match the then anticipated future benefit from the Marketing Agreement. The reduction was determined by re-forecasting the expected future loan volume to be generated under the Marketing Agreement. Less than anticipated future loan volume resulted in a reduction in marketing fees for future years.

Effective July 1, 2000, the Marketing Agreement was amended by a First Amendment to the Marketing Agreement, which revised and replaced the termination provisions contained in the original agreement to allow us a unilateral right to terminate the agreement on the one year anniversary of the agreement, which if exercised, no marketing amounts would be owed for years 2 through 4. Therefore, the first year marketing fee payment (which was adjusted to $779,000 as part of the Third Amendment to the Marketing Agreement) was amortized ratably over the first year of the agreement.

On September 30, 2000, the Marketing Agreement was amended by a Second Amendment to Marketing Agreement, to reflect that marketing fees would be payable in equal monthly installments over the term of the agreement beginning with the effective date of the agreement of July 1, 2000.

On January 1, 2001, the Marketing Agreement was amended by a Third Amendment to Marketing Agreement, to reduce the marketing fees payable for the first year by $150,000 to $779,000, to increase the marketing fees payable for the second year by $19,049 to $3,566,049, to increase the marketing fees payable for the third year by $59,611 to $11,159,611, and to increase the marketing fees payable for the fourth year by $71,340 to $13,355,340. The marketing fees payable to Schwab for the first four years of the Marketing Agreement were changed to reflect the deferred effective date of the Marketing Agreement of July 1, 2000, as a result of the Second Amendment to the agreement.

On July  1,  2001,  at the  commencement  of the  second  year of the  Marketing
Agreement, the agreement was amended by a Fourth Amendment to Marketing Agreement, to reduce the marketing fees payable for the second year by $1,995,889 to $1,570,160. The marketing fees payable to Schwab for the second year of the Marketing Agreement were reduced to better match the then anticipated future benefit from the Marketing Agreement. Forecasted loan volume at the time of the amendment was less than the original loan volume for the second year, which resulted in a reduction in marketing fees for the second year. Schwab and E-LOAN decided to adjust the second year marketing fees and reforecast and adjust, if necessary, later years following completion of the second year of the agreement. Schwab and E-LOAN also agreed to extend E-LOAN's unilateral right to cancel the agreement on July 1, 2002, which if exercised, no amounts would be owed for years 3 through 4. We did not exercise our right to cancel the Marketing Agreement after its first year and instead agreed to extend our termination right until July 1, 2002, because we believed that the revenues to be generated during such period pursuant to the agreement would exceed the marketing fees, co-op marketing costs and other related operational costs to be incurred during such period. The continuation of the Marketing Agreement represented a benefit to Schwab in the amount of the marketing fees to be paid for such period. Because of the extension of our unilateral right to terminate the Marketing Agreement, the second year payment of $1,570,160 was amortized ratably from July 1, 2001 through June 30, 2002.

On April 30, 2002, the Marketing Agreement was amended by a Fifth Amendment to Marketing Agreement, to extend the deadline to notify Schwab of our intent to cancel the agreement from on or before May 2, 2002 to on or before June 1, 2002. The effective date of our unilateral right to cancel the agreement remained unchanged at July 1, 2002, which if exercised, no amounts would be owed for years 3 through 4.

On May 30, 2002, the Marketing Agreement was amended by a Sixth Amendment to Marketing Agreement, to change the total cash payments owing for the third and fourth years of the agreement by $23,453,791 to an aggregate of $1,061,160 to be payable in equal monthly installments. We reduced the marketing fees payable to Schwab after reforecasting loan volumes for the third and fourth years of the agreement. Less than anticipated future loan volume resulted in a reduction in marketing fees for the third and fourth years of the Marketing Agreement. In addition, the amendment allows either party to cancel the agreement at any time with thirty days notice.

ISSUANCE OF WARRANTS. In addition to the cash compensation under the Marketing Agreement, we issued two warrants to purchase 13.1 million shares of common stock to Schwab. The first warrant to purchase 6,500,000 shares of common stock at an exercise price of $3.75, has a three year term and expires on April 25, 2003. Half of the 6,500,000 shares under the warrant are exercisable following the one year anniversary of the date of grant, and all of the shares are exercisable following the two year anniversary, if immediately prior to exercise our stock has traded at $5.75 for five consecutive days. Once exercised, the shares are subject to a one-year holding period before they are saleable. The second warrant to purchase 6,600,000 shares of common stock at an exercise price of $15.00, had a three and a quarter year term and an expiration date of July 25, 2003. The second warrant does not contain the same restrictions included in the first warrant, and may be exercised by Schwab at any time. The warrants, like those issued by us previously to other parties, contain a net exercise provision which allows Schwab to pay for the warrant shares without delivering any cash to us. Instead, Schwab would pay for the shares by relinquishing some of the shares that Schwab would have acquired had Schwab paid cash for the shares. As a result, Schwab would receive a number of shares equal to (i) the aggregate fair market value of the shares less the aggregate exercise price of the shares (ii) divided by the market price per share. For example, assuming Schwab elects for a net exercise of the first warrant when the market price of our common stock is $4.75 per share, (x) the aggregate fair market value of the shares would be $30,875,000, (y) the aggregate exercise price of the shares would be $24,375,000, which once divided by the $4.75 market price, would result in an issuance to Schwab of 1,368,421 shares of our common stock without paying any cash. At a market price of $4.75 per share, the 1,368,421 shares received upon the net exercise would be valued at approximately $6.5 million. Currently, the market price of our common stock is much lower than the exercise price of the first warrant and thus a net exercise of the first warrant is not possible.

Both warrants may only be transferred to a third party by Schwab, following delivery of notice to us, and only in accordance with an exemption from registration under the Securities Act of 1933, as amended. The warrants are not subject to cancellation in the event that the Marketing Agreement is terminated. The average of the high and low price of the Company's common stock as reported by the Nasdaq National Market on April 24, 2000 (prior to date of the issuance) and on April 25, 2000 (the date of issuance of the warrants and the public announcement of the agreement) was $4.16 and $7.60 per share, respectively. Following the issuance of the warrants on April 25, 2000 (and shares acquired in the private placement), Schwab beneficially owned approximately 16% of our outstanding shares of common stock. Beneficial ownership includes shares directly held and those issuable under warrants that are exercisable within sixty days of April 25, 2000, regardless of whether the warrant exercise price is less than the market price.

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


SALE OF CONVERTIBLE NOTE TO SCHWAB.

On July 12, 2001, the Company issued a $5.0 million convertible note to The Charles Schwab Corporation. The convertible note was collateralized by a security interest in certain of our assets. As a result of conversion (approximately nine months following issuance), Schwab received a total of $3,881,572 in benefits associated with the convertible note, consisting of $296,667 in interest payments and conversion of principal owing under the convertible note to shares of our common stock at a discount of $3,584,905. In addition, we issued Schwab a new warrant to purchase 1,389,000 shares of common stock at an exercise price of $5.00 and with an expiration date of July 25, 2003 in exchange for the surrender by Schwab of a previously issued warrant to purchase 6,600,000 shares of common stock at an exercise price of $15.00. The aggregate cost to the Company of issuing the convertible note to Schwab was $599,631, which consists of interest payments, legal and accounting fees, and costs of preparation and filing of a registration statement to register the shares issuable upon exercise of the convertible note and the exchange warrant. For the reasons described below, because each warrant was determined to be of approximate equal value, no additional value was recorded at the time of exchange of the warrants.

 In the first quarter of 2001, we produced an extensive cash flow forecast for the fiscal year. After analyzing the cash flow forecast, we realized that it was possible that we would not have adequate cash reserves to ensure compliance with our $20 million minimum cash covenants under our warehouse lines of credit. It was determined at that time that the issuance of a $5 million note would be sufficient to ensure that cash reserves would satisfy such covenants in later quarters. On July 12, 2001, the Company issued a $5 million convertible note to The Charles Schwab Corporation, which was convertible into shares of our common stock at a conversion price of $1.06 per share and which was scheduled to mature on January 19, 2003. Prior to conversion (approximately nine months following issuance) Schwab received a total of $296,667 in interest payments under the convertible note. The benefits received by Schwab as a result of the issuance of the convertible note and subsequent conversion to common stock on April 12, 2002 include the $296,667 in interest payments and a potential gain of $3,584,905 which is equal to the low price of our stock of $1.82 per share on the date of conversion, less the conversion price of $1.06 per share, multiplied by the 4,716,981 shares of common stock that the note was converted into, for a total potential benefit of $3,881,572 (see below for a discussion of the conversion). The convertible note bore interest at a rate of 8% per annum, was payable quarterly and was collateralized by a security interest in certain of our assets. On the date the convertible note was issued, the average of the high and low price of the Company's common stock as reported by the Nasdaq National Market was $1.02 per share. In connection with the sale of the convertible note, we contacted a number of other lending sources, but were unable to identify any such sources willing to make the loan on as favorable terms as those offered by Schwab. As the convertible feature was issuable in the Company's stock, no value was ascribed to the convertible feature of the note at the time it was issued (in accordance with APB 14 and FAS 133). At the time the convertible note was issued on July 12, 2001 (after giving effect to the warrant exchange described below), Schwab beneficially owned 12,022,647 shares of our common stock which equaled approximately 19% of our total outstanding shares of common stock. Beneficial ownership includes shares directly held and those issuable under warrants that are exercisable within sixty days of July 12, 2001, regardless of whether the warrant exercise price is less than the market price.

On March 14, 2002, we elected to redeem the convertible note prior to its maturity date because the cash reserves represented by the borrowings under the convertible note were no longer necessary as an excess above the minimum cash covenants under our warehouse lines of credit. The cash covenants under our warehouse lines of credit had been reduced from $20 million to $15 million, we had sold our entire interest in Finance All, the parent company of E-LOAN Japan, for $4.7 million, and the decrease in interest rates during 2001 had resulted in better than expected revenues generated from the increased market for refinancing of mortgage loans. Under the terms of the note, we notified Schwab of our intent to redeem the note on April 15, 2002 by payment of $5,250,000. The redemption amount consisted of the $5,000,000 principal owing under the convertible note plus an additional 5% redemption penalty in accordance with the terms of the convertible note. The average of the high and low price of the Company's common stock as reported by the Nasdaq National Market on April 15, 2002 (the date scheduled for redemption) was $1.92 per share.

On April 12, 2002, Schwab exercised its option to convert the amount due under the convertible note into 4,716,981 shares of common stock, in lieu of repayment. By converting the convertible note on April 12, 2002, Schwab was able to purchase shares of our common stock at a per share price of $1.06 per share. The low price of the Company's common stock as reported by the Nasdaq National Market on April 12, 2002 (the date of conversion) was $1.82 per share. Thus, as a result of the difference between the conversion price and the market price of our common stock, Schwab was able to purchase 4,716,981 shares for $3,584,905 less than it would have been able to purchase the shares in the open market. The total benefits received by Schwab upon conversion of the convertible note was the total of $296,667 in interest payments received prior to conversion and the potential gain of $3,584,905 which is equal to the low price of the common stock of $1.82 per share on the date of conversion, less the conversion price of $1.06 per share, multiplied by the 4,716,981 shares of common stock that the note was converted into, for a total potential benefit of $3,881,572. Schwab's shares are restricted from sale until registered, and as such, the final benefit to Schwab cannot be calculated until the shares become registered and are sold. As a result of the conversion, the convertible note was converted and no amounts are owing thereunder. Following conversion of the convertible note on April 12, 2002, Schwab beneficially owned 15,272,647 shares of our common stock which equaled approximately 23% of our total outstanding shares of common stock. Beneficial ownership includes shares directly held and those issuable under warrants that are exercisable within sixty days of April 12, 2002, regardless of whether the warrant exercise price is less than the market price. The aggregate cost to the Company of issuing the convertible note to Schwab was $599,631, which consists of interest payments, legal and accounting fees, and costs of preparation and filing of a registration statement to register the shares issuable upon exercise of the convertible note and the exchange warrant (see below for a discussion of the exchange warrant). In addition, for no additional cost to Schwab, as a condition to Schwab's willingness to purchase the convertible note and in order to maintain a fully diluted percent ownership in the Company equal to less than 25% so that its investment in the Company would not be governed by the Bank Holding Act of 1956, Schwab surrendered its warrant to purchase 6,600,000 shares of common stock at an exercise price of $15.00 ("surrendered warrant") and the Company issued Schwab a new warrant to purchase 1,389,000 shares of common stock at an exercise price of $5.00 and with an expiration date of July 25, 2003 ("exchange warrant"). For the reasons described below, because each warrant was determined to be of approximate equal value, no additional value was recorded at the time of exchange.

EXCHANGE OF WARRANTS. On July 12, 2001, the Company exchanged the "surrendered warrant" for the "exchange warrant". The average of the high and low price of the Company's common stock as reported by the Nasdaq National Market on July 12, 2001 (the date of the issuance of the exchange warrant) was $1.02 per share. At the time of the exchange, the Company determined the value of the surrendered warrant and the exchange warrant to be of equal value (approximately $240,000). The surrendered warrant was valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.95%, remaining term of 2 years and volatility of 98%. The exchange warrant was also valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.95%, remaining term of 2 years and volatility of 98%. The difference between the valuation of each warrant and its respective Black-Scholes option pricing model output is primarily attributable to discounts which were applied to reflect liquidity and dilution. A liquidity discount was applied to both warrants to estimate the discount to market that would be required for the holder to try and recognize the value through open market sales. A second discount was applied to the surrendered warrant to reflect the dilution impact from the potential issuance of the shares of common stock underlying the warrant. This dilution discount was not applied to the exchange warrant because of the smaller number of shares it represented. In valuing the surrendered warrant as part of the warrant exchange, we updated assumptions that change over time (e.g. risk-free interest rate, volatility, remaining term of set expiration date) from those used in its original valuation in April 2000. As each warrant was determined to be of approximate equal value, no additional value was recorded at the time of exchange. The Company will incur additional costs related to legal, accounting and filing fees to register the shares underlying the exchange warrant. The Company derived a benefit in the warrant exchange, since the exchange enabled Schwab to participate in the convertible note issuance. As a result of the exchange, Schwab reduced the number of shares it was entitled to purchase, but increased the likelihood that at some point in the future the exercise price would be less than the market price of the Company's common stock. The exchange warrant like the surrendered warrant contains a net exercise provision which allows Schwab to pay for the warrant shares without delivering any cash to us. For example, assuming the market price of our common stock upon the date of exercise of the exchange warrant was $6.00 per share, (x) the aggregate fair market value of the shares would be $8,334,000, (y) the aggregate exercise price of the shares would be $6,945,000, which once divided by the $6.00 market price, would result in an issuance to Schwab of 231,500 shares of our common stock without paying any cash. At a market price of $6.00 per share, the 231,500 shares received upon the net exercise would be valued at approximately $1,389,000. Assuming the market price of our common stock upon the date of exercise of the exchange warrant was $14.00 per share, (x) the aggregate fair market value of the shares would be $19,446,000, (y) the aggregate exercise price of the shares would be $6,945,000, which once divided by the $14.00 market price, would result in an issuance to Schwab of 892,928 shares of our common stock without paying any cash. At a market price of $14.00 per share, the 892,928 shares received upon the net exercise would be valued at approximately $12,500,992. Currently, the market price of our common stock is much lower than the exercise price of the exchange warrant and thus a net exercise of the warrant is not possible. However, the exchange warrant exercise price of $5.00 per share is significantly lower than the surrendered warrant exercise price of $15.00 per share, which means that there is a greater chance that in the future the market price of our common stock will exceed the exercise price of the exchange warrant allowing for a net exercise. The exchange warrant may only be transferred to a third party by Schwab following delivery of notice to us, and only in accordance with an exemption from registration under the Securities Act of 1933, as amended.

LOANS TO DIRECTORS, OFFICERS AND THEIR FAMILY MEMBERS. Some of our directors and executive officers and members of their immediate family have received loans from us in the ordinary course of our business. In addition, we expect to make loans to these persons in the future. In management's opinion, all these loans and commitments to lend were made in the ordinary course of business, were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of management, did not involve more than a normal risk of collectability or present other unfavorable features. All of the loans have been sold to institutional purchasers in the secondary market for their face value. At the end of the fiscal year ended December 31, 2001, no loans from any such persons were held by us.

There currently exists the following family relationship among our directors and officers: Steven M. Majerus, an executive officer, is the brother of Robert Majerus, Loan Servicing Manager.



                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following financial statements of E-LOAN, Inc. and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 2001:


FINANCIAL STATEMENTS                                                  PAGE

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

(c) Exhibits.

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

      10.141 Warehouse Credit Agreement with GMAC Bank dated as of November 1, 2001 (13)

      10.142 First Modification Agreement with GMAC Bank dated as of November 1, 2001 (13)

      10.143 Warehouse Security Agreement with GMAC Bank dated as of November 1, 2001 (13)

      10.144  Note in favor of GMAC Bank dated as of November 1, 2001 (13)


      10.145 Originator Master Commitment for Enhanced AOT Offering with Federal Home Loan Mortgage Corporation dated August 21, 2001(14)+

      10.146 Mortgage Loan Purchase and Sale Agreement with E*TRADE Bank dated October 19, 2001(14)+

      10.147 Amendment to Auto Loan Purchase and Sale Agreement with AmeriCredit Financial Services, Inc. dated October 17, 2001(14)+

      10.148 Master Commitment with GMAC Residential Funding dated October 23, 2001(14)+

      10.149 First Amendment to Master Commitment with GMAC Residential Funding dated November 1, 2001(14)+

      10.150 Second Amendment to Master Commitment with GMAC Residential Funding dated November 9, 2001(14)+

      10.151 Amendment Number Four to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated November 14, 2001(14)

      10.152 Third Amendment to Auto Loan Purchase and Sale Agreement with Wells Fargo Bank - Auto Finance Group dated November 16, 2001(14)+

      10.153 Second Modification Agreement with GMAC Bank dated December 17, 2001(14)

      10.154  Amended and Restated Note with GMAC Bank dated December 17,
              2001(14)

      10.155 Flow Purchase and Sale Agreement (Refinance Loans) with E*TRADE Bank dated December 18, 2001(14)+

      10.156 Amendment Number Five to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated January 1, 2002(14)

      10.157 Amendment Number Six to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated February 1, 2002(14)

      10.158 Promissory Note with Greenwich Capital Financial Products, Inc. dated March 21, 2002(14)

      10.159 Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 21, 2002(14)

      10.160 Amendment Number One to Custodial Agreement with Bankers Trust Company of California, N.A. and Greenwich Capital Financial Products, Inc. dated March 21, 2002(14)

      10.161 Second Modification and Extension of Loan Agreement and Other Loan Documents with Bank One, NA dated April 1, 2002(14)

      10.162  Fourth Modification Agreement with GMAC Bank dated March 28,
              2002(14)


      23.1    Consent of PricewaterhouseCoopers LLP, Independent Accountants


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


(14)  Filed with Annual Report on Form 10-K (FYE 12/31/01) on April 1, 2002.


*     Confidential Treatment Granted

+     Confidential Treatment Requested

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   E-LOAN, Inc., a Delaware corporation



                                   By /s/ Matthew Roberts
                                      -----------------------------------------
                                      Matthew Roberts, Chief Financial Officer

Dated: November 20, 2002


I,  Christian A. Larsen, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of E-LOAN, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  November 20, 2002

/s/ Christian A. Larsen
------------------------------------
Christian A. Larsen
Chairman and Chief Executive Officer




I, Matthew Roberts, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of E-LOAN, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  November 20, 2002

/s/ Matthew Roberts
------------------------------------
Matthew Roberts
Chief Financial Officer

                                  E-LOAN, INC.

                          INDEX TO FINANCIAL STATEMENTS


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


/s/ PricewaterhouseCoopers LLP

San Francisco, California


April 1, 2002

E-LOAN, INC.
BALANCE SHEETS
DECEMBER 31, 2000 AND 2001
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            2000         2001
                                                                          ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents (includes $0 and $4,500 of restricted cash)   $  28,459    $  32,538
  Loans held-for-sale .................................................      22,745      162,246
  Accounts receivable, prepaids and other current assets ..............      10,360        8,435
                                                                          ---------    ---------
     Total current assets .............................................      61,564      203,219
Fixed assets, net .....................................................       8,025        6,215
Deposits and other assets .............................................       2,010        1,192
Goodwill and intangible assets ........................................      28,144           --
                                                                          ---------    ---------
     Total assets .....................................................   $  99,743    $ 210,626
                                                                          =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Warehouse and other lines payable ...................................   $  17,678    $ 158,148
  Accounts payable, accrued expenses and other current liabilities ....      11,928        7,535
  Capital lease obligation, current portion ...........................         396          175
  Notes payable, current portion ......................................       1,167           --
                                                                          ---------    ---------
     Total current liabilities ........................................      31,169      165,858
Capital lease obligations, long term ..................................         213           --
Notes payable, long term ..............................................         875        5,000
                                                                          ---------    ---------
     Total liabilities ................................................      32,257      170,858
                                                                          ---------    ---------
Commitments and contingencies (Note 15):
Stockholders' equity:
  Preferred stock, 5,000,000 $0.001 par value shares authorized at
    December 31, 2000 and December 31, 2001; 0 shares issued and
    outstanding at December 31, 2000 and December 31, 2001 ............          --           --
  Common stock, 150,000,000 $0.001 par value shares authorized at
    December 31, 2000 and December 31, 2001; 53,449,236 and
    54,010,151 shares issued and outstanding at December 31, 2000
    and December 31, 2001 .............................................          53           54
Marketing services receivable .........................................      (5,970)          --
Unearned compensation .................................................      (8,625)          --
Additional paid-in capital ............................................     259,362      256,578
Accumulated deficit ...................................................    (177,334)    (216,864)
                                                                          ---------    ---------
     Total stockholders' equity .......................................      67,486       39,768
                                                                          ---------    ---------
     Total liabilities and stockholders' equity .......................   $  99,743    $ 210,626
                                                                          =========    =========




   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       1999            2000            2001
                                                   ------------    ------------    ------------

Revenues (Note 12) .............................   $     22,097    $     35,879    $     67,950

Operating expenses:
Operations .....................................         22,779          31,747          42,946
Sales and marketing ............................         30,286          28,506          16,785
Technology .....................................          3,595           6,207           6,325
General and administrative .....................          6,859           6,840           5,784
Amortization of non-cash marketing costs .......             --           6,490           5,970
Amortization of unearned compensation ..........         23,116           9,392           5,164
Amortization of goodwill and intangible assets..         11,589          39,733          28,144
                                                   ------------    ------------    ------------
Total operating expenses .......................         98,224         128,915         111,118
                                                   ------------    ------------    ------------
Loss from operations ...........................        (76,127)        (93,036)        (43,168)
Other income, net ..............................          3,152           1,276           3,638
                                                   ------------    ------------    ------------
Net loss .......................................   $    (72,975)   $    (91,760)   $    (39,530)
                                                   ============    ============    ============
Net loss attributable to common stockholders ...
Net loss per share: (Note 2)                       $    (74,017)   $    (91,760)   $    (39,530)
                                                   ============    ============    ============
Basic and diluted ..............................   $      (2.75)   $      (1.91)   $      (0.73)
                                                   ============    ============    ============
Weighted-average shares - basic and diluted ....     26,900,863      48,071,654      53,797,271
                                                   ============    ============    ============




   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                SERIES A                 SERIES B
                                             PREFERRED STOCK          PREFERRED STOCK           COMMON STOCK       UNEARNED
                                          ---------------------    ---------------------    --------------------   COMPENSA-
                                             SHARES      AMOUNT      SHARES       AMOUNT      SHARES     AMOUNT      TION
                                          ----------    -------    ----------    -------    ----------   -------   --------
Balance at December 31, 1998 ...........     428,635    $    91       430,207    $   411    12,524,010   $    13   $ (4,477)
Common stock issued for cash upon
  exercise of stock options ............          --         --            --         --       687,763         1         --
Accretion for preferred stock Series C..          --         --            --         --            --        --         --
Accretion for preferred stock Series D..          --         --            --         --            --        --         --
Charitable contribution ................          --         --            --         --        75,000        --         --
Issuance of warrant in relation to
  warehouse line .......................          --         --            --         --            --        --         --
Issuance of stock options for
  consulting services rendered .........          --         --            --         --            --        --         --
Proceeds from Initial Public Offering
  and private placement, net of
  issuance costs of $2,281 .............          --         --            --         --     4,980,061         5         --
Conversion of preferred stock ..........    (428,635)       (91)     (430,207)      (411)   20,493,921        20         --
Issuance of common stock in
  connection with acquisition ..........          --         --            --         --     2,879,997         3         --
Obtained warrant and non-cash gain
  from settlement of dispute ...........          --         --            --         --            --        --         --
Issuance of common stock through ESPP...          --         --            --         --        38,491        --         --
Unearned compensation ..................          --         --            --         --            --        --    (16,718)
Net loss ...............................          --         --            --         --            --        --         --
                                          ----------    -------    ----------    -------    ----------   -------   --------
Balance at December 31, 1999 ...........          --         --            --         --    41,679,243        42    (21,195)
Common stock issued for cash upon
  exercise of stock options ............          --         --            --         --       915,287         1         --
Exercise of warrants issued for
  capital lease ........................          --         --            --         --        43,148        --         --
Proceeds from Private Placement, net
  of issuance costs of $889 ............          --         --            --         --    10,666,664        10         --
Issuance of common stock through ESPP...          --         --            --         --       144,894        --         --
Marketing Services Receivable, net of
  of amortization ......................          --         --            --         --            --        --         --
Unearned compensation ..................          --         --            --         --            --        --     12,570
Net loss ...............................          --         --            --         --            --        --         --
                                          ----------    -------    ----------    -------    ----------   -------   --------
Balance at December 31, 2000 ...........          --         --            --         --    53,449,236        53     (8,625)
Common stock issued for cash upon
exercise of stock options ..............          --         --            --         --       272,104        --         --
Issuance of common stock through ESPP...          --         --            --         --       288,811         1         --
Issuance of warrants in relation to
warehouse line .........................          --         --            --         --            --        --         --
Marketing Services Receivable, net of
of amortization ........................          --         --            --         --            --        --         --
Unearned compensation ..................          --         --            --         --            --        --      8,625
Net loss ...............................          --         --            --         --            --        --         --
                                          ----------    -------    ----------    -------    ----------   -------   --------
Balance at December 31, 2001 ...........          --    $    --            --    $    --    54,010,151   $    54   $     --
                                          ==========    =======    ==========    =======    ==========   =======   ========


                                                 TOTAL
          ADDI-      MARKETING                   STOCK-
         TIONAL      SERVICES       ACCUM-      HOLDERS'
        PAID-IN       RECEIV-       ULATED      EQUITY
        CAPITAL        ABLE        DEFICIT     (DEFICIT)
       ----------    --------    ----------    ----------
       $    5,377    $     --    $  (12,599)   $  (11,184)

              207          --            --           208
             (260)         --            --          (260)
             (782)         --            --          (782)
              900          --            --           900

              290          --            --           290

              198          --            --           198


           62,552          --            --        62,557
           23,767          --            --        23,285

           80,274          --            --        80,277

           (3,081)         --            --        (3,081)
              458          --            --           458
           39,834          --            --        23,116
               --          --       (72,975)      (72,975)
       ----------    --------    ----------    ----------
          209,734          --       (85,574)      103,007

              616          --            --           617

               30          --            --            30

           39,100          --            --        39,110
              600          --            --           600

           12,460      (5,970)           --         6,490
           (3,178)         --            --         9,392
               --          --       (91,760)      (91,760)
       ----------    --------    ----------    ----------
          259,362      (5,970)     (177,334)       67,486

               87          --            --            87
              290          --            --           291

              300          --            --           300

               --       5,970            --         5,970
           (3,461)         --            --         5,164
               --          --       (39,530)      (39,530)
       ----------    --------    ----------    ----------
       $  256,578    $     --    $ (216,864)   $   39,768
       ==========    ========    ==========    ==========



   The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
($ IN THOUSANDS)

                                                                1999           2000           2001
                                                            -----------    -----------    -----------
Cash flows from operating activities:
  Net loss ..............................................   $   (72,975)   $   (91,760)   $   (39,530)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of unearned compensation ...............        23,116          9,392          5,164
    Charitable contribution of common stock .............           900             --             --
    Non-cash gain on settlement of dispute ..............        (2,891)            --             --
    Amortization of goodwill and intangible assets ......        11,589         39,733         28,144
    Non-cash marketing costs ............................            --          6,490          5,970
    Gain on sale of equity investment ...................            --             --         (3,237)
    Depreciation and amortization of fixed assets .......         1,188          2,351          3,853
    Changes in operating assets and liabilities:
    Accounts receivable, prepaids, deposits
      and other assets ..................................        (5,973)        (4,222)         1,576
    Loans held-for-sale .................................         7,014         12,395       (139,500)
    Accounts payable, accrued expenses and
      other payables ....................................        10,227           (973)        (4,394)
                                                            -----------    -----------    -----------
      Net cash used in operating  activities ............       (27,805)       (26,594)      (141,954)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
  Acquisition of furniture, equipment and software ......        (2,874)        (6,187)        (2,233)
  Disposal of furniture, equipment and software .........            --             --            190
  Net cash received in connection with acquisition
    of CarFinance.com ...................................           813             --             --
  Proceeds from sale of equity investment ...............            --             --          4,708
                                                            -----------    -----------    -----------
      Net cash (used in) provided by investing activities        (2,061)        (6,187)         2,665
                                                            -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net ...........        63,223         40,357            373
  Payments on obligations under capital leases, net .....          (236)          (262)          (414)
  Proceeds from notes payable ...........................         7,859             --         10,000
  Repayments of notes payable ...........................        (5,291)        (1,167)        (7,060)
  Proceeds from warehouse and other lines payable .......     1,095,860        960,684      3,124,921
  Repayments of warehouse and other lines payable .......    (1,103,791)      (976,120)    (2,984,452)
  Proceeds from issuance of preferred stock, net ........           849             --             --
                                                            -----------    -----------    -----------
      Net cash provided by financing activities .........        58,473         23,492        143,368
                                                            -----------    -----------    -----------
Net increase (decrease) in cash .........................        28,607         (9,289)         4,079
Cash and cash equivalents, beginning of period ..........         9,141         37,748         28,459
                                                            -----------    -----------    -----------
Cash and cash equivalents, end of period ................   $    37,748    $    28,459    $    32,538
                                                            ===========    ===========    ===========
Supplemental cash flow information:
  Cash paid for interest ................................   $     5,335    $     5,994    $    10,037
                                                            ===========    ===========    ===========
Noncash investing and financing activities:
  Furniture, equipment and software under capital leases    $        --    $       136    $        97
  Acquisition of CarFinance.com for common stock ........        80,277             --             --
                                                            -----------    -----------    -----------
                                                            $    80,277    $       136    $        97
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

The following is a proforma summary of the unaudited consolidated statement of operations of the Company for the year ended December 31, 1999, assuming the above acquisition had taken place as of January 1, 1999 (in thousands, except per share amounts):

                                                        1999
                                                    ------------
                                                      UNAUDITED

             Revenues.............................. $     26,037

             Net loss.............................. $   (101,821)

             Net loss per share:
               Basic and diluted................... $      (2.56)
                                                    ============

             Weighted average number of shares.....   39,765,030
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

                                               DECEMBER 31,
                                           -------------------
                                             2000       2001
                                           --------   --------
     Cash................................  $ 12,290   $  9,911
     Commercial paper....................     8,524     15,501
     Documentary drafts..................     7,645      2,626
     Restricted cash.....................        --      4,500
                                           --------   --------
                                           $ 28,459   $ 32,538
                                           ========   ========


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


IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. There was no impairment charge in the Company's financial statements for the years ended December 31, 2000 and 2001.


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


         HOME EQUITY REVENUES

         In the fourth quarter of 2000, the Company began self-funding home equity loans and selling them to home equity loan purchasers. Home equity revenues are derived from the origination and sale of self-funded loans. Self-funded loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers typically within thirty days. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold. Self-funded loans generated 93% of annual home equity revenues in 2001.

         AUTO REVENUES

         Auto revenues are derived from the origination and sale of self-funded loans and from the brokering of auto loans. Auto brokerage revenues are primarily comprised of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is closed. In April 2001, the Company began funding its auto loans prior to sale with borrowings against an auto line of credit. Self-funded loans are funded through the Company's auto line of credit and sold to auto loan purchasers typically within ten business days. Self-funded loan revenues also consist of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time the loan is sold. Self-funded loans generated 88% of annual auto revenues in 2001.

         OTHER REVENUES

         The Company generates revenues from referral fees paid by various partners in exchange for consumer loan referrals generated by advertising such partners' products on the Company's website. The current consumer loan referral programs offered include credit cards, unsecured personal loans and education loans. Other revenues generated approximately 1% of the total revenues in the year ended December 31, 2001.



ADVERTISING AND MARKETING COSTS

Advertising and marketing costs related to various media content advertising such as television, radio and print are charged to operating expenses as incurred. These costs include the cost of production as well as the cost of any air time.


MARKETING SERVICES RECEIVABLE


The marketing services receivable relates to the issuance of two warrants issued in connection with a strategic marketing agreement (see Note 16). The total value of these warrants was recorded as a contra equity account called marketing services receivable and was amortized on a straight-line basis over one-year. As of December 31, 2001, the marketing services receivable is fully amortized. In association with this marketing agreement, there are a series of cash payments to be made over the course of the agreement, which are not included in the marketing services receivable. Amounts payable under this agreement are disclosed in the future minimum payments table under marketing agreements disclosed in Note 15.



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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (dollars in thousands, except per share amounts):

                                                       YEARS ENDED DECEMBER 31,
                                            --------------------------------------------
                                                1999            2000            2001
                                            ------------    ------------    ------------
Numerator:
  Net loss ..............................   $    (72,975)   $    (91,760)   $    (39,530)
  Accretion of Series C and D mandatorily
    redeemable convertible preferred
    stock to redemption value ...........         (1,042)             --              --
                                            ------------    ------------    ------------
      Net loss available to common
        stockholders ....................   $    (74,017)   $    (91,760)   $    (39,530)
                                            ============    ============    ============
Denominator:
  Weighted average common shares
    basic and diluted ...................     26,900,863      48,071,654      53,797,271
                                            ------------    ------------    ------------
Net loss per share:
  Basic and diluted .....................   $      (2.75)   $      (1.91)   $      (0.73)
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

6. FIXED ASSETS

Fixed assets are recorded at cost and consist of the following (dollars in thousands):

                                                          DECEMBER 31,
                                                     --------------------
                                                       2000        2001
                                                     --------    --------
     Computer equipment and software .............   $  7,765    $  9,394
     Furniture and fixtures ......................      1,556       1,619
     Equipment and software under capital leases..        997       1,200
     Leasehold improvements ......................      1,600       1,748
                                                     --------    --------
                                                       11,918      13,961
     Accumulated depreciation and amortization ...     (3,893)     (7,746)
                                                     --------    --------
                                                     $  8,025    $  6,215
                                                     ========    ========

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


7. INCOME TAXES

No provision for income taxes was recorded for the years ended December 31, 1999, 2000 and 2001 due to the net losses incurred. The provision for income taxes was at rates other than the U.S. Federal statutory rate for the following reasons:

                                         YEARS ENDED DECEMBER 31,
                                        -------------------------
                                         1999      2000      2001
                                        -----     -----     -----
     U.S. Federal statutory rate ...    -34.0%    -34.0%    -34.0%
     State taxes ...................     -4.4%     -6.2%     -7.2%
     Unearned compensation .........     12.2%      4.1%      5.4%
     Goodwill ......................      6.1%     17.3%     29.3%
     Change in valuation allowance..     20.2%     17.2%      1.8%
     Warrants ......................      0.2%      2.8%      6.2%
     Other .........................     -0.3%     -1.2%     -1.5%
                                        -----     -----     -----
                                          0.0%      0.0%      0.0%
                                        =====     =====     =====

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

The primary components of temporary differences, which give rise to deferred taxes are as follows (dollars in thousands):

                                               YEARS ENDED DECEMBER 31,
                                          --------------------------------
                                            1999        2000        2001
                                          --------    --------    --------
   Deferred tax assets:
     Net operating loss carryforwards..   $ 16,660    $ 34,102    $ 34,897
     Other ............................      1,258         600         498
                                          --------    --------    --------
       Total deferred tax assets ......     17,918      34,702      35,395
   Valuation allowance ................    (17,918)    (34,702)    (35,395)
                                          --------    --------    --------
                                          $     --    $     --    $     --
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


On April 2, 2001, the Company entered into a loan agreement with Christian A. Larsen, the Company's Chairman of the Board and Chief Executive Officer, that provided the Company with the ability to draw funds up to an aggregate of $7.5 million upon demand, expiring January 5, 2002. The borrowings had an interest rate of the lower of 12% or the maximum legal rate allowed. Additionally, under the terms of the loan agreement with Mr. Larsen, if the Company at any time prior to January 5, 2002 secured any new equity or any subordinated debt with repayment terms later than January 5, 2002, then the loan commitment under the loan agreement would be reduced, dollar-for-dollar, by the amount of such equity or subordinated debt. Thus, upon the sale of a $5 million convertible note to Charles Schwab Co., Inc., the loan commitment under the loan agreement was reduced to $2.5 million. At December 31, 2001, no amounts were outstanding under the loan agreement. The line expired on January 5,

2002. On July 12, 2001 the Company sold a $5 million convertible note to The Charles Schwab Corporation, which is convertible into shares of its common stock at a conversion price of $1.06 per share and which matures on January 19, 2003 (see Note 16).



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


WARRANTS

In March 1998, the Company issued a warrant to purchase up to 15,000 shares of Series C convertible preferred stock at an exercise price of $2.00 per share to Comdisco Inc. in connection with a capital lease. In February 2000, this warrant was net exercised for 43,148 shares of common stock.

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


On April 25, 2000, the Company issued two warrants to purchase up to 13.1 million shares of common stock to The Charles Schwab Corporation pursuant to a marketing agreement with Schwab. The total valuation of both of these warrants was determined to be $12.5 million. The assumptions used to value the warrants are detailed in Note 16. The amount was recorded as a contra-equity item called marketing services receivable and was expensed over a one-year term based on the Company's unilateral cancellation right on or before the end of the agreement's first year. The marketing services receivable concluded amortization on June 30, 2001 (see Note 16). On July 12, 2001 the Company exchanged the warrant to purchase 6,600,000 shares at $15 per share for a new warrant to purchase 1,389,000 shares at $5 per share (see Note 16). At December 31, 2001 the warrant to purchase 6,500,000 shares and the warrant to purchase 1,389,000 shares remained outstanding.


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

                                                YEARS ENDED DECEMBER 31,
                                            ------------------------------
                                              1999        2000       2001
                                            --------     ------    -------
     Stock option plan:
       Expected stock price volatility...   80.00%(1)    80.00%    105.00%
       Risk-free interest rate ..........    6.54%        5.88%      4.48%
       Expected life of options (years)..       5            5          5

     Stock purchase plan:
       Expected stock price volatility...   80.00%       80.00%    105.00%
       Risk-free interest rate ..........    6.54%        6.34%      3.19%
       Expected life of options (years)..       2            2          2

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

The following pro forma net loss information has been prepared as if the Company had followed the provisions of SFAS No. 123 (in thousands, except per share amounts):

                                      YEARS ENDED DECEMBER 31,
                              -------------------------------------
                                 1999          2000          2001
                              ---------     ---------     ---------
       As reported .......    $ (72,975)    $ (91,760)    $ (39,530)
       Pro forma .........    $ (75,483)    $ (99,535)    $ (44,903)

     Net loss per share:
       As reported .......    $   (2.75)    $   (1.91)    $   (0.73)
       Pro forma .........    $   (2.80)    $   (2.07)    $   (0.83)


A summary of the status of the Company's stock option plan and changes during those periods is presented below:

                                                              YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------------------------------------------
                                      1999                             2000                             2001
                          ----------------------------   ------------------------------   ------------------------------
                          NUMBER OF    EXERCISE PRICE     NUMBER OF     EXERCISE PRICE    NUMBER OF      EXERCISE PRICE
                           SHARES        PER SHARE          SHARES         PER SHARE        SHARES         PER SHARE
                          ---------   ----------------   ----------    ----------------   ----------    ----------------
Outstanding at
  beginning of year....   3,746,118   $ 0.05 - $  1.33    7,375,614    $ 0.05 - $ 46.00    9,476,295    $ 0.05 - $ 46.00
Granted................   4,961,910   $ 2.00 - $ 46.00    6,458,404    $ 0.38 - $ 16.75    3,612,500    $ 0.59 - $  3.00
Exercised..............    (687,763)  $ 0.05 - $  2.00     (915,287)   $ 0.05 - $ 10.00     (272,104)   $ 0.05 - $  2.00
Terminated/forfeited...    (644,651)  $ 0.05 - $ 46.00   (3,442,436)   $ 0.05 - $ 46.00   (2,243,732)   $ 0.05 - $ 32.94
                          ---------   ------   -------   ----------    ------   -------   ----------    ------   -------
Outstanding,
  at end of year.......   7,375,614   $ 0.05 - $ 46.00    9,476,295    $ 0.05 - $ 46.00   10,572,959    $ 0.05 - $ 46.00
                          =========   ======   =======   ==========    ======   =======   ==========    ======   =======
Options exercisable
  at end of year.......     932,779   $ 0.05 - $ 23.38    2,067,531    $ 0.05 - $ 46.00    4,409,447    $ 0.05 - $ 46.00
                          =========   ======   =======   ==========    ======   =======   ==========    ======   =======


The following table summarizes information about stock options outstanding at December 31, 2000:

                             OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                    -----------------------------------  ----------------------
                                             WEIGHTED
                                  WEIGHTED    AVERAGE                  WEIGHTED
                                  AVERAGE    REMAINING                 AVERAGE
     RANGE OF          NUMBER     EXERCISE  CONTRACTUAL     NUMBER     EXERCISE
 EXERCISE PRICES    OUTSTANDING    PRICE       LIFE      EXERCISABLE    PRICE
-----------------   -----------   --------  -----------  -----------   --------
$  0.05 - $  2.00    5,252,429    $  1.36      8.64       1,629,449    $  1.39
$  2.06 - $ 19.13    3,915,535    $  7.12      9.29         344,868    $ 14.22
$ 20.44 - $ 26.25      284,331    $ 22.27      8.80          85,553    $ 22.20
$ 32.63 - $ 46.00       24,000    $ 35.11      8.68           7,661    $ 35.35
                     ---------                            ---------
                     9,476,295                            2,067,531
                     =========                            =========

The following table summarizes information about stock options outstanding at December 31, 2001:

                             OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                    -----------------------------------  ----------------------
                                             WEIGHTED
                                  WEIGHTED    AVERAGE                  WEIGHTED
                                  AVERAGE    REMAINING                 AVERAGE
     RANGE OF          NUMBER     EXERCISE  CONTRACTUAL     NUMBER     EXERCISE
 EXERCISE PRICES    OUTSTANDING    PRICE       LIFE      EXERCISABLE    PRICE
-----------------   -----------   --------  -----------  -----------   --------
$  0.05 - $  1.25    3,081,941    $  0.99      8.71        908,366     $  0.76
$  1.26 - $  2.00    4,319,290    $  1.66      8.32      2,251,677     $  1.86
$  2.06 - $ 14.00    2,720,992    $  5.42      8.48      1,007,310     $  6.07
$ 14.38 - $ 46.00      450,736    $ 20.89      7.85        242,094     $ 21.04
                    ----------                           ---------
                    10,572,959                           4,409,447
                    ==========                           =========


12. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues (in thousands):


The following table provides the components of other income, net (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                              -----------------------------
                                                1999       2000       2001
                                              -------    -------    -------
  Interest on short-term investments .....    $ 1,104    $ 1,707    $   745
  Interest expense on non-warehouse
    facility borrowings ..................       (311)      (314)      (359)
  Equity investment gain/(loss) ..........       (132)      (117)     3,252
  Non-cash gain on settlement of dispute..      2,891         --         --
  Settlement of trademark dispute ........       (400)        --         --
                                              -------    -------    -------
                                              $ 3,152    $ 1,276    $ 3,638
                                              =======    =======    =======


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

13. OPERATING EXPENSES

The  following   table  provides  the  components  of  operating   expenses  (in
thousands):

                                                   YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                1999        2000        2001
                                              --------    --------    --------
Compensation and benefits ................    $ 17,423    $ 22,119    $ 29,927
Processing costs .........................       2,495       5,171       5,160
Advertising and marketing ................      26,937      25,323      14,063
Professional services ....................       4,356       6,075       3,203
Occupancy costs ..........................       2,715       3,978       3,453
Computer and internet ....................         704         843       1,103
General and administrative ...............       3,470       4,356       5,253
Interest expense on warehouse borrowings..       5,419       5,435       9,678
Amortization of unearned compensation ....      23,116       9,392       5,164
Amortization of goodwill and intangible
  assets .................................      11,589      39,733      28,144
Non-cash marketing costs .................          --       6,490       5,970
                                              --------    --------    --------
     Total operating expenses ............    $ 98,224    $128,915    $111,118
                                              ========    ========    ========


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

The Company's lease obligations under capital and operating leases are as follows (in thousands):

      Years Ending December 31,                          CAPITAL    OPERATING
                                                         -------    ---------
   2002 ..............................................    $  179     $1,598
   2003 ..............................................        --      1,637
   2004 ..............................................        --      1,557
   2005 ..............................................        --        178
   2006 and thereafter ...............................        --         --
                                                          ------     ------
   Total minimum lease payments ......................       179     $4,970
                                                                     ======
   Less amount representing interest .................        (4)
                                                          ------
   Present value of minimum lease payments ...........       175
   Less current portion of capital lease obligations..      (175)
                                                          ------
   Long-term portion .................................    $   --
                                                          ======

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

               Years Ending December 31,      AMOUNT
                                             -------
            2002............................ $ 1,135
            2003............................      58
            2004............................      --
            2005............................      --
                                             -------
                                             $ 1,193
                                             =======


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



16. RELATED PARTY TRANSACTIONS

LOAN AGREEMENT WITH CHRISTIAN A. LARSEN

On April 2, 2001, we entered into a loan agreement with Christian A. Larsen, Chairman of the Board and Chief Executive Officer, that provided us with the ability to draw funds up to an aggregate of $7.5 million upon demand. Under the terms of the loan agreement, the loan commitment under the loan agreement was required to be reduced by an amount equal to the principal amount of any subsequent loan received by the Company. Upon the sale of a $5 million convertible note to The Charles Schwab Corporation the loan commitment under the loan agreement was reduced to $2.5 million. The loan agreement expired on January 5, 2002 and no amounts are owing under any borrowings made pursuant to the loan agreement.


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

The Company recorded revenue earned from the sale of loans attributable to the marketing agreement of $373,000 and $5,435,000 for the twelve months ended December 31, 2000 and 2001. The volume of loans associated with the above revenue was $40.9 million and $305.3 million for the twelve months ended December 31, 2001 and 2002, respectively.


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

Through a series of subsequent amendments, the marketing fees payable to Schwab were reduced to better match the then anticipated future benefit from the marketing agreement. The Company recorded cash marketing costs of $465,000 and $1,100,000 for the twelve months ended December 31, 2000 and 2001, respectively.

In addition to marketing fees paid to Schwab, the Company incurs other advertising expense directed toward the Schwab customer base known as co-op marketing costs. The co-op marketing costs cover such items as direct mail pieces sent to Schwab customers. There is no minimum co-op marketing expense required under the agreement. The co-op marketing costs are a pass through of expenses and do not represent revenue for Schwab. The Company recorded co-op marketing costs of $195,000 and $475,000 for the twelve months ended December 31, 2000 and 2001.


NON-CASH MARKETING COSTS

In addition to the cash compensation under the Marketing Agreement, the Company issued two warrants to purchase 13.1 million shares of common stock to Schwab. The first warrant to purchase 6,500,000 shares of common stock at an exercise price of $3.75, has a three year term and expires on April 25, 2003. Half of the 6,500,000 shares under the warrant are exercisable following the one year anniversary of the date of grant, and all of the shares are exercisable following the two year anniversary, if immediately prior to exercise the Company's stock has traded at $5.75 for five consecutive days. Once exercised, the shares are subject to a one-year holding period before they are saleable. The second warrant to purchase 6,600,000 shares of common stock at an exercise price of $15.00, had a three and a quarter year term and an expiration date of July 25, 2003. The second warrant does not contain the same restrictions included in the first warrant, and may be exercised by Schwab at any time. The warrants, like those issued by the Company previously to other parties, contain a net exercise provision which allows Schwab to pay for the warrant shares without delivering any cash to the Company. Instead, Schwab would pay for the shares by relinquishing some of the shares that Schwab would have acquired had Schwab paid cash for the shares. Both warrants may only be transferred to a third party by Schwab, following delivery of notice to the Company, and only in accordance with an exemption from registration under the Securities Act of 1933, as amended. The warrants are not subject to cancellation in the event that the Marketing Agreement is terminated. The average of the high and low price of the Company's common stock as reported by the Nasdaq National Market on April 24, 2000 (prior to date of issuance), and April 25, 2000 (the date of issuance of the warrants and the public announcement of the agreement) was $4.16 and $7.60 per share, respectively. Following the issuance of the warrants on April 25, 2000 (and shares acquired in the private placement), Schwab beneficially owned approximately 16% of the Company's outstanding shares of common stock.
Beneficial ownership includes shares directly held and those issuable under warrants that are exercisable within sixty days of April 25, 2000, regardless of whether the warrant exercise price is less that the market price.

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


         CONVERTIBLE DEBT

On July 12, 2001, the Company sold a $5 million convertible note to The Charles Schwab Corporation, which was convertible into shares of its common stock at a conversion price of $1.06 per share and which was scheduled to mature on January 19, 2003. The Company issued the note for general corporate purposes and in order to obtain adequate excess cash reserves above its minimum cash covenant requirements under its warehouse lines of credit. As the convertible feature was issuable in the Company's stock, no value was ascribed to the convertible feature of the note at the time it was issued (in accordance with APB 14 and FAS
133). The convertible note bore interest at a rate of 8% per annum and was payable quarterly. Schwab beneficially owned approximately 19% of the Company's outstanding shares at the time the note was issued on July 12, 2001 (after giving effect to the warrant exchange described below). Beneficial ownership includes shares directly held and those issuable under warrants that are exercisable within sixty days of July 12, 2001, regardless of whether the warrant exercise price is less than the market price. Schwab received a total of $183,000 in interest payments on this note for the year ended December 31, 2001.

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


         WARRANT EXCHANGE

On July 12, 2001, the Company issued a $5.0 million convertible note to Schwab, convertible into shares of the Company's common stock at a conversion price of $1.06 per share. In order to facilitate Schwab's purchase of the convertible debt and to meet its requirement that its fully diluted percent ownership in the Company be less than 25%, on July 12, 2001 Schwab surrendered its warrant to purchase 6,600,000 shares of common stock at an exercise price of $15.00 ("surrendered warrant") and the Company issued Schwab a new warrant to purchase 1,389,000 shares of common stock at an exercise price of $5.00 and with an expiration date of July 25, 2003 ("exchange warrant"). At the time of the exchange, the Company determined the value of the surrendered warrant and the exchange warrant to be of equal value (approximately $240,000). The surrendered warrant was valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.95%, remaining term of 2 years and volatility of 98%. The exchange warrant was also valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.95%, remaining term of 2 years and volatility of 98%. The difference between the valuation of each warrant and its respective Black-Scholes option pricing model output is primarily attributable to discounts which were applied to reflect liquidity and dilution. A liquidity discount was applied to both warrants to estimate the discount to market that would be required for the holder to try and recognize the value through open market sales. A second discount was applied to the surrendered warrant to reflect the dilution impact from the potential issuance of the shares of common stock underlying the warrant. This dilution discount was not applied to the exchange warrant because of the smaller number of shares it represented. In valuing the surrendered warrant as part of the warrant exchange, we updated assumptions that change over time (e.g. risk-free interest rate, volatility, remaining term of set expiration date) from those used in its original valuation in April 2000. As each warrant was determined to be of approximate equal value, no additional value was recorded at the time of exchange. The Company will incur additional costs related to legal, accounting and filing fees to register the shares underlying the exchange warrant. The Company derived a benefit in the warrant exchange, since the exchange enabled Schwab to participate in the convertible note issuance. As a result of the exchange, Schwab reduced the number of shares it was entitled to purchase, but increased the likelihood that at some point in the future the exercise price would be less than the market price of the Company's common stock. The exchange warrant may be exercised by Schwab at any time. The exchange warrant like the surrendered warrant contains a net exercise provision. The exchange warrant may only be transferred to a third party by Schwab following delivery of notice to the Company, and only in accordance with an exemption from registration under the Securities Act of 1933, as amended. The average of the high and low price of the Company's common stock as reported by the Nasdaq National Market on July 12, 2001 (the date of issuance of the exchange warrant) was $1.02 per share.



17. RISKS AND UNCERTAINTIES

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



18. SUBSEQUENT EVENTS


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



19. SUBSEQUENT EVENTS - UNAUDITED

On April 12, 2002, Schwab exercised its option to convert the amount due under the $5 million convertible note into 4,716,981 shares of the Company's common stock, in lieu of repayment, and therefore the note was converted rather than redeemed. Following conversion of the convertible note on April 12, 2002, Schwab beneficially owned 15,272,647 shares of our common stock which equaled approximately 23% of our total outstanding shares of common stock. Beneficial ownership includes shares directly held and those issuable under warrants that are exercisable within sixty days of April 12, 2002, regardless of whether the warrants exercise price is less than the market price.

On April 30, 2002, the Marketing Agreement with Schwab was amended by a Fifth Amendment to Marketing Agreement, to extend the deadline to notify Schwab of the Company's intent to cancel the agreement from on or before May 2, 2002 to on or before June 1, 2002. The effective date of the Company's unilateral right to cancel the agreement remained unchanged at July 1, 2002, which if exercised, no amounts would be owed for years 3 through 4.

On May 30, 2002, the Marketing Agreement with Schwab was amended by a Sixth Amendment to Marketing Agreement, to change the total cash payments owing for the third and fourth years of the agreement to an aggregate of $1,061,160 to be payable in equal monthly installments. The marketing fees payable to Schwab were reduced to better match the then anticipated future benefit from the Marketing Agreement. In addition, the amendment allows either party to cancel the agreement at any time with thirty days notice.