Form 10-K
period 2002-12-31
E LOAN INC
filed 2003-03-31
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

COMMON STOCK, $0.001 PAR VALUE
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes   ☐    No   ☒

      Aggregate market value of Common Stock held by non-affiliates based on the closing price of the registrant's Common Stock on the Nasdaq National Stock Market on June 28, 2002: $43,687,983. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates is not necessarily conclusive for this or any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 2003 are incorporated by reference hereof.

E-LOAN, INC.

2002 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I.		Page
Item 1.	Description of Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for Registrant's Common Stock and Related Stockholder Matters	**
Item 6.	Selected Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
Part III.
Item 10.	Directors and Executive Officers	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	**
Item 13.	Certain Relationships and Related Transactions	**
Item 14.	Controls and Procedures	**
Part IV.
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	**
Signatures		**

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Background

E-LOAN, Inc. was incorporated on August 26, 1996 and began marketing its services in June 1997. We are an online provider of loans directly to consumers, offering borrowers a variety of purchase and refinance mortgage loans ("mortgage loans"), home equity loans and home equity lines of credit ("home equity loans") and auto loans to suit their financial needs. Our purpose is to make the entire loan process not only more affordable but actually enjoyable.

We originate loans through our website and by telephone, fund the loans using warehouse and other lines of credit, and then sell these closed loans. A "warehouse credit facility" is an asset-backed financing vehicle for the interim financing of mortgage and home equity loans. The facility is fully collateralized by the underlying mortgage and home equity loans. A revolving line of credit facility secured by the underlying auto assets is used to fund our auto loans. At the time of funding of a borrower's loan, the credit facility advances 92%-99% of the loan amount (depending on the type of loan), and we self fund the remainder of the loan amount. The amount borrowed under the credit facility remains outstanding until the borrower's loan is sold. Upon the sale of the loan, the funds from the sale are used to repay the advance on the credit facility, any excess funds represent the repayment of our self funded portion of the loan, plus gain on the sale of the loan.

Our principal sources of income are gains from the origination and sale of mortgage, home equity, and auto loans and interest income earned on loans during the period that they are held pending sale. All loans are underwritten pursuant to standards we establish to satisfy the underwriting criteria of the ultimate purchasers of the loans.

Product diversification. We offer diversified loan products - mortgage, home equity, and auto - in order to satisfy the various lending needs of our customers. We are able to shift resources such as marketing and operations expenses among our products to take advantage of seasonal and cyclical lending opportunities as the mix of business changes in response to interest rate and economic conditions. This product diversification strategy helps reduce the Company's earnings volatility and provide more stability through a range of economic cycles. When interest rates are low, consumers refinance higher interest rate home and auto loans in order to lower their overall borrowing costs. When interest rates are higher, consumers still have the need to borrow and are concerned about finding the best loan - perhaps a home equity line of credit - to meet their needs for such uses as home improvement or paying for college education.

Low Cost Producer Strategy. Our business model starts with a focus on reducing the expenses required to originate and sell a loan. This low cost position enables us to offer consumers great rates. Highly satisfied customers will help drive overall consumer adoption and thus expand our overall share of the lending market. Increased market share will drive economies of scale that should further help lower our costs to originate and sell loans.

Loan Distribution. Our focus is on transforming the traditional distribution process of loans from the highly efficient capital markets, where loan products are created, all the way to consumers. The traditional distribution process is often inefficient, confusing, costly, and mistrusted by consumers. Our goal is to take advantage of the opportunities provided by the online channel to eliminate existing conflicts of interest, increase the overall efficiency and ease of the loan process, and greatly improve transparency and control in the process for the consumer. We believe this focus will promote trust in our services by consumers and differentiate us from traditional lenders over time.

INDUSTRY BACKGROUND

Shortcomings of the Traditional Consumer Debt Market

Consumers seeking financing for homes, cars or other purchases often encounter obstacles in obtaining rate quotes, unbiased advice, thorough comparisons of loan products and timely credit decisions. Loan salespeople often earn commissions based on their ability to sell consumers a higher interest rate. As a result, consumers of similar credit quality often receive very different rates based on their ability to negotiate. There are many intermediaries in the distribution process, which create confusion and time delays for consumers.

Traditional Mortgage and Home Equity Lending. While increased competition in the mortgage industry over the past decade has resulted in tremendous innovation in the mortgage loan choices available to consumers, the level of complexity associated with these loans has also increased. Furthermore, the underwriting and lending processes remain paper-based and time- intensive, and the consumer is provided with scant visibility into these processes. As a result, we believe that the traditional mortgage lending process causes many consumers to feel:

  Uncertain that their single source lenders and brokers are providing unbiased advice and are recommending the most suitable loan products

  Skeptical that rates initially quoted will ultimately be available

  Intimidated by the number and variety of loan products available

  Pressured to commit to a particular product before they have researched and compared products to their satisfaction

  Frustrated with the amount and types of fees they are required to pay

  Overwhelmed by the substantial time and effort that it takes to get a mortgage loan

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

Traditional Auto Financing. With auto financing, consumers (prior to the increase in the popularity of the Internet) had relied largely upon local auto dealerships to provide financing. This is due in part to the difficulty in obtaining loan information from a variety of national lenders for comparison. Traditionally, dealers have bundled financing with the sale of the car, and as a result, dealers can manipulate the terms of the financing package to compensate for any price concessions the buyer may negotiate for the vehicle. The elements of the loan, such as payment, term, and interest rate may not be easily understood and transparent to the buyer. As a result, the loan terms can vary by individual and by which automobile is being purchased, instead of being based solely on the credit quality of the individual.

Market opportunity

The consumer debt market is substantial and highly fragmented among many lenders. The evolution of Internet usage and the lending industry's adoption of electronic solutions to traditionally paper based processes provide a significant growth opportunity within this market.

Consumer Debt Market. According to industry sources, the 2002 U.S. consumer debt market for our focus products totaled approximately $3.9 trillion in originations, which is comprised of approximately $2.5 trillion in mortgage loans (approximately $1.5 trillion of which were refinance transactions), approximately $654.0 billion in home equity and non- prime mortgage loans and approximately $700.0 billion in auto loans. The average mortgage market totaled a significant $1.8 trillion in annual loan originations over the past four years (1999-2002), and 2002 was a record year for mortgage refinance loan activity.

A study conducted by Jupiter Research [October 2002] projects steady growth for online mortgage lending. Online purchase mortgage originations are expected to grow from 0.9 percent in 2001 to 6.7 percent in 2007 of the total U.S. purchase mortgage originations. Jupiter also forecasts that online refinance mortgage originations will grow from 2.5 percent in 2001 to 11.9 percent in 2007 of the total U.S. refinance mortgage originations.

Loan products are ideally suited to fulfillment over the Internet. These products are often complex, requiring extensive consumer research to find the right product and provider, and they do not require the consumer, provider and product to be in physical proximity. Loans - as opposed to other products marketed online, such as computers - have the potential to evolve into a completely electronic product. The Internet gives consumers informational links and graphical interfaces for comparing competing loan products, as well as transaction capabilities to complete their loan.

PRODUCTS AND SERVICES

The E-LOAN Solution

We make the loan process more affordable by using the technology of the Internet to find the right loan for the consumer, to streamline every aspect of the loan application and approval process, and to pass cost savings on to consumers. We eliminate unnecessary, commissioned financing intermediaries such as mortgage brokers and auto dealer finance salespeople. We eliminate most traditional lender fees such as administration, commitment, processing, underwriting, and document preparation on a mortgage loan. Our website is designed to offer prospective borrowers easy access to rate quotes, information about loan fulfillment and a variety of interactive tools and services to help them understand their options and make the best choices for their personal situations. At our website, borrowers can:

  Apply for loans online

  Quickly search a database of loan products and compare loans along many characteristics

  Determine their credit score

  Use a calculator to determine the size of the loan for which they will qualify

  Access tools such as debt consolidation calculators and a loan advisor query that helps them pick the loan that best fits their entire portfolio needs

  Receive a credit decision in a very short time

  Obtain a mortgage loan pre-approval letter

  Set up rate watch and monitoring accounts so that they can receive automatic notification of favorable rate changes

  Print their auto loan documents and go buy a car at an auto dealer with their financing in hand

  Track their loan applications online through our unique E-Track service that monitors every stage of their loan application in real time

  Given the range of consumer loan products and the difficulties consumers face in accessing and evaluating a variety of loan options, we believe we have a substantial opportunity to market loan products online in a convenient, cost-effective way and to build a leading national brand name in consumer lending.

E-LOAN Innovations

We continuously look for ways to break down barriers and eliminate redundant steps to make the loan process significantly faster, easier and far less expensive for both consumers and ourselves. Where technology and automation make sense, we use it. Where a person can make a distinct difference, such as consulting with a customer, our team members provide professional advice.

Some of the important innovations that we have introduced to date are:

Analytical Loan Recommendations. We provide borrowers with recommendations regarding available loan products through our Loan Advisor tool. We formulate our recommendations by using powerful comparative and analytical tools designed to assist the borrower in determining which of our products is the most suitable for their needs. These recommendations are based solely on borrower-provided information and criteria.

Ongoing Mortgage Monitoring. We enable customers to obtain information in order to make refinance decisions by continuously comparing their existing loan to new products available through E-LOAN. Customers are notified about opportunities to save money over the life of their loan. Our monitoring algorithm takes into account the borrower's investment objectives, prospective hold period, risk profile and marginal tax rates. This capability promotes long-term relationships with our customers.

Proprietary Underwriting System. A mortgage and home equity loan application is immediately passed through an automated series of credit filters. If the loan application is credit qualified, it is immediately passed through our proprietary underwriting engine. Within approximately two minutes of customer submission -- and without any human effort or underwriting charges except for the cost of a credit report -- the loan is automatically underwritten and an email response is sent to the customer. At the same time, the output of our underwriting engine is passed on in an easy to read electronic format to a loan consultant for rapid follow up with the customer.

Rapid Contact. A key to providing excellent service in the online lending environment is to quickly respond to customers. This assures consumers that there are knowledgeable people available to assist them through the process. We have created a Rapid Contact technology that integrates across our various systems to enable that crucial timely contact to take place.

E-Track. We have developed a proprietary online tracking system, E-Track, in order to make the loan application process more open and convenient for consumers. We establish an E-Track account for each customer at the time an application is completed online. Each E-Track account is personalized and password-protected. The E-Track system contains important information pertaining to the loan, such as documentation requirements and deadlines. All of this information is updated in real time as the loan application is processed. In addition to the E-Track system, our customer service representatives provide as much personal contact and information as the consumer desires.

Online Documents and Disclosures. The disclosures that are required by various federal and state laws and regulations are accepted in electronic form by a majority of our mortgage, home equity and auto loan customers, eliminating shipping and handling costs and enabling fast and easily navigable access using the customer's E-Track account. The documents necessary to complete an auto loan are immediately available online upon application approval, so borrowers need not wait for them to arrive by mail.

Third Party Electronic Data Exchanges. Much of the information flow in mortgage loan processing involves the interplay of the lender and third party service providers. In both the mortgage and home equity operations, we have automated almost every third party communication for loans including appraisal, title, and flood certification, both for the delivery of orders and the receipt of information. Automating these communications increases our efficiency, reduces our cycle time and eliminates data errors as redundant data entry is eliminated. We also created a process we call Flash Funding, which we use for a majority of our mortgage loan sales. Using this process, all of the information we have on the loan is sent across a secure electronic bridge to the loan purchaser, where it is automatically loaded into their servicing system, eliminating almost all of the manual effort required on their end. A handful of the key customer signed documents are mailed to the loan purchaser, and the remainder of the loan file is immediately sent to storage. We receive the loan purchaser's electronic acknowledgment and payment for the loan in days, not weeks, enabling us to better manage interest rate spreads, hedge costs, and working capital.

Business Development

The following are key areas of focus to further develop our business:

Expanding Capital Markets Development and Consumer Debt Offerings. We believe that one of our greatest competitive advantages is our ability to satisfy customers' specific borrowing requirements by offering a comprehensive selection of consumer debt products available online nationwide. We intend to continue to seek ways to increase the breadth of our capital market sources in order to expand the number and variety of product choices available to consumers while also improving our pricing flexibility.

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

Helping Consumers Monitor and Manage Their Debt. We recognize that consumers can lower their overall cost of capital by managing their loans as a portfolio, much as they manage their assets. We intend to provide tools and services to help our consumers create and manage these debt portfolios through personalized accounts within our online environment. We believe that our role in providing these tools and services will help us form and maintain strong, ongoing relationships with borrowers that will prompt them to use us to fulfill their future borrowing needs.

Our debt management services currently include The Loan Advisor that provides analytical recommendations for the best loan product to suit the borrower's needs and circumstances, and Mortgage Monitor that provides customers with assistance in mortgage loan origination and refinancing decisions through active loan monitoring and rate alerts. We intend to further develop tools that help our customers identify optimal financing opportunities available through E-LOAN for all of their debt types in order to lower their overall cost of capital.

Mortgage and Home Equity Loan Operations

Overview. As a direct-to-consumer lender we originate, underwrite and fund a variety of mortgage and home equity loan products to suit the needs of our borrowers. Originations are funded through our own warehouse lines of credit. Our loan originations are predominantly prime credit quality loans secured by single-family residences. All loans are underwritten pursuant to either general or investor specific standards that we establish to satisfy the criteria of the ultimate purchasers of the loans. We engage in hedging activities to minimize interest rate risk during the time between rate-lock with our customer and sale of the loan.

Obtaining a Loan. The loan origination process begins when the customer completes a loan application, typically online through our website or by telephone. Once the application is submitted, our proprietary underwriting system immediately analyzes the borrower's information and renders a credit decision. Next, our Rapid Contact technology allows us to quickly place a call to customers welcoming them to E-LOAN, providing a credit decision, answering questions, verifying information in the application and informing them of what to expect from the process. Customers then receive their required disclosures electronically or in the mail, based on the customer's preference.

An E-Track account is created shortly after a loan application is received and keeps the customer abreast of all pertinent information throughout the loan process. Customers are invited to visit their E- Track account frequently to review key steps in the loan process and receive updated information regarding their loan product, closing costs, and interest rate lock. They can also view loan disclosures and the progress of their loan application.

Although the E-Track account is available 24 hours a day, seven days a week, a dedicated loan consultant also maintains telephone and email contact with borrowers throughout the loan process in order to communicate major events and answer questions. One-on-one personal service begins as soon as the online application has been received, and continues until the loan has funded.

At the appropriate time, approved customers are invited to request an interest rate lock for their selected loan . An interest rate lock is an agreement between the borrower and the lender, specifying a number of days for which a loan's interest rate and points will be guaranteed by the lender. Lock requests can be made by phone or online through a customer's E-Track account. Customers are notified via email when their lock request has been confirmed.

As loan documentation is received, data provided by the customer at the time of initial origination is validated. Where needed, appraisals and title documents are ordered and reviewed by the loan consultant, who is supported by a loan processor.

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

After loans have been approved and all relevant conditions have been met, we prepare loan documents to be signed by the borrower. The assigned loan consultant will work with the borrower to schedule the closing of the loan and obtain the necessary signatures for funding. Often a mobile notary service is used to provide an added level of convenience for the borrower. Once the borrower has signed all documentation, the loan file is reviewed to identify any missing requirements. If complete, the loan is then funded and recorded as closed.

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

We also solicit customer feedback regarding the loan process to measure overall customer loyalty and to utilize in developing future product and service enhancements.

Loan Products. Our broad and competitive product offerings include conforming and jumbo fixed rate mortgages, adjustable rate mortgages, alternate "A" and non-prime mortgage loans, concurrent second mortgages, and home equity loans and lines of credit.

The following table summarizes the mix of our mortgage and home equity closed loan volume by product type along with their median credit score and loan to value ("LTV") ratios for the year ended December 31, 2002:

                                              Median
                                              Credit
                                   % Total     Score     LTV*
                                  ---------  --------- ---------
Mortgage
    Conforming Fixed.............     51.0%    752       69
    Jumbo Fixed..................     16.8%    763       66
    Adjustable Rate..............     27.9%    751       70
    Alternate "A" and Non-Prime..      3.5%    619       75
    Concurrent Second Mortgages..      0.8%    745       90
                                     100.0%

Home Equity
    Loans........................     24.8%    712       87
    Lines of Credit..............     75.2%    722       80
                                     100.0%

* The LTV ratio on home equity and mortgage second products includes the value of the existing first mortgage (if applicable) and therefore represents the cumulative loan to value ratio (CLTV).

Conforming Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"). This product is limited to high-quality borrowers with good credit records and involves adequate down payments or mortgage insurance.

Jumbo Fixed Rate Loans. Jumbo loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (currently $322,700 for single-family, one-to-four-unit mortgage loans in the continental United States).

Adjustable Rate Mortgages (ARM). The ARM's defining feature is a variable interest rate that fluctuates over the life of the loan, usually 30 years. Interest rate fluctuations are based on an index that is related to Treasury bill rates, regional or national average cost of funds, or another widely published rate, such as the London InterBank Offered Rate ("LIBOR"). The period between the rate changes is called an adjustment period and may change every six months or one year. The majority the ARMs we originate include an initial fixed rate period of three to ten years, otherwise known as hybrid ARMs. The ARMs we originate include rate and payment caps, which limit the interest rate increase and payment amount for each adjustment period.

Alternate "A" and Non-Prime Mortgage Loans. From a credit risk standpoint, alternate "A" loan borrowers present a risk profile comparable to that of conforming loan borrowers, but entail special underwriting considerations, such as a higher loan to value ratio or limited income verification. The non-prime mortgage loan focuses on customers whose borrowing needs are not served by traditional financial institutions. Borrowers of non- prime mortgage loans may have impaired or limited credit profiles, high levels of debt service to income, or other factors that disqualify them for conforming loans. The risk of originating mortgage loans to borrowers with higher credit risk is generally offset with higher interest rates than would be charged for a conventional loan. Offering this category of mortgage loans on a limited basis allows us to provide loan products to borrowers with a variety of differing credit profiles.

Concurrent Second Mortgage Loans. These loans take place concurrent to a first mortgage loan origination and are secured by a second lien on the related property.

Home Equity Loans and Lines of Credit. These loans are usually secured by second liens on the related property. Our home equity line of credit products bear an adjustable interest rate and generally provide for a 5, 10 or 15-year draw period where the borrower withdraws needed cash and pays interest only, followed by a balloon payment of the outstanding balance of principal and interest. Our closed-end home equity loans are fixed rate loans that typically amortize over 15 to 30 years with a balloon payment due after 10 or 15 years.

Loan Underwriting. Our guidelines for underwriting conventional conforming loans comply with the underwriting criteria employed by Fannie Mae and/or Freddie Mac. Our underwriting guidelines and property standards for all other non-conforming loans are based on either general or investor specific guidelines that we establish to satisfy the criteria of the ultimate purchasers of the loans. We consider the following general underwriting criteria in determining whether to approve a loan application:

  Employment and income

  Credit history

  Property value and characteristics

  Available assets

Underwriting of Non-Conforming Loans. In some cases we develop a set of general underwriting guidelines (non-investor specific) for non-conforming loans that we believe are acceptable to a broad range of capital market investors. These guidelines go through a process in which multiple investors review and approve them prior to their adoption. While this process provides comfort that the guidelines will produce salable loans, it does not constitute a firm commitment on behalf of the investors to purchase loans that meet the criteria. Investors provide firm purchase commitments when we agree to sell them a specific group of loans at a specified price. The use of general guidelines provides for better internal operating efficiencies as compared to underwriting to a complex matrix of investor specific guidelines. The two main determinants for adopting general underwriting guidelines are the availability of multiple purchasers in the capital markets for the loan type (liquidity) and underlying risk profile of the loan type (credit quality and complexity of loans). We currently underwrite most of the following loan types using general guidelines: prime jumbo fixed rate mortgages, prime hybrid ARMs, and prime home equity loans and lines of credit. We use investor specific underwriting guidelines for the following loan types: some ARM mortgages, alternate "A" mortgages, non-prime mortgages, high loan to value loans, and any other loan type that involves complex terms and/or lower credit quality.

Typically, we sell our loans on a servicing released basis without recourse. By doing so, we reduce our risk of loss or default by the borrower, except that we may be required to repurchase the loan in the event of an early payment default. Although loans are sold without recourse, we may be required to repurchase the loan if we breach the representations or warranties that we make in connection with the sale of the loan, or if the loan does not comply with the underwriting standards or other requirements of the ultimate loan purchaser.

Automated Underwriting. Automated underwriting (AU) contributes significantly to our goal of increasing the efficiency of multi-source lending by providing customers with faster, more cost-efficient credit reviews and decisions. In addition, we believe customers also value the less onerous and time-consuming nature of AU relative to more traditional underwriting processes.

We have created our own proprietary underwriting engine that enables us to instantly underwrite loans at time of application at minimal cost. We are also approved as an originator under Fannie Mae's Desktop Originator and Desktop Underwriter system (DU), and Freddie Mac's Loan Prospector system (LP). These systems help automate the lending process for all conforming loans.

We will continue to seek to enhance our AU capabilities and incorporate as many techniques and technologies as are warranted by our business needs and the needs of our major business partners.

Automated Appraisal. The use of automated property valuation models (AVMs) to replace the traditional physical appraisal process is starting to gain acceptance by our capital market sources. This trend is particularly evident with our home equity products where approximately 72% of loans originated were funded using AVMs versus physical appraisals. Our customers benefit through reduced costs (the cost of a typical conforming first mortgage loan appraisal normally exceeds $300) and time savings. Freddie Mac and Fannie Mae are both conducting pilot programs with no-appraisal loan products that use AVMs. Acceptance of AVMs is necessary for a truly electronic loan offering.

Interest Rate Hedging. We attempt to minimize the interest rate risk associated with the time lag between when loans are rate- locked with the customer and when they are committed for sale or exchanged in the secondary market, through our hedging activities. Individual mortgage loan risks are aggregated by loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. We believe that we have implemented a cost-effective hedging program to provide a level of protection against changes in the market value of rate-lock commitments. However, an effective strategy is complex and no hedging strategy can completely insulate us against such changes.

Warehouse Credit Facilities. We use warehouse credit facilities to fund our loans prior to their sale to capital market loan purchasers, which typically occurs within 30 days. We currently draw on warehouse credit facilities established with Greenwich Capital Financial Products, Inc., GMAC Bank, and Residential Funding Corporation. We have committed and uncommitted funds available through these facilities aggregating approximately $625 million as of March 28, 2003. The interest rate charged on these borrowings range from LIBOR plus 0.75% to 2.0% depending on the loan type. The net of this expense and the corresponding interest income that we earn during the time loans are held for sale currently produces a positive interest spread.

Our agreements with our warehouse lenders require us to comply with various operating and financial covenants. Principally these covenants restrict our ability to:

  Sell any of our material assets or merge or consolidate with another company

  Issue additional shares of common stock without their consent

  Pay dividends on our outstanding shares of common stock

  Amend our Certificate of Incorporation or Bylaws

These covenants also require us to:

  Maintain minimum cash and cash equivalents, and tangible net worth

  Limit the amount of debt we incur relative to our net worth

  Ensure that our current assets are equal to or greater than our current liabilities

  Maintain two warehouse facilities at all times with minimum credit limits

Auto Operations

Overview. We are an online provider of auto loans for the purchase of new and used vehicles. We also offer auto refinance loans to customers with vehicles subject to an existing automobile installment loan. The mix of our auto loan originations in 2002 were 74% used versus new car, 77% purchase versus refinance related, and 51% prime versus sub- prime credit quality loans. We fund auto loans using a line of credit and then sell them to either earn a gain on sale or a flat fee, depending on to whom the loans are sold. Prime auto loans are sold to a qualified special purpose entity (QSPE) as more fully described below. Sub-prime auto loans are sold to sub-prime auto loan purchasers.

Obtaining a Loan. The process of obtaining a car loan involves fewer steps than a mortgage or home equity loan. The process begins when a customer searches for a rate, then completes a short, online application at our website or by telephone. In most cases, the application goes through an automated underwriting process that takes only minutes to complete. In other cases, applications requiring greater review are underwritten by either E-LOAN underwriters or underwriters of the ultimate loan purchaser.

If approved, a customer receives an email notification generally within two hours after submitting the application. At the time of approval, a dealer agreement, an E-Fund Agreement and two sets of sample loan documents are created (one for a used car and one for a new car), and are available online through our E-Track system. The loan documents indicate the maximum amount the customer is approved for. The customer then prints and takes both the dealer agreement and E-Fund agreement to any franchised auto dealership and negotiates the purchase price for a vehicle of their choice, with the same leverage in the transaction that a cash purchaser brings to a dealer. In addition, the dealer is able to receive payment through an electronic transmission process known as automated clearing house ("ACH").

When the customer selects a vehicle, and the purchase price is finalized, the customer signs the E-Fund Agreement and presents it to the dealer as payment. The dealer is required to obtain a copy of the customer's driver's license as proof of identity and to forward this to us, along with any other supporting documents required to support the loan approval. In addition, the dealer ensures that the title is filed properly, with E-LOAN or the loan purchaser listed as the lien holder. In addition, the automobile purchase agreement is faxed to us. Once all documents are validated from the dealer, we fund the dealer through either ACH transfer or check. After the dealer is funded, we deliver a copy of the final loan contract to the customer.

For auto refinance loans, the customer completes the necessary paperwork and we pay off the existing lender.

Loan Underwriting. Our underwriting guidelines for auto loans generally consider the borrower's credit history, employment and income status. Our specific guidelines for prime auto loans were established with and approved by Merrill Lynch Bank USA ("Merrill Lynch") and are limited to high credit quality borrowers. Our credit risk (risk of loss) on prime auto loans is factored into our calculation of gain on sale. Sub-prime auto loans are underwritten to the specific guidelines of our sub-prime auto loan purchasers. In addition, all sub-prime auto loans are approved on a loan by loan basis with a corresponding commitment to purchase the loan from the sub-prime auto loan purchaser. Our sub-prime auto loans are sold without recourse. By doing so, we reduce our risk of loss or default by the borrower, except that we may be required to repurchase the loan in the event of an early payment default. Although loans are sold without recourse, we may be required to repurchase the loan if we breach the representations or warranties that we make in connection with the sale of the loan, or if the loan does not comply with the underwriting standards or other requirements of the ultimate loan purchaser.

Interest Rate Risk. Approved auto loan applicants are provided a guaranteed rate for up to a 45-day period. We do not hedge the interest rate exposure on approved auto loan applications prior to their funding. Based upon a variety of factors, we determined that the benefit to be received from hedging interest rate risk during this period was not commensurate with the cost.

Line of Credit Facilities. We use a line of credit facility established with Merrill Lynch Mortgage Capital, Inc. to fund our loans prior to their sale to auto loan purchasers, which typically occurs within 10 days. We have $10 million in committed funds available through this facility that expires on June 14, 2003. The interest rate charged on this line is based on LIBOR plus various percentage points. This agreement also requires us to comply with various operating and financial covenants.

Loan Sales to QSPE. In June 2002, we created a qualified special purpose entity, E-Loan Auto Fund One, LLC ("E-Loan Auto"), which purchases prime auto loans from us and then holds the loans. Revenues from these sales consist of the discounted cash flows net of interest, servicing fees and credit losses. Revenues on prime auto loan sales are recognized when the loan is sold to the QSPE. The QSPE borrows money under a $540 million credit facility it has established with Merrill Lynch Bank USA for this purpose.

TECHNOLOGY

Our technology systems use a combination of our own proprietary technologies and open source, and commercially available licensed technologies from industry leading providers, including Sun Microsystems, Cisco Systems and Oracle. Our systems were designed around industry standard architecture to reduce downtime in the event of outages or catastrophic occurrences. These systems provide availability 24 hours a day, seven days a week, and have capacity for peak activity levels without requiring additional hardware or support.

User Interface. Our website is designed for fast downloads and compatibility with most basic browsers. Pages are built with minimal graphics and do not require client-side plug-ins or Java to view.

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

Security. In order to safeguard borrowers' sensitive financial data, our systems provide secure online transaction capability. Customer information sent via the website is encrypted using a Secure Socket Layer ("SSL"). The network is protected with reliable firewall software. The website itself is locked down, with only a minimal number of people authorized to change the content on the production servers. E-Track is password-protected so that only the borrower may access the account. The servers containing borrower data are accessible only to authorized users within E- LOAN.

Server Hosting and Back-Up. Our website system hardware is hosted offsite at a hosting company's facility, providing redundant communication lines and multiple emergency power back-up. We have implemented load balancing systems and our own redundant servers to provide for fault tolerance. Scheduled maintenance takes place without taking the website offline. A backup hosting site is located at a separate facility. This backup facility has all equipment, software and data communications in place to continue E-LOAN business operations indefinitely in the event of a catastrophic business interruption of the primary facility.

CUSTOMERS

We are a direct-to-consumer lender. Our underwriting guidelines generally look at three areas to assess loan risk:

  Credit reputation: credit score and history

  Collateral: loan amount relative to the home or auto value

  Capacity to pay: income, debt, cash reserves

A credit score summarizes credit reputation. Credit scores generally range from the mid 300s to the mid 800s, with scores above 700 representing good to excellent credit. The median credit score for our mortgage, home equity, and auto loans in 2002 were 751, 720 and 669, respectively. Capital market loan purchasers look favorably upon loans with loan to value ratios ("LTV"s) below 80% and often pay a premium for those loans. The LTV of our mortgage and home equity loans in 2002 were 68% and 81% (ratio includes loan value of first mortgage), respectively.

GEOGRAPHIC INFORMATION

All of our revenue is generated from transactions originating in the United States. All of our fixed assets are located in the United States, principally at our headquarters in Dublin, California and at our auto operations site in Jacksonville, Florida.

MARKETING

Our brand and direct response marketing strategy is to attract home and auto loan applicants to our website by promoting the E-LOAN brand as a byword for trust, choice, open and honest competitive pricing and service for consumer loans. We rely on a variety of methods to promote our brand. By providing superior customer service, we promote referrals from satisfied borrowers and repeat business. Offline marketing focuses primarily on national television advertising and direct mail campaigns that target the demographic and geographic segments with the highest propensity to utilize an online loan provider. We plan to invest in new database and analysis systems and expand our staff of experienced direct marketers with the goal of achieving excellence in this area. Online marketing efforts are centered on marketing agreements with leading online companies and select use of banner advertising. We also intend to take advantage of both short and long term cross-selling opportunities across our product lines.

Mortgage and Home Equity Loan Marketing. Our marketing agreements with such online websites as Bankrate.com drive applications through a hyperlink or banner advertisement on their website which leads the loan applicant to our website. We also have a marketing agreement with zipRealty, a technology based real estate company, pursuant to which zipRealty's website advertises exclusively our mortgage services and rates to visitors of the website. In addition, we engage in marketing activities at realtor and relocation trade shows and other events in the real estate industry in order to encourage realtors and relocation consultants to promote our website to homebuyers. A minority of our mortgage and home equity applications are derived from our online marketing agreements.

Auto Loan Marketing. Through marketing agreements with leading automotive websites and portals, such as MSN, Yahoo, AOL, Autobytel.com, and Bankrate.com, E-LOAN drives auto applications through many integrated auto loan centers, text links, and banner ads resulting in auto loans. The majority of our auto applications are derived from online marketing agreements.

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

Mortgage Loan Competition. Our largest competition for mortgage loans is mortgage brokers. The mortgage brokerage industry is very fragmented with a large number of brokers, none of which have a significant portion of the market for mortgage loans. Mortgage brokers continue to originate the majority of all mortgage loans. They originate these loans mostly for large, national mortgage wholesale lenders. The popularity of using brokers is indicative of consumers desire to obtain a competitive price from among multiple lenders. Brokers are middlemen in the transaction and as a result they cannot completely control the fulfillment process, and overall customer experience, in contrast to a direct-to-consumer lender. The brokers' key competitive advantage is their existing relationships with real estate agents who refer purchase mortgage customers to them.

We self-fund most of our loans through the use of our warehouse lines of credit and act as a broker for less than 1% of the loans that we originate. Unlike a mortgage broker, as a direct-to-consumer lender we control all parts of the loan transaction process from application to funding of the loan. This offers the consumer the confidence that they are dealing with the ultimate decision maker on their loan, which allows for rapid credit decisions and streamlined processes. We believe real estate agents will gain confidence in our solution over time and want their customers to realize the benefits provided by our products and service. We also compete with the retail or direct-to-consumer divisions of the large, national mortgage lenders such as Wells Fargo Mortgage, Chase Manhattan Mortgage, Washington Mutual and Countrywide Financial Corporation. These institutions are involved at several levels of the mortgage lending industry. They loan directly to consumers in the retail market, utilize mortgage brokers to originate loans in the wholesale market and purchase funded loans from direct lenders including us, in the correspondent or conduit market. We believe we have a competitive advantage over these institutions in the retail market because we are able to offer our customers competitive rates and products from a selection of capital market providers while these institutions generally offer only their own rates and products. These institutions have the competitive advantage of having greater financial and marketing resources than we do. We do not believe the ability of these institutional lenders to make wholesale purchases of loans from their consumer divisions provides them any particular advantage, since the wholesale market for the purchase of loans consists of multiple competitive purchasers.

Home Equity Loan Competition. There is an under-developed competitive market for home equity loans as compared to mortgage loans. Because of this, consumers tend to apply for home equity loans with their primary bank because of its familiarity. The principal competitors in this market are Citigroup, Bank of America, Household International and Wells Fargo Bank. Our advantage is that we are often able to offer a more streamlined loan process. However, our competitors have the advantage of having an existing relationship with the customer and substantially greater financial and marketing resources than we do.

Auto Loan Competition. Our largest competition for auto loans is the auto dealership's finance salesperson through their lending sources. These lending sources include large financial institutions such as Chase Manhattan and Bank of America as well as the automobile manufacturer's finance companies including Ford Motor Credit and GMAC. These institutions have strong, existing relationships with the automobile dealers as well as greater financial and marketing resources. Our advantage is that by separating the auto financing from the purchasing transactions, we allow borrowers to establish the credit terms in a competitive environment before they negotiate the purchase of the vehicle. In this manner, our borrowers avoid the risk of bundling the purchase price of the automobile and the price of financing.

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

The online lenders with the most comparative business models and product offerings are Quicken Loans, E*Trade Mortgage Corporation, and Ditech.com for mortgage and home equity loans, and Peoplefirst.com for auto loans. We compete with all of these online lenders on the basis of products, price and customer service. Quicken Loans was created through the purchase of Rock Financial by Intuit in December 1999 and then Intuit sold the company back to the founders of Rock Financial in 2002 in order to focus on its software business. Quicken Loans is a provider of direct-to-consumer home loans, offering mortgages in all 50 states on the internet through Quickenloans.com and in Michigan through four Rock Financial branches. We believe that Quicken Loans still enjoys a competitive marketing advantage over us in its access to the approximate 25 million Intuit customer base. E*Trade Mortgage Corporation is also a direct-to-consumer lender of various mortgage products. E*Trade Mortgage Corporation was formed in February 2001 when LoansDirect merged with E*TRADE Group, Inc. E*Trade Mortgage Corporation also has a marketing competitive advantage over us based on its ability to cross sell to its brokerage and banking customers. Ditech.com is a division of GMAC Mortgage Corporation and as such it enjoys a competitive advantage over us in its substantially greater financial and marketing resources. Peoplefirst.com is an online direct auto loan provider. Peoplefirst.com was purchased by Capital One Financial in September 2001 and therefore enjoys a competitive marketing advantage over us in its access to Capital One's approximately 47 million customers. According to the Q3 2002 Internet Scorecard for Mortgages produced by Gomez Research, a research group that provides objective, customer-focused research scorecards on various online financial services categories, including, ease of use, customer confidence, on-site resources, and relationship services, we ranked third overall out of the fifteen lenders evaluated. Our closest online competitors ranked as follows: E*Trade Mortgage Corporation (fourth); Quicken Loans (fifth); and Ditech.com (eleventh). There is no similar research available for online home equity or auto loans.

Loan Marketplace Websites. We compete with a number of consumer loan websites that act similarly to traditional loan brokers, offering multi-lender distribution channels for banks and other financing sources. Among these providers are LendingTree and Providian's GetSmart. These websites are marketplaces that operate on an advertising model but do not actually make loans; they simply provide a conduit between borrower and lender. They do not offer complete transaction fulfillment for customers, and therefore, add additional steps and fees to the lending process. We believe we have a competitive advantage in being a direct lender because our control over the fulfillment process allows us to remove the redundant or unnecessary steps and related costs involved in getting a loan, and to pass savings onto the consumer. In addition, our capital markets access to multiple loan purchasers further enables us to provide consumers with highly competitive rates.

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

The Gramm-Leach-Bliley Act ("GLBA"), among other things:

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

Although financial institutions may share consumer information with unaffiliated third parties until consumers opt-out of that information sharing, we provide consumers with an opt-in alternative. We believe consumers should have more control over the sharing of their personal financial information. Therefore, in cases where federal law requires at least an opt-out, we will not share a consumer's personal information until we receive that consumer's explicit permission (opt-in).

EMPLOYEES

As of December 31, 2002, we employed 652 full-time employees, of whom 235 were in mortgage loan operations, 90 were in customer care, 121 were in home equity loan operations, 96 were in auto loan operations, 39 were in administration, 25 were in marketing and business development, and 46 were in engineering. As we continue to grow and introduce more products, we expect to hire more personnel, particularly in the area of loan operations. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement. We believe that relations with our employees are good.

E-LOAN ON THE INTERNET

Topics featured in this 10-K can be found via our home page on the Internet (www.eloan.com). Financial results, news on E-LOAN products, services and other activities can also be found via that address. We file reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC.

E-LOAN's website (www.eloan.com) contains a significant amount of information about E-LOAN, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These materials are available free of charge on or through our website via the Investor Relations page at www.eloan.com.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2. PROPERTIES

E-LOAN is headquartered in Dublin, California, where it leases approximately 85,000 square feet of space primarily in a single building where its mortgage and home equity loan operations and a portion of its auto loan operations take place. E-LOAN also holds a lease on approximately 24,000 square feet of office space in Jacksonville, Florida where most of the auto loan fulfillment activity takes place. The lease for E-LOAN's office space in Dublin expires in November 2004. The lease for E-LOAN's office space in Jacksonville expires in June 2003 at which time the auto operations will be relocated to California.

ITEM 3. LEGAL PROCEEDINGS

We have been named as a defendant in five related lawsuits filed in the Federal District Court for the Southern District of New York between August 10, 2001 and September 25, 2001. The lawsuits purport to be class actions filed on behalf of the plaintiffs and others similarly situated. They name as defendants E-LOAN, Christian Larsen, Janina Pawlowski, Frank Siskowski, The Goldman Sachs Group, Inc., FleetBoston Robertson Stephens, Inc., Merrill Lynch Pierce Fenner & Smith, Inc., Credit Suisse First Boston Corp. and J.P. Morgan Chase & Co., some of which were involved in our initial public offering. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of our initial public offering violated Section 12(a) of the Securities Act of 1933 by receiving excessive and undisclosed commissions and fees, and by entering into unlawful private agreements with brokers' customers, and that all defendants violated Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 under the Securities Exchange Act of 1934 by making material false and misleading statements in our initial public offering prospectus concerning brokers' commissions and private agreements with brokers' customers. The plaintiffs in each action seek to recover damages on behalf of all those who purchased or otherwise acquired E-LOAN securities during the respective class period. We have been served with two of the complaints and have entered into a stipulation with plaintiffs' counsel for an extension of time to respond to the complaint. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. We intend to vigorously defend these lawsuits. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business. On October 9, 2002, E-LOAN's individual defendants were dismissed, without prejudice, from the lawsuit, pursuant to a stipulated agreement with the plaintiffs. The plaintiffs and the underwriter defendants have each made preliminary settlement proposals to the issuer defendants, and E-LOAN has established a Litigation Committee consisting of independent directors to assess the competing proposals.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

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

	High	Low
Fiscal 2001: First Quarter Second Quarter Third Quarter Fourth Quarter Fiscal 2002: First Quarter Second Quarter Third Quarter Fourth Quarter	$ 3.34 1.88 1.59 1.99 2.25 2.00 1.81 2.13	$ 0.50 0.95 0.66 0.96 1.11 1.03 0.95 1.17

On March 21, 2003, the last reported sale price of the Company's common stock on the Nasdaq National Market was $2.56 per share. The Company had approximately 285 holders of record of our common stock on that date.

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

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is qualified by reference to the Financial Statements and Notes thereto appearing elsewhere in this document. The balance sheet data as of December 31, 2001 and 2002 and the income statement data for each of the three years in the period ended December 31, 2002 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this document.

                                                             Years Ended December 31,
                                              -----------------------------------------------------
                                                1998       1999       2000       2001       2002
                                              ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT DATA:
Revenues.................................... $   6,832  $  22,097  $  35,879  $  67,950  $ 103,288

Operating expenses:
   Operations...............................     8,257     22,779     31,747     42,946     53,854
   Sales and marketing......................     5,704     30,286     28,506     16,785     25,365
   Technology...............................     1,346      3,595      6,207      6,325      5,625
   General and administrative...............     1,619      6,859      6,840      5,784      6,936
   Non-cash marketing costs.................        --         --      6,490      5,970         --
   Amortization of unearned
   compensation.............................     1,251     23,116      9,392      5,164         --
   Amortization of goodwill and
   intangible assets .......................        --     11,589     39,733     28,144         --
                                              ---------  ---------  ---------  ---------  ---------
     Total operating expenses...............    18,177     98,224    128,915    111,118     91,780
                                              ---------  ---------  ---------  ---------  ---------
       Income (loss) from operations........   (11,345)   (76,127)   (93,036)   (43,168)    11,508
Other income, net...........................       173      3,152      1,276      3,638        107
                                              ---------  ---------  ---------  ---------  ---------
Income (loss) before taxes.................... (11,172)   (72,975)   (91,760)   (39,530)    11,615
Income taxes..................................      --         --         --         --       (964)
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss)........................... $ (11,172) $ (72,975) $ (91,760) $ (39,530) $  10,651
                                              =========  =========  =========  =========  =========
     Net income (loss) per share:
       Basic and diluted.................... $   (0.98) $   (2.75) $   (1.91) $   (0.73) $    0.18
                                              =========  =========  =========  =========  =========

BALANCE SHEET DATA (AT
   END OF PERIOD):
Cash and cash equivalents................... $   9,141  $  37,748  $  28,459  $  32,538  $  36,321
Loans held-for-sale.........................    42,154     35,140     22,745    162,246    393,386
Retained interests in auto loans - trading..        --         --         --         --      3,969
Goodwill and intangible assets..............        --     67,878     28,144         --         --
Total assets................................    55,523    152,967     99,743    210,626    444,455
Warehouse and other lines payable...........    41,046     33,115     17,678    158,148    383,647
Long term obligations.......................     1,289      2,525      1,088      5,000         --
Mandatorily redeemable
   convertible preferred stock..............    21,393         --         --         --         --
Total stockholders' equity
   (deficit)................................   (11,184)   103,007     67,486     39,768     56,040

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

OVERVIEW

The Company is a direct-to-consumer online lender whose revenues are derived primarily from the gain on sale of mortgage, home equity and auto loans that it underwrites, funds and sells. The Company also earns interest income on loans during the brief time they are held pending sale.

MORTGAGE REVENUES

The Company's mortgage revenues are primarily derived from the origination and sale of self-funded loans. In prior years the Company derived a portion of its mortgage revenues from the brokering of loans. Brokered loans are funded through lending partners and the Company never takes title to the mortgage. In 2002, the Company no longer brokered mortgage loans. Self- funded loans are funded through the Company's own warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan and origination fees less certain direct origination costs. These revenues are recognized at the time the loan is sold.

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

AUTO REVENUES

We fund auto loans using a line of credit and then sell them to either earn a gain on sale or a flat fee, depending on who the loans are sold to. Prime auto loans are sold to a qualified special purpose entity (QSPE) as more fully described below. Sub-prime auto loans are sold to sub-prime auto loan purchasers.

In July 2002, the Company began selling self-funded prime auto loans to a QSPE (see "Critical Accounting Policies"). Revenues from these sales consist of the discounted cash flows net of interest, servicing fees and credit losses. Revenues on prime auto loan sales are recognized when the loan is sold to the QSPE.

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

OTHER REVENUES

The Company generates revenues from fees paid by various partners in exchange for consumer loan applications generated by advertising such partners' products on the Company's website. The current consumer loan programs offered include credit cards and unsecured personal loans. Additionally, the Company earns revenue from its credit report services. Other revenues generated approximately 1% of the total revenues in the year ended December 31, 2002.

QUARTERLY RESULTS

The following table sets forth the unaudited results of operations for the Company on a quarterly basis and expressed as a percentage of total revenues (dollars in thousands):

                                                                     Three Months Ended
                                    --------------------------------------------------------------------------------------
                                    March 31,  June 30,   Sept. 30,   Dec 31,   March 31,  June 30,   Sept. 30,   Dec 31,
                                      2001       2001       2001       2001       2002       2002       2002       2002
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenues.......................... $  16,367  $  15,207  $  16,862  $  19,515  $  20,766  $  20,986  $  28,437  $  33,100

Operating expenses:
      Operations..................    11,488     10,693     10,181     10,583     10,852     11,327     15,283     16,398
      Sales and marketing.........     4,831      3,978      3,616      4,360      5,137      6,138      6,484      7,598
      Technology..................     1,783      1,680      1,461      1,402      1,429      1,240      1,436      1,520
      General and administrative..     1,488      1,276      1,380      1,641      1,633      1,347      1,687      2,270
      Amortization of non-cash
          marketing costs.........     2,985      2,985         --         --         --         --         --         --
      Amortization of unearned
          compensation............       257      1,020      1,045      2,841         --         --         --         --
      Amortization of goodwill
          and intangible assets...     9,933      9,933      8,278         --         --         --         --         --
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Total operating expenses....    32,765     31,565     25,961     20,827     19,051     20,052     24,890     27,786
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) from operations.....   (16,398)   (16,358)    (9,099)    (1,312)     1,715        934      3,547      5,314
Other income, net.................        84        238         88      3,228        (57)        39         51         72
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before taxes........   (16,314)   (16,120)    (9,011)     1,916      1,658        973      3,598      5,386
Income taxes......................        --         --         --         --        (54)       (29)      (508)      (372)
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss)................. $ (16,314) $ (16,120) $  (9,011) $   1,916  $   1,604  $     944  $   3,090  $   5,014
                                    =========  =========  =========  =========  =========  =========  =========  =========

AS A PERCENTAGE OF REVENUES:
Revenues..........................       100%       100%       100%       100%       100%       100%       100%       100%

Operating expenses:
      Operations..................        70%        70%        60%        54%        52%        54%        54%        50%
      Sales and marketing.........        30%        26%        21%        22%        25%        29%        23%        23%
      Technology..................        11%        11%         9%         7%         7%         6%         5%         5%
      General and administrative..         9%         8%         8%         8%         8%         6%         6%         7%
      Amortization of non-cash
          marketing costs.........        18%        20%        --         --         --         --         --         --
      Amortization of unearned
          compensation............         2%         7%         6%        15%        --         --         --         --
      Amortization of goodwill
          and intangible assets...        61%        65%        50%        --         --         --         --         --
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Total operating expenses....       201%       207%       154%       107%        92%        95%        88%        84%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) from operations.....      -100%      -107%       -54%        -7%         8%         5%        12%        16%
Other income, net.................         1%         2%         1%        17%        -0%         0%         0%         0%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before taxes........      -100%      -105%       -53%        10%         8%         5%        12%        16%
Income taxes......................        --         --         --         --         -0%        -0%        -2%        -1%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss).................      -100%      -105%       -53%        10%         8%         5%        10%        15%
                                    =========  =========  =========  =========  =========  =========  =========  =========

OTHER INCOME, EFFECT ON QUARTERLY RESULTS

In the fourth quarter of 2001, the Company sold its entire interest in E-LOAN Japan, which resulted in a one-time $3.2 million gain. Without this one-time gain of $3.2 million, the Company would have reported a net loss as opposed to the net income that was reported for the quarter ended December 31, 2001.

REVENUES

The following table provides the components of revenue shown in thousands and as a percentage of total revenues:

                                           March 31,  June 30,    Sep. 30,   Dec. 31,   March 31,  June 30,   Sep. 30,   Dec. 31,
                                             2001       2001        2001       2001       2002       2002       2002       2002
Revenues:                                  ---------  ---------   ---------  ---------  ---------  ---------  ---------  ---------
   Mortgage.............................. $   7,215  $   8,772   $  10,243  $  12,769  $  12,815  $  11,738  $  16,773  $  19,889
   Interest income on mortgage loans.....     2,943      2,893       2,523      3,211      2,991      2,985      4,548      4,576
   Home equity...........................       622        970       1,681      1,705      2,284      3,267      3,129      4,496
   Interest income on home equity loans..        84        115         458        231        237        519        705        917
   Auto..................................     5,281      2,095       1,720      1,498      2,291      2,250      3,036      2,999
   Other.................................       222        362         237        101        148        227        246        223
                                           ---------  ---------   ---------  ---------  ---------  ---------  ---------  ---------
         Total revenues.................. $  16,367  $  15,207   $  16,862  $  19,515  $  20,766  $  20,986  $  28,437  $  33,100
                                           =========  =========   =========  =========  =========  =========  =========  =========
   Mortgage..............................        44%       58%        61%       65%       62%       56%       59%       60%
   Interest income on mortgage loans.....        18%       19%        15%       16%       14%       14%       16%       14%
   Home equity...........................         4%        6%        10%        9%       11%       16%       11%       14%
   Interest income on home equity loans..         1%        1%         3%        1%        1%        2%        2%        3%
   Auto..................................        32%       14%        10%        8%       11%       11%       11%        9%
   Other.................................         1%        2%         1%        1%        1%        1%        1%        1%
                                           ---------  ---------   ---------  ---------  ---------  ---------  ---------  ---------
         Total revenues..................       100%      100%       100%      100%      100%      100%      100%      100%
                                           =========  =========   =========  =========  =========  =========  =========  =========

Revenues increased from the first quarter to the fourth quarter of 2001 from $16.4 million to $19.5 million and increased from the first quarter to the fourth quarter of 2002 from $20.8 million to $33.1 million. A significant portion of these increases resulted from growth in the dollar volume of mortgage and home equity loans closed and sold, as well as a steady increase in mortgage revenue earned per loan. Mortgage revenues increased from $7.2 million to $12.8 million from the first quarter to the fourth quarter of 2001 and from $12.8 million to $19.9 million from the first quarter to the fourth quarter of 2002. Prime refinance mortgages accounted for 84% and 79% of mortgage closed loan volume and 84% and 78% of mortgage revenue in the twelve months ended December 31, 2001 and 2002, respectively. The Company expects refinance activity to decline in the second half of 2003 and that growth in purchase and non-prime mortgages will help offset the decline in refinance volume, resulting in an overall similar mortgage revenue (excluding interest income) amount in 2003 as compared to 2002. Home equity revenues increased from $0.6 million to $1.7 million from the first quarter to the fourth quarter of 2001 and from $2.3 million to $4.5 million from the first quarter to the fourth quarter of 2002. Revenues also increased due to an increase in interest income earned on mortgage and home equity loans. The Company also expects that home equity revenues will grow throughout 2003 as volumes increase. Auto revenues decreased from the first quarter to the fourth quarter of 2001 from $5.3 million to $1.5 million and increased from the first quarter to the fourth quarter of 2002 from $2.3 million to $3.0 million. The decline in 2001 is largely attributed to strong competition from the auto manufacturers in the form of widely available incentive financing rates, such as 0% interest rate specials. The Company lowered interest rates on auto loans to try and remain competitive as evidenced in the decline in average basis points per loan from the first quarter of 2001 through the fourth quarter of 2001. However, since the Company cannot compete with 0% interest rate specials, the Company experienced a significant decline in the volume of auto loans funded, most severely from the first quarter in 2001 to the second quarter in 2001. This resulted in sharp declines in auto revenues from the first quarter of 2001 through the fourth quarter of 2001. The increase in auto revenues during 2002 is largely a result of the new QSPE structure introduced in June 2002 that improved our ability to offer competitive rates to consumers while increasing our gain on sale execution compared to our prior correspondent loan sales. The Company assumes continued pressure from incentive financing rates coupled with reduced sub-prime volume due to the loss of Americredit, the Company's largest sub-prime auto loan purchaser, will result in relatively flat 2003 auto revenues as compared to 2002.

The following table summarizes dollar volume of loans closed and sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                 March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,  June 30,   Sept. 30,  Dec. 31,
                    2001        2001        2001        2001      2002       2002       2002       2002
                 ----------  ----------  ----------  ---------- ---------  ---------  ---------  ---------
Mortgage
$ Volume        $  555,434  $  697,246  $  702,324  $  764,714 $ 916,802  $ 766,494  $ 944,538  $ 863,027
Revenue         $    7,215  $    8,772  $   10,243  $   12,769 $  12,815  $  11,738  $  16,773  $  19,889
BPS                    130         126         146         167       140        153        178        231

Home Equity
$ Volume        $   32,208  $   62,351  $   87,439  $   65,049 $  97,648  $ 124,125  $ 123,879  $ 184,382
Revenue         $      622  $      970  $    1,681  $    1,705 $   2,284  $   3,267  $   3,129  $   4,496
BPS                    193         156         192         262       234        263        253        244

Auto
$ Volume        $  303,449  $  130,951  $  117,295  $  111,338 $ 140,464  $ 150,733  $ 169,305  $ 169,652
Revenue         $    5,281  $    2,095  $    1,720  $    1,498 $   2,291  $   2,250  $   3,036  $   2,999
BPS                    174         160         147         135       163        149        179        177

The following table illustrates the percentages of the Company's mortgage closed loan volume from purchase and refinance loans as compared to the total market (according to Mortgage Bankers Association of America) through 2002. The Mortgage Bankers Association of America data for the fourth quarter of 2002 and the year ended 2002 below represents its estimate as of February 14, 2003:

                     2000      2001      Q1 02     Q2 02     Q3 02     Q4 02     2002
                   --------- --------- --------- --------- --------- --------- ---------
E-LOAN Mortgage*
   Purchase              61%       16%       15%       25%       19%       25%       21%
   Refinance             39%       84%       85%       75%       81%       75%       79%

Total Market
   Purchase              81%       43%       40%       57%       40%       35%       42%
   Refinance             19%       57%       60%       43%       60%       65%       58%

* Excludes home equity and auto loan volume

OPERATING EXPENSES

Total Operating Expenses. Total operating expenses decreased sequentially in 2001 from $32.8 million in the first quarter of 2001 to $20.8 million in the fourth quarter of 2001, and increased sequentially in 2002 from $19.1 million in the first quarter of 2002 to $27.8 million in the fourth quarter of 2002. The quarterly decreases in 2001 are primarily due to the completion of amortization of the marketing services receivable in the second quarter of 2001, as well as the completion of amortization of goodwill in the third quarter of 2001. The quarterly increases in 2002 are due to the increase in operations expense as a result of increased loan volumes, as well as an increase in sales and marketing expenses.

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

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                         March 31,  June 30,   Sep. 30,   Dec. 31,   March 31,  June 30,   Sep. 30,   Dec. 31,
                                           2001       2001       2001       2001       2002       2002       2002       2002
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Mortgage .............................. $   5,076  $   5,190  $   4,907  $   5,767  $   5,849  $   5,967  $   7,822  $   8,675
Interest expense on mortgage loans.....     2,716      2,273      1,871      1,818      1,512      1,301      2,289      2,140
Home equity............................       385        771        984        953      1,331      1,844      2,333      2,631
Interest expense on home equity loans..       165        208        239        170        110        241        392        493
Auto...................................     3,114      2,204      2,135      1,832      2,013      1,940      2,430      2,459
Other..................................        32         47         45         43         37         34         17         --
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total operations....................... $  11,488  $  10,693  $  10,181  $  10,583  $  10,852  $  11,327  $  15,283  $  16,398
                                         =========  =========  =========  =========  =========  =========  =========  =========

Operations expense decreased from the first quarter to the fourth quarter of 2001 from $11.5 million to $10.6 million and increased from the first quarter to the fourth quarter of 2002 from $10.9 million to $16.4 million. Operations expense decreased as a percentage of revenues from 70% for the first quarter of 2001 to 50% for the fourth quarter of 2002. The decrease in operations expense as a percentage of revenue is due to increased volumes of revenue, as well as the increased leverage of fixed costs from technology and process improvements.

Direct Margin. Direct margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (dollars in thousands):

                              March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,  June 30,   Sept. 30,  Dec. 31,
                                 2001        2001        2001        2001      2002       2002       2002       2002
                              ----------  ----------  ----------  ---------- ---------  ---------  ---------  ---------
Mortgage.................... $    2,139  $    3,582  $    5,336  $    7,002 $   6,966  $   5,771  $   8,951  $  11,214
Mortgage interest margin....        146         527         652       1,454     1,479      1,684      2,253      2,436
Home equity.................        237         199         697         752       953      1,423        796      1,865
Home equity interest margin.          0           0         219           0       127        278        313        424
Auto........................      2,167        (109)       (415)       (334)      278        310        612        540
Other.......................        190         315         192          58       111        193        229        223
                              ----------  ----------  ----------  ---------- ---------  ---------  ---------  ---------
Total direct margin......... $    4,879  $    4,514  $    6,681  $    8,932 $   9,914  $   9,659  $  13,154  $  16,702
                              ==========  ==========  ==========  ========== =========  =========  =========  =========

Direct margin increased from the first quarter to the fourth quarter of 2001 from $4.9 million to $8.9 million and increased from the first quarter to the fourth quarter of 2002 from $9.9 million to $16.7 million. The growth in direct margin is due largely to the contribution from increased mortgage and home equity volume, as well as increased revenue per loan, coupled with technology and process improvements. Additionally, the increase in direct margin is due to the positive spread of interest income over interest expense. The Company anticipates that mortgage revenue per loan and the spread of interest income over interest expense will decline throughout 2003, as the overall level of refinance activity declines and competitive pricing pressure increases. Auto direct margin turned negative in the second quarter of 2001 as loan volume declined due to the industry's broad use of low interest rate financing incentives. The Company was unable to lower interest rates on auto loans to a competitive level in the heavy interest rate incentive environment and therefore sustained sharp decreases in overall volume and the resulting revenue from that volume. The decline in auto loan volume and revenue was greater than the Company's ability to lower related auto operations expenses and resulted in negative direct margins for the second through the fourth quarters of 2001. Auto direct margins returned to positive levels in the first quarter of 2002 and increased from $0.3 million to $0.5 million by the fourth quarter of 2002. The increase in auto direct margin during 2002 is largely a result of the new QSPE structure introduced in June 2002 that improved our ability to offer competitive rates to consumers while increasing our gain on sale execution compared to our prior correspondent loan sales. The Company expects auto direct margin to grow modestly throughout 2003.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses (excluding non-cash marketing costs) related to advertising, promotion and marketing agreements and employee compensation and other expenses related to marketing personnel. Sales and marketing remained relatively constant in 2001 decreasing from $4.8 million in the first quarter of 2001 to $4.4 million in the fourth quarter of 2001, and increased sequentially in 2002 from $5.1 million in the first quarter to $7.6 million in the fourth quarter of 2002. Sales and marketing expense decreased as a percentage of revenues from 30% in the first quarter of 2001 to 22% in the fourth quarter of 2001 and remained relatively constant around 25% of revenue in both the first and fourth quarter of 2002. Sales and marketing expense decreased in 2001 as a percentage of revenue due to increased leverage from new and existing advertising and marketing relationships. Sales and marketing expenses grew in absolute dollars in 2002 as the Company employed new marketing strategies such as direct response television and direct mail. Sales and marketing expenses are expected to continue at approximately 25% of total revenues in upcoming quarters, representing an increase in absolute dollars as revenues grow.

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of our existing technological infrastructure. Technology expense decreased from the first quarter to the fourth quarter of 2001, from $1.8 million to $1.4 million and remained relatively constant in 2002 going from $1.4 million in the first quarter of 2002 to $1.5 million in the fourth quarter of 2002. Technology expense as a percentage of revenues decreased from 11% in the first quarter of 2001 to 7% in the fourth quarter of 2001 and continued decreasing in 2002 going from 7% in the first quarter of 2002 to 5% in the fourth quarter of 2002. The Company expects technology expense to moderately increase in absolute dollars in the upcoming quarters.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense increased from the first quarter to the fourth quarter of 2001 from $1.5 million to $1.6 million and increased from the first quarter to the fourth quarter of 2002 from $1.6 million to $2.3 million. General and administrative expense decreased as a percentage of revenues in 2001 from 9% in the first quarter of 2001 to 8% in the fourth quarter of 2001, and decreased from 8% in the first quarter of 2002 to 7% in the fourth quarter of 2002. General and administrative expenses are expected to be approximately 5% of total revenues in the upcoming quarters.

Amortization of Non-Cash Marketing Costs. On April 25, 2000, the Company issued two warrants to purchase up to 13.1 million shares of common stock to The Charles Schwab Corporation pursuant to a marketing agreement with Schwab. The total valuation of both of these warrants was determined to be $12.5 million. The amount was recorded as a contra-equity item called marketing services receivable and was expensed over a one-year term based on the Company's unilateral cancellation right on or before the end of the agreement's first year. The marketing services receivable concluded amortization on June 30, 2001.

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

Other Income, Net. Other income, net, increased from the first quarter to the fourth quarter of 2001 from $0.1 million to $3.2 million and remained relatively constant from $(0.1) million to $0.1 million from the first quarter to the fourth quarter of 2002. In the fourth quarter of 2001, the Company sold its entire interest in E-LOAN Japan, which resulted in a one-time $3.2 million gain. Without this one-time gain of $3.2 million, the Company would have reported a net loss as opposed to the net income that was reported for the quarter ended December 31, 2001.

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2002

The following table sets forth the results of operations for the Company and these results expressed as a percentage of total revenues (dollars in thousands):

                                                         Years Ended December 31,
                                                         ------------------------
                                                            2001         2002
                                                         -----------  -----------
Revenues .............................................. $    67,950  $   103,288

Operating expenses:
    Operations.........................................      42,946       53,854
    Sales and marketing................................      16,785       25,365
    Technology.........................................       6,325        5,625
    General and administrative.........................       5,784        6,936
    Amortization of non-cash marketing costs...........       5,970           --
    Amortization of unearned compensation..............       5,164           --
    Amortization of goodwill and intangible assets.....      28,144           --
                                                         -----------  -----------
           Total operating expenses....................     111,118       91,780
                                                         -----------  -----------
Income (loss) from  operations.........................     (43,168)      11,508
Other income, net......................................       3,638          107
                                                         -----------  -----------
Income (loss) before taxes.............................     (39,530)      11,615
Income taxes...........................................          --         (964)
                                                         -----------  -----------
Net income (loss).......................................$   (39,530) $    10,651
                                                         ===========  ===========

AS A PERCENTAGE OF REVENUES:

Revenues ..............................................         100%         100%

Operating expenses:
    Operations.........................................          63%          52%
    Sales and marketing................................          25%          25%
    Technology.........................................           9%           5%
    General and administrative.........................           9%           7%
    Amortization of non-cash marketing costs...........           9%          --
    Amortization of unearned compensation..............           8%          --
    Amortization of goodwill and intangible assets.....          41%          --
                                                         -----------  -----------
           Total operating expenses....................         164%          89%
                                                         -----------  -----------
Income (loss) from  operations.........................         -64%          11%
Other income, net......................................           5%           0%
                                                         -----------  -----------
Income (loss) before taxes.............................         -58%          11%
Income taxes...........................................          --           -1%
                                                         -----------  -----------
Net income (loss)......................................         -58%          10%
                                                         ===========  ===========

REVENUES

Revenues for the year ended December 31, 2002 increased $35.3 million from $68.0 million for the twelve months ended December 31, 2001 to $103.3 million for the twelve months ended December 31, 2002. This increase resulted primarily from the growth in the number of mortgage and home equity loans closed, as well as the increased revenue per loan earned on these loans. Interest income on self-funded mortgage and home equity loans also increased due to the increased funding volumes.

OPERATING EXPENSES

Total Operating Expenses. Total operating expenses decreased $19.3 million from $111.1 million for the twelve months ended December 31, 2001 to $91.8 million for the twelve months ended December 31, 2002. The decrease is primarily due to the completion of the amortization of non-cash marketing costs, unearned compensation and goodwill in 2001. These amounts are partially off-set by increases of $10.9 million in operations expense and $8.6 million in sales and marketing expenses.

Operations. Operations expense increased $10.9 million from $42.9 million for the twelve months ended December 31, 2001 to $53.8 million for the twelve months ended December 31, 2002. Operations expense as a percentage of revenues decreased from 63% in 2001 to 52% in 2002. Operations headcount increased by 199 to 542 as of December 31, 2002 from 343 as of December 31, 2001. This increase is primarily due to the expansion of the Company's mortgage and home equity operations to accommodate increasing volumes.

Sales and Marketing. Sales and marketing expenses increased $8.6 million from $16.8 million for the twelve months ended December 31, 2001 to $25.4 million for the twelve months ended December 31, 2002. Sales and marketing expenses as a percentage of revenues remained constant at 25% in both 2001 and 2002. The increase in absolute dollars is the result of increased spending in the Company's national television advertising campaign and direct mail campaigns. Sales and marketing headcount increased by 8 to 25 as of December 31, 2002 from 17 as of December 31, 2001.

Technology. Technology expenses decreased $0.7 million from $6.3 million for the twelve months ended December 31, 2001 to $5.6 million for the twelve months ended December 31, 2002. Technology expenses as a percentage of revenues decreased from 9% in 2001 to 5% in 2002. Technology headcount increased by 10 to 46 as of December 31, 2002 from 36 as of December 31, 2001.

General and Administrative. General and administrative expenses increased $1.1 million from $5.8 million for the twelve months ended December 31, 2001 to $6.9 million for the twelve months ended December 31, 2002. General and administrative expenses as a percentage of revenues decreased from 9% in 2001 to 7% in 2002. General and administrative headcount decreased by 1 to 39 as of December 31, 2002 from 40 as of December 31, 2001.

Amortization of Non-Cash Marketing Costs. The marketing services receivable was amortized on a straight-line basis over a one- year term and concluded amortization on June 30, 2001. Amortization of non-cash marketing costs was $6.0 million for the twelve months ended December 31, 2001 and $0 for the twelve months ended 2002.

Amortization of Unearned Compensation. Management accelerated the vesting of compensatory options in the fourth quarter of 2001 resulting in the full amortization of unearned compensation as of December 31, 2001. Amortization of unearned compensation was $5.2 million for the twelve months ended December 31, 2001 and $0 for the twelve months ended 2002.

Amortization of Goodwill. Amortization of goodwill concluded in September 2001. Amortization of goodwill was $28.1 million for the twelve months ended December 31, 2001 and $0 for the twelve months ended 2002.

Other Income, net. Other income, net, decreased $3.5 million from $3.6 million for the twelve months ended December 31, 2001 to $0.1 million for the twelve months ended December 31, 2002. The decrease is primarily due to the one-time sale of shares in E-LOAN Japan in the fourth quarter of 2001, which resulted in a gain of $3.2 million.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 2001

The following table sets forth the results of operations for the Company and these results expressed as a percentage of total revenues (dollars in thousands):

                                                     Years Ended December 31
                                                      ----------------------
                                                         2000        2001
                                                      ----------  ----------
Revenues ........................................... $   35,879  $   67,950

Operating expenses:
    Operations......................................     31,747      42,946
    Sales and marketing.............................     28,506      16,785
    Technology......................................      6,207       6,325
    General and administrative......................      6,840       5,784
    Amortization of non-cash marketing costs........      6,490       5,970
    Amortization of unearned compensation...........      9,392       5,164
    Amortization of goodwill and intangible assets..     39,733      28,144
                                                      ----------  ----------
           Total operating expenses.................    128,915     111,118
                                                      ----------  ----------
Loss from  operations...............................    (93,036)    (43,168)
Other income, net...................................      1,276       3,638
                                                      ----------  ----------
Net loss............................................ $  (91,760) $  (39,530)
                                                      ==========  ==========

AS A PERCENTAGE OF REVENUES:

Revenues ...........................................        100%        100%

Operating expenses:
    Operations......................................         88%         63%
    Sales and marketing.............................         79%         25%
    Technology......................................         17%          9%
    General and administrative......................         19%          9%
    Amortization of non-cash marketing costs........         18%          9%
    Amortization of unearned compensation...........         26%          8%
    Amortization of goodwill and intangible assets..        111%         41%
                                                      ----------  ----------
           Total operating expenses.................        359%        164%
                                                      ----------  ----------
Loss from  operations...............................       -259%        -64%
Other income, net...................................          4%          5%
                                                      ----------  ----------
Net loss............................................       -256%        -58%
                                                      ==========  ==========

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

Sales and Marketing. Sales and marketing expenses decreased $11.7 million from $28.5 million for the twelve months ended December 31, 2000 to $16.8 million for the twelve months ended December 31, 2001. Sales and marketing expenses as a percentage of revenues decreased from 79% in 2000 to 25% in 2001. The decreases are the result of reduced spending in the Company's national advertising campaign and improved leverage from new and existing advertising and marketing relationships resulting in more cost- effective customer acquisitions. Sales and marketing headcount decreased by 2 to 17 as of December 31, 2001 from 19 as of December 31, 2000.

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

Amortization of Non-Cash Marketing Costs. The marketing services receivable was amortized on a straight-line basis over a one- year term and concluded amortization on June 30, 2001. Amortization of non-cash marketing costs decreased $0.5 million from $6.5 million for the twelve months ended December 31, 2000 to $6.0 million for the twelve months ended December 31, 2001.

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

Retained interest in auto loans. On June 17, 2002, the Company entered into an arrangement to sell auto loan receivables to a qualified special purpose entity (QSPE), E-Loan Auto Fund One, LLC ("E-Loan Auto"). These transactions involve the Company surrendering control over these assets to assure that the sold assets have been isolated from the Company and its creditors. As E-Loan Auto has met the appropriate tests to be considered a QSPE the assets and liabilities of E-Loan Auto are appropriately not consolidated in financial statements of the Company. E-Loan Auto has obtained a secured borrowing facility from Merrill Lynch Bank USA to finance all purchases of loans from the Company. The Company recognizes a gain on the sale of auto loan receivables to E-Loan Auto in the period in which the sale occurs, which represents the difference between the sale proceeds to the Company and the Company's net carrying value of the receivables. Included in the proceeds received by the Company from the sale of loans is a beneficial interest related to loans owned by the QSPE, which is reflected on the Company's balance sheet as a retained interest asset. These retained interest assets are recorded on the balance sheet at fair value as trading assets, and will be marked to market at each subsequent reporting period. In order to determine the fair value management estimates future excess cash flows to be received by the Company over the life of the loans. The Company makes various assumptions in order to determine the fair value of the estimated future excess cash flows to be generated by the auto loans sold to the QSPE. The most significant assumptions are the cumulative credit losses to be incurred on the pool of auto loan receivables sold, prepayment rates of the auto loans and the rate at which the estimated future excess cash flows are discounted. The assumptions used represent the Company's best estimates, and the use of different assumptions could produce different financial results. The Company will continue to monitor and may update its assumptions over time.

Valuation of derivative instruments. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), as subsequently amended by Statement of Financial Accounting No. 138. In accounting for its derivative financial instruments, SFAS 133 requires an entity to recognize all derivative assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use in assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffectiveness of the hedge. These methods must be consistent with the entity's approach to managing risk. A transition adjustment was recognized in the first quarter of 2001 as a cumulative effect of a change in accounting principle. The transition adjustment was a $0.2 million gain, which was recorded as a component of mortgage revenue.

The Company is a party to rate lock commitments to fund loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. When the borrower locks their interest rate, the Company effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for the specified time period. Under SFAS 133 interest rate locks are derivatives. The Company is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Company utilizes either a best efforts sell forward commitment or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Both best efforts and mandatory sell forward sale commitments are derivatives under SFAS 133. Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory forward sale commitments are recorded as unrealized gains and losses and are included in the statement of operations. Once the loan is funded the Company hedges changes in the fair value of the loan, if not previously hedged at time of lock through use of a best efforts sell forward agreement, by entering into a forward delivery commitment at a specified price.

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The Company designates forward delivery commitments, where the company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all non-mandatory forward sale agreements as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a non-mandatory forward sale agreement has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to non-mandatory forward sale agreements or delivery commitments during the twelve months ended December 31, 2002.

Capitalized software. In 1999, the Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that the Company expense computer software costs as they are incurred in the preliminary project stage. Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are generally amortized over one to three years on a straight-line basis. As of December 31, 2002, the Company had capitalized approximately $4.8 million in internally developed software costs of which $2.4 million had been amortized.

Reserves for loan originations. The Company sells loans to loan purchasers on a servicing released basis without recourse. As such, the risk of loss or default by the borrower has generally been assumed by these purchasers. However, the Company is usually required by these purchasers to make certain representations relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults. In connection with a majority of its loan sales agreements, the Company is also responsible for a minimum number of payments to be made on each loan, or else the Company may be required to refund the premium paid to it by the loan purchaser. As such, the Company records reserves based on certain assumptions in anticipation of future losses as a result of current activity.

Loan loss reserves due to violations of representations and warranties are recorded based on a percentage of current month originations. The Company currently calculates this loss rate exposure based on similar lending portfolios. Once the Company has endured a complete economic cycle, the rate will be determined based on actual losses as a percentage of origination volume on a historical basis. Premium repayment reserves, generated through early loan prepayments, are recorded based on a rate determined by calculating actual prepayments as a percentage of originations on a historical basis applied to current month originations.

Stock Compensation. The Company accounts for stock- based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the excess of the estimated fair value of the Company's stock over the exercise price, if any, on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Non- Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Deferred Tax Asset. The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced. Due to the uncertainty surrounding the realization of favorable attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets at December 31, 2001 and 2002. The Company did not set up a valuation allowance against the state deferred tax asset that arose in 2002 because it is expected to be fully realized in 2003. The provision for income tax expense represents taxes payable for the current period, plus the net change in deferred tax assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash flow include cash from the sale of mortgage, home equity and auto loans, borrowings under warehouse lines of credit and other credit facilities, marketing fees, interest income, and the sale of debt and equity securities in both private and public transactions. The Company's uses of cash include the funding of mortgage, home equity and auto loans, repayment of amounts borrowed under warehouse and other lines of credit, operating expenses, payment of interest, and capital expenditures primarily comprised of furniture, fixtures, computer equipment, software and leasehold improvements.

Net cash used in operating activities was $142.0 million and $218.1 million for the twelve months ended December 31, 2001 and 2002, respectively. Net cash used in operating activities during the twelve months ended December 31, 2001, was primarily due to the increase in loans held-for- sale plus the net loss less amortization of unearned compensation, goodwill and non-cash marketing costs. Net cash used in operating activities during the twelve months ended December 31, 2002, was primarily due to the increase in loans held-for-sale, off-set by net income and depreciation. The increase in loans held-for-sale as of December 31, 2001 and 2002 is due to the amount of loan fundings exceeding the amount of loans sold for the respective periods. A funded loan remains held-for-sale until it is sold. As the Company recognizes revenue on the sale of loans, rather than the funding of loans, the growth in loans held-for-sale reduced the amount of revenue that would have been recognized had those loans sold in the twelve months ended December 31, 2001 and 2002.

Net cash provided by investing activities was $2.7 million for the twelve months ended December 31, 2001 and net cash used in investing activities was $4.1 million for the twelve months ended December 31, 2002. Net cash provided by investing activities during 2001 was primarily due to the sale of the Company's investment in E-LOAN Japan, partially offset by the purchase of software, furniture, equipment and leasehold improvements. Net cash used in investing activities during 2002 was entirely due to purchases of software, furniture, equipment and leasehold improvements.

Net cash provided by financing activities was $143.4 million and $226.0 million for the twelve months ended December 31, 2001 and 2002, respectively. Net cash provided by financing activities in these periods was primarily from proceeds from borrowings under the Company's warehouse lines of credit and other credit facilities. This corresponds with the changes in loans held-for-sale described in operating activities above.

The Company has a warehouse line of credit for borrowings of up to $150 million for the interim financing of mortgage loans with GMAC Bank. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on September 30, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million in addition to the requirement that the Company maintain at least one other warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement during the year ended and at December 31, 2002.

The Company has a warehouse line of credit for borrowings of up to $75 million for the interim financing of mortgage loans with Residential Funding Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on December 31, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million in addition to the requirement that the Company maintain at least one other warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. This line of credit facility was added subsequent to the year ended December 31, 2002.

The Company has an agreement to finance up to $400 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. The line requires the restriction of $2.5 million in cash as additional collateral. The line expires March 30, 2004. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash) or the highest amount required by any other lender or agreement. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $50 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all debt covenants for this agreement during the year ended and at December 31, 2002.

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

On June 14, 2002, the Company secured a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to the sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility expires on June 14, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. The Company was in compliance with all debt covenants for this agreement during the year ended and at December 31, 2002.

In 2002, the Company sold the majority of its sub-prime auto loans to three auto loan purchasers, Americredit, Roadloans and Transouth. In October 2002, the Company terminated its agreement with Americredit, its largest sub-prime auto loan purchaser. The Company subsequently entered into an agreement with Household International as a sub-prime auto loan purchaser to replace Americredit. However, the Company's management does not anticipate that its current sub-prime auto loan purchasers, without Americredit, will support the same loan volume.

In June 2002, the Company created a qualified special purpose entity, E-Loan Auto Fund One, LLC ("E-Loan Auto"), which purchases prime auto loans from the Company and then holds the loans. E-Loan Auto finances its purchases through a $540 million credit facility with Merrill Lynch Bank USA, which expires on June 17, 2003. Borrowings are collateralized by the related auto loans held by E-Loan Auto. The Company is not obligated to repay any balance outstanding under the credit facility that exists between E-Loan Auto and Merrill Lynch Bank USA. Upon expiration, the Company anticipates that E-Loan Auto will either renew its existing line or obtain sufficient additional lines.

The Company believes that its existing cash and cash equivalents as of December 31, 2002 will be sufficient to fund its operating activities, capital expenditures and other obligations for the next twelve months. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations, or in raising additional funds when required in sufficient amounts and on terms acceptable to the Company, it could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be reduced.

The following are the Company's return on equity and asset ratios for the years ended December 31, 2001 and 2002:

                               December 31,
                           --------------------
                             2001       2002
                           ---------  ---------
Return on assets (1)......    (25.5)       3.2
Return on equity (2)......    (73.7)      22.2
Equity to assets (3)......     34.6       14.5

(1) Net income (loss) divided by average total assets, multiplied by 100.
(2) Net income (loss) divided by average equity, multiplied by 100.
(3) Average equity divided by average total assets, multiplied by 100.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

While We Achieved Our First Profitable Year During Fiscal 2002, We Have a History of Losses, and We May Not Be Able to Maintain Profitability

While we achieved our first profitable year during 2002, as of December 31, 2002, we have an accumulated deficit of $206.2 million. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

Our Ability to Engage in Profitable Secondary Sales of Loans May Also Be Adversely Affected by Increases in Interest Rates

The mortgage loan purchase commitments we obtain are contingent upon our delivery of the relevant loans to the purchasers within specified periods. To the extent that we are unable to deliver the loans within the specified periods and interest rates increase during those periods, we may experience no gain or even a loss on the sale of these loans. In addition, any increase in interest rates will increase the cost of maintaining our warehouse and repurchase lines of credit on which we depend to fund the loans we originate. The interest direct margin earned on loans held-for-sale significantly benefited from the spread between long-term and short-term interest rates during 2001 and in 2002. Based on historical trends, we would not expect the same level of benefit from interest rate spreads in a normal market. We have implemented a hedging program to manage the risk of loss due to fluctuations in interest rates, but our hedging efforts may not be successful, and no hedging strategy can completely eliminate interest rate risk. A sharp decrease in interest rates over a short period may cause customers who have interest rates on mortgages committed through us to either delay closing their loans or refinance with another lender. If this occurs in significant numbers, it may have an adverse effect on our business or quarterly results of operations.

Our Hedging Strategy May Not Succeed in Reducing Our Exposure to Losses Caused by Fluctuations in Interest Rates

We attempt to manage our interest rate risk exposure through hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans we expect to fund. An effective hedging strategy is complex, and we have limited experience administering a hedging program. A successful hedging program depends in part on our ability to properly estimate the number of loans that will actually close and is subject to fluctuations in the prices of mortgage-backed securities, which do not necessarily move in tandem with the prices of loans we originate and close. To the extent that we implement a hedging strategy but are unable to effectively match our purchases and sales of mortgage-backed securities with the sale of the closed loans we have originated, our gains on sales of mortgage loans will be reduced, or we will experience a net loss on those sales. In addition, we currently do not hedge the interest rate exposure related to our auto loan approvals. Approved auto loan applicants are provided a guaranteed rate for up to a 45 day period. Based upon a variety of factors, we determined that the cost to hedge the potential interest rate risk was not proportional to the benefit derived. To the extent that we experienced dramatic increases in short term (generally two year term) interest rates, it is possible that we could experience a net loss on those loan approvals.

Uncertainty With Respect to the Time It Takes to Close Mortgage Loans Can Lead to Unpredictable Revenue and Profitability

The time between the date an application for a mortgage loan is received from a customer and the date the loan closes can be lengthy and unpredictable. The loan application and approval process is often delayed due to factors over which we have little or no control, including the timing of the customer's decision to commit to an available interest rate, the close of escrow date for purchase loans, the timeliness of appraisals and the adequacy of the customer's own disclosure documentation. Purchase mortgage loans generally take longer to close than refinance loans as they are tied to the close of the property sale escrow date. This uncertain timetable can have a direct impact on our revenue and profitability for any given period. We may expend substantial funds and management resources supporting the loan completion process and never generate revenue from closed loans. Therefore, our results of operations for a particular period may be adversely affected if the mortgage loans applied for during that period do not close in a timely manner or at all.

We Have Recently Experienced Significant Growth in Our Business, and If We Are Unable to Manage this Growth, Our Business Will Be Adversely Affected

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At December 31, 2001 and 2002, we had 436 and 652 full-time employees, respectively.

Our Future Success is Dependent Upon Increased Acceptance of the Internet by Consumers and Lenders as a Medium for Lending

Our success will depend in large part on widespread consumer acceptance of obtaining mortgage and auto loans online. Increased consumer use of the Internet to provide for their lending needs is subject to uncertainty. The development of an online market for mortgage and auto loans has only recently begun, is rapidly evolving and likely will be characterized by an increasing number of market entrants. If consumer acceptance of the Internet as a source for mortgage, home equity and auto loans, does not increase, our business, results of operations and financial condition will be adversely affected. A number of factors may inhibit Internet usage by consumers, including privacy and security concerns regarding their personal information. The adoption of online lending requires the acceptance of a new way of conducting business, exchanging information and applying for credit by consumers that have historically relied upon traditional lending methods. As a result, we cannot be sure that we will be able to compete effectively with traditional borrowing and lending methods.

The Loss of Our Marketing Agreements Could Adversely Affect Our Business

We rely on Internet marketing agreements with other companies to direct a significant number of prospective customers to our website. In the aggregate, approximately 33%, 31% and 72% of our mortgage, home equity and auto loan applications, respectively, were derived from the websites of our online marketing agreements during the year ended December 31, 2002. Our marketing agreements are typically short-term, less than one year in length, and most can be terminated for any reason upon 30 to 60 days prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If a number of our significant marketing agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business could be adversely affected.

The Termination of One or More of Our Mortgage Funding Sources Would Adversely Affect Our Business

We depend on GMAC Bank, formerly GE Capital Mortgage Services, Inc. ("GMAC Bank"), to finance our self-funded mortgage loan activities through the warehouse credit facility they provide. We also depend on Greenwich Capital Financial Products, Inc. ("Greenwich Capital") to finance portions of our mortgage loan inventory pending ultimate sale to mortgage loan purchasers. If either of these warehouse credit facilities becomes unavailable, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants on either or both lines could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. In the past, we have had to obtain waivers from our warehouse lenders as a result of our failure to comply with covenants regarding the issuance of capital stock, excess asset purchases and the breach of financial ratios. Our agreement with Greenwich Capital expires in March 2004 and our agreement with GMAC Bank expires in September 2003. Upon expiration of these agreements management believes it will either renew its existing warehouse credit facilities or obtain sufficient additional credit facilities. However, we cannot assure you that these agreements will be renewed or extended past their current expiration dates, and additional sources of funding for our mortgage loans may not be available on favorable terms or at all.

The Termination of Our Auto Line of Credit Would Adversely Affect Our Business

We have obtained a line of credit from Merrill Lynch Mortgage Capital Inc. to finance the funding of our auto loans, and this is our sole facility for auto loan fundings. If this credit facility becomes unavailable, our business could be adversely affected. Under our line of credit agreement, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants could result in the termination of the facility and an obligation to repay all amounts outstanding at the time of termination. In the past we have had to obtain waivers from our previous auto line of credit provider (Bank One, N.A.) as a result of our failure to comply with a covenant regarding a debt to tangible net worth ratio. Our line of credit with Merrill Lynch Mortgage Capital Inc. expires June 14, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. However, we cannot assure you that this agreement will be renewed or extended past its current expiration date, and additional sources of funding for our auto loans may not be available on favorable terms or at all.

We Are Primarily Dependent on One Loan Purchaser for All of Our Home Equity Business

In 2002, the majority of our home equity loans were purchased by Wells Fargo Bank pursuant to a Home Equity Loan/Line Purchase Agreement. If Wells Fargo Bank is unable or unwilling to purchase our home equity loans, we may experience delays in our ability to accept or process home equity loan applications until we are able to secure new sources of loan purchasers. Sufficient additional sources of loan purchasers for our home equity loans may not be available on favorable terms or at all.

We Are Dependent on a Limited Number of Auto Loan Purchasers for Our Auto Loan Business

We currently sell the majority of our sub-prime auto loans to three auto loan purchasers, Household International, Roadloans and Transouth. In addition, we currently sell all of our prime auto loans to a qualified special purpose entity (QSPE). The QSPE is dependent on Merrill Lynch to provide the necessary financing to continue purchasing loans from us. If any of the current auto loan purchasers are unable or unwilling to purchase our auto loans, we may experience delays in our ability to accept or process auto loan applications.

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

The Loss of Our Relationship with Any of Our Significant Providers of Automated Underwriting Would Have an Adverse Effect on Our Business

We depend on automated underwriting and other services offered by government sponsored and other mortgage investors, including Fannie Mae and Freddie Mac ("Agencies"), to help ensure that our mortgage services can be offered efficiently and on a timely basis. We currently have an agreement with the Agencies that authorizes our use of their automated underwriting services and enables us to sell qualified first mortgages to these Agencies. We cannot assure you that we will remain in good standing with the Agencies or that the Agencies will not terminate our relationship. We expect to continue to process a significant portion of our conforming mortgage loans using the Agencies' systems. Our agreement with the Agencies can be terminated by either party. The termination of our agreements with the Agencies would adversely affect our business by reducing our ability to streamline the mortgage origination process.

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

We attempt to minimize the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market, through our hedging activities. Individual mortgage loan risks are aggregated by loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. We currently hedge our mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities and both mandatory and non-mandatory forward loan sale agreements with the ultimate investor. We determine which alternative provides the best execution in the secondary market. In addition, we do not believe our net interest income would be materially affected as a result of concurrent changes in long-term and short-term interest rates due to the short duration of time loans are held on the balance sheet prior to being sold (typically under thirty days).

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information regarding directors and executive officers appearing under the headings "Proposal 1: Election of Directors," "Committees of the Board of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Family Relationships" of our proxy statement relating to our 2003 Annual Meeting of Stockholders to be held on May 13, 2003 (the "2003 Proxy Statement") is incorporated into this item by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the headings "Compensation of Directors," "Compensation Committee Report of the Board of Directors," "Executive Compensation" and "Performance Graph" of our 2003 Proxy Statement is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading "Security Ownership of Directors, Officers and Certain Beneficial Owners" of our 2003 Proxy Statement is incorporated into this item by reference. The following table summarizes share and exercise information about our equity compensation plans as of December 31, 2002.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in 1st column)
Equity Compensation Plans Approved by Security Holders (1)	11,473,336 (2)	$2.95	4,320,837 (3)
Equity Compensation Plans Not Approved by Security Holders	0	--	0
TOTAL	11,473,336	$2.95	4,320,837

(1) Consists of the Company's 1997 Stock Plan and 1999 Employee Stock Purchase Plan, each as amended to date.

(2) Excludes 1,576,876 shares issuable under the 1999 Employee Stock Purchase Plan in connection with the current and future offering periods; such shares being included in column (c) of the table.

(3) Includes 2,743,961 shares available for issuance under the 1997 Stock Plan and 1,576,876 shares available for issuance under the 1999 Employee Stock Purchase Plan. The 1999 Employee Stock Purchase Plan provides for annual increases at the Board's discretion on the first day of the Company's fiscal year beginning in or after 2000 equal to the lesser of 1,500,000 shares, 2% of the then outstanding shares, or a lesser amount determined by the Board. The 1997 Stock Plan provides for annual increases equal to the lesser of 4,500,000 shares, 4% of the then outstanding shares, or a lesser amount determined by the Board. An additional 1,500,000 shares were approved by the Board for issuance under the 1997 Stock Plan in January 2003, which are not reflected in this table.

Please see the discussion set forth in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 13, 2003 under "Equity Based Compensation" for a description of the material terms of the 1997 Stock Plan and 1999 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the heading "Certain Relationships and Related Transactions" of our 2003 Proxy Statement is incorporated into this item by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost- effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following financial statements of E-LOAN, Inc. and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 2002:

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K. E-LOAN filed the following Current Reports on Form 8-K during the fourth quarter of 2002:

Current Report on Form 8-K filed October 25, 2002 for the purpose of reporting under Item 5 thereof E-LOAN's third quarter financial results and the termination of E-LOAN's Marketing Agreement with Charles Schwab & Co., Inc.;

Current Report on Form 8-K filed December 11, 2002 for the purpose of reporting under Item 5 thereof that E-LOAN had extended the increases to its warehouse line commitments with WarehouseBank, a unit of GMAC Bank; and

Current Report on Form 8-K filed December 11, 2002 for the purpose of reporting under Item 5 thereof an update to E-LOAN's fourth quarter 2002 financial guidance.

(c) Exhibits

3.1	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999 (5)
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated February 15, 2001 (7)
3.3	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001 (7)
4.1	Stock Purchase Warrant dated as of July 12, 2001 granting Charles Schwab & Co., Inc. the right to purchase 1,389,000 shares of E- LOAN's common stock (9)
4.2	8% Convertible Note made by The Charles Schwab Corporation in favor of E-LOAN, Inc., dated as of July 12, 2001, in the amount of $5,000,000 (9)
4.3	Stock Purchase Warrant issued to Greenwich Financial Products Inc. dated February 23, 2001 (7)
10.1	1997 Stock Plan dated August 30, 1999 (3)
10.2	1999 Employee Stock Purchase Plan dated October 25, 1999 (3)
10.3	Employment Agreement with Joseph Kennedy dated March 26, 1999 (1)
10.4	Mortgage Loan Purchase and Sale Agreement with Greenwich Capital Financial Products, Inc. dated September 25, 1998 (1)
10.5	Multi-Tenant Office Triple Net Lease with Creekside South Trust, as amended, dated August 19, 1998 (1)
10.6	Second Amendment to Lease with Creekside South Trust dated March 25, 1999 (1)
10.7	Agreement and Plan of Reorganization with Banc of America Auto Finance Corp., Robert Ferber and Non-Bank Stockholders dated August 23, 1999 (2)
10.8	Securities Purchase Agreement with Certain Purchasers dated April 25, 2000 (4)
10.9	Marketing Agreement with Charles Schwab & Co., Inc. dated April 25, 2000 (4)*
10.10	Auto Loan Purchase and Sale Agreement with AmeriCredit Financial Services dated June 5, 2000 (5)*
10.11	Auto Loan Purchase and Sale Agreement with TranSouth Financial Corporation dated May 4, 2000 (5)*
10.12	Whole Loan Custodial Agreement with Greenwich Capital Financial Products, Inc. dated June 29, 2000 (6)
10.13	Home Equity Loan/Line Purchase Agreement with Wells Fargo Bank West, N.A. and Wells Fargo Bank, N.A. dated November 1, 2000 (6)*
10.14	Revolving Credit Note to Bank One, NA dated April 2, 2001 (7)
10.15	Loan Agreement with Bank One, NA dated April 2, 2001 (7)
10.16	Amendment to Auto Loan Purchase and Sale Agreement with AmeriCredit Financial Services, Inc. dated January 1, 2001 (8)*
10.17	Third Amendment to Marketing Agreement with Charles Schwab and Co., Inc. dated January 1, 2001 (8)*
10.18	Shareholders Agreement with Softbank Finance Corporation, InsWeb Corporation, and Marsh & McLennan Risk Capital Holdings, Ltd. dated March 28, 2001 (8)
10.19	First Amendment to Lease with Creekside South Trust dated September 11,1998 (8)
10.20	Loan Agreement between E-LOAN, Inc. and Christian A. Larsen dated as of April 2, 2001 (9)
10.21	Tri-Party Enhanced AOT Agreement with Wells Fargo Home Mortgage, Inc. and Federal Home Loan Mortgage Corporation dated May 22, 2001 (9)+
10.22	Originator Master Commitment for Enhanced AOT with Federal Home Loan Mortgage Corporation dated June 11, 2001 (9)+
10.23	Master Agreement with Federal Home Loan Mortgage Corporation dated June 18, 2001 (9)+
10.24	Note Purchase Agreement between E-LOAN, Inc. and The Charles Schwab Corporation dated as of July 12, 2001 (9)
10.25	Amended and Restated Loan Agreement between E-LOAN, Inc. and Christian A. Larsen dated as of July 12, 2001 (9)
10.26	Registration Rights Agreement between E-LOAN, Inc. and The Charles Schwab Corporation dated as of July 12, 2001 (9)
10.27	Fourth Amendment to Marketing Agreement with Charles Schwab & Co., Inc. dated as of July 1, 2001 (10)+
10.28	Correspondent Loan Purchase Agreement with CitiMortgage, Inc. dated as of August 7, 2001 (10)
10.29	Warehouse Credit Agreement with GMAC Bank dated as of November 1, 2001 (10)
10.30	First Modification Agreement with GMAC Bank dated as of November 1, 2001 (10)
10.31	Warehouse Security Agreement with GMAC Bank dated as of November 1, 2001 (10)
10.32	Note in favor of GMAC Bank dated as of November 1, 2001 (10)
10.33	Originator Master Commitment for Enhanced AOT Offering with Federal Home Loan Mortgage Corporation dated August 21, 2001(11)+
10.34	Master Commitment with GMAC Residential Funding dated October 23, 2001(11)+
10.35	First Amendment to Master Commitment with GMAC Residential Funding dated November 1, 2001(11)+
10.36	Second Amendment to Master Commitment with GMAC Residential Funding dated November 9, 2001(11)+
10.37	Originator Master Commitment for Enhanced AOT Offering with Federal Home Loan Mortgage Corporation dated November 5, 2001+
10.38	Amendment to Master Commitment with Federal Home Loan Mortgage Corporation dated November 15, 2001+
10.39	Second Modification Agreement with GMAC Bank dated December 17, 2001(11)
10.40	Amended and Restated Note with GMAC Bank dated December 17, 2001(11)
10.41	Correspondent Agreement with The Provident Bank dated January 18, 2002+
10.42	Promissory Note with Greenwich Capital Financial Products, Inc. dated March 21, 2002(11)
10.43	Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 21, 2002(11)
10.44	Amendment Number One to Custodial Agreement with Bankers Trust Company of California, N.A. and Greenwich Capital Financial Products, Inc. dated March 21, 2002(11)
10.45	Second Modification and Extension of Loan Agreement and Other Loan Documents with Bank One, NA dated April 1, 2002(11)
10.46	Fourth Modification Agreement with GMAC Bank dated March 28, 2002(11)
10.47	First Amendment to Marketing Agreement with Charles Schwab & Co., Inc. dated July, 2000 (12)
10.48	Second Amendment to Marketing Agreement with Charles Schwab & Co., Inc. dated September, 2000 (12)
10.49	First Amendment to Auto Loan Purchase and Sale Agreement with TransSouth Financial Corporation dated March 1, 2002 (12)*
10.50	Amendment to Master Commitment with Federal Home Loan Mortgage Corporation dated March 7, 2002 (12)*
10.51	First Commitment Supplement to the GMAC Residential Funding Master Commitment with GMAC Residential Funding Corporation dated March 18, 2002 (12)*
10.52	Flow Purchase and Sale Agreement (New Originations) with E*TRADE Bank dated January 23, 2002 (13)*
10.53	Third Modification Agreement with GMAC Bank dated February 26, 2002 (13)
10.54	Advertising, Marketing and Linking Agreement with zipRealty, Inc. dated April 15, 2002 (13)*
10.55	Fifth Modification Agreement with GMAC Bank dated April 18, 2002 (13)
10.56	Fifth Amendment to Marketing Agreement with Charles Schwab & Co., Inc. dated April 30, 2002 (13)
10.57	Originator Master Commitment for Enhanced AOT Offering with Federal Home Loan Mortgage Corporation dated May 1, 2002 (13)*
10.58	Auto Loan Purchase and Sale Agreement with Triad Financial Corporation, d/b/a RoadLoans.com dated May 15, 2002 (13)*
10.59	Sixth Amendment to Marketing Agreement with Charles Schwab & Co., Inc. dated May 30, 2002 (13)
10.60	Sixth Modification Agreement with GMAC Bank dated April 30, 2002 (13)
10.61	Seventh Modification Agreement with GMAC Bank dated May 29, 2002 (13)
10.62	Limited Liability Company Agreement of E-LOAN Auto Fund One, LLC, a wholly-owned subsidiary of E-LOAN, Inc. dated May 21, 2002 (13)
10.63	Certificate of Formation of E-LOAN Auto Fund One, LLC, a wholly- owned subsidiary of E-LOAN, Inc., dated May 21, 2002 (13)
10.64	Credit Agreement between E-LOAN Auto Fund One, LLC, E-LOAN, Inc. and Merrill Lynch Bank USA dated as of June 1, 2002 (13)
10.65	Administration Agreement between E-LOAN Auto Fund One, LLC and E-LOAN, Inc. dated as of June 1, 2002 (13)
10.66	Security Agreement between E-LOAN Auto Fund One, LLC and Merrill Lynch Bank USA dated as of June 1, 2002 (13)
10.67	Servicing and Custodian Agreement by and among Systems & Servicing Technologies, Inc., E-LOAN Auto Fund One, LLC and E-LOAN, Inc. dated as of June 1, 2002 (13)
10.68	Contribution and Sale Agreement between E-LOAN Auto Fund One, LLC and E-LOAN, Inc. dated as of June 1, 2002 (13)
10.69	Loan Agreement between E-LOAN, Inc. and Merrill Lynch Mortgage Capital, Inc. dated as of June 14, 2002 (13)
10.70	Security Agreement between E-LOAN, Inc. and Merrill Lynch Mortgage Capital, Inc. dated as of June 14, 2002 (13)
10.71	Third Amendment to Master Commitment with GMAC Residential Funding dated February 7, 2002 (14)*
10.72	Letter of Agreement with CitiMortgage, Inc. dated March 1, 2002 (14)*
10.73	CMI Select Addendum with CitiMortgage, Inc. dated March 11, 2002 (14)
10.74	Fourth Amendment to Master Commitment with GMAC Residential Funding dated April 24, 2002 (14)*
10.75	Seventh Modification Agreement with GMAC Bank dated May 29, 2002 (14)
10.76	Mortgage Loan Purchase and Interim Servicing Agreement with Countrywide Home Loans, Inc. dated June 18, 2002 (14)*
10.77	Amendment Number One to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated July 1, 2002 (14)
10.78	Eighth Modification Agreement with GMAC Bank dated July 31, 2002 (14)
10.79	Second Amended and Restated Note with GMAC Bank dated August 21, 2002 (14)
10.80	Ninth Modification Agreement with GMAC Bank dated August 21, 2002 (14)
10.81	Amendment Number Two to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated August 26, 2002 (14)
10.82	Promissory Note in the amount of $425,000,000 with Greenwich Capital Financial Products, Inc dated August 26, 2002 (14)
10.83	Fifth Amendment to Master Commitment with GMAC Residential Funding dated September 9, 2002 (14)*
10.84	Mortgage Loan Purchase Agreement with Countrywide Home Loans, Inc. dated September 11, 2002 (14)
10.85	Tenth Modification Agreement with GMAC Bank dated September 30, 2002 (14)
10.86	Amendment Number Three to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated September 30, 2002 (15)
10.87	Indemnification Agreement with Etienne Handman dated October 1, 2002
10.88	Indemnification Agreement with Robert Purcell dated October 1, 2002
10.89	Indemnification Agreement with Sedrick Tydus dated October 1, 2002
10.90	Indemnification Agreement with Claus Henrik Lund dated October 1, 2002
10.91	First Amendment to Auto Loan Purchase and Sale Agreement with Triad Financial Corporation, d/b/a RoadLoans.com dated October 8, 2002+
10.92	Indemnification Agreement with Mark E. Lefanowicz dated October 29, 2002
10.93	Director Agreement with Mark E. Lefanowicz dated October 29, 2002
10.94	Eleventh Modification Agreement with GMAC Bank dated October 29, 2002
10.95	Sublease Agreement with Allstate Insurance Company dated November 1, 2002
10.96	Letter of Agreement with CitiMortgage, Inc. dated December 23, 2002+
10.97	Auto Loan Alliance Program Agreement (Direct Loans) with Household Automotive Credit Corporation dated January 17, 2003+
10.98	Amendment Number Four to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 12, 2003
10.99	Warehouse Credit and Security Agreement with Residential Funding Corporation dated March 7, 2003
10.100	Promissory Note with Residential Funding Corporation dated March 7, 2003
10.101	Amendment Number Five to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 31, 2003
10.102	Promissory Note with Greenwich Capital Financial Products, Inc. dated March 31, 2003
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________

  Filed with Registration Statement on Form S-1 (No. 333-74945) filed on March 24, 1999, as amended, which Registration Statement became effective June 28, 1999.
  Filed with Current Report on Form 8-K on May 11, 2000.
  Filed with Quarterly Report on Form 10-Q (FQE 09/30/99) on November 15, 1999, as amended.
  Filed with Current Report on Form 8-K on May 11, 2000.
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
  Filed with Quarterly Report on Form 10-Q (FQE 03/31/01) on May 14, 2001.
  Filed with Quarterly Report on Form 10-Q (FQE 06/30/01) on August 14, 2001.
  Filed with Quarterly Report on Form 10-Q (FQE 09/30/01) on November 14, 2001.
  Filed with Annual Report on Form 10-K (FYE 12/31/01) on April 1, 2002.
  Filed with Quarterly Report on Form 10-Q (FQE 03/31/02) on May 15, 2002.
  Filed with Quarterly Report on Form 10-Q (FQE 06/30/02) on August 14, 2002.
  Filed with Quarterly Report on Form 10-Q (FQE 09/30/02) on November 14, 2002.
  Filed with Current Report on Form 8-K on December 11, 2002.

* Confidential Treatment Granted

+ Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-LOAN, Inc., a Delaware corporation By /s/ Matthew Roberts Matthew Roberts, Chief Financial Officer

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

Signature	Title	Date
/s/ Christian A. Larsen Christian A. Larsen	Chief Executive Officer and Chairman of the Board of Directors	March 28, 2003
/s/ Joseph J. Kennedy Joseph J. Kennedy	President, Chief Operating Officer and Director	March 28, 2003
/s/ Matthew Roberts Matthew Roberts	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 28, 2003
Robert C. Kagle	Director	March 28, 2003
/s/ Wade Randlett Wade Randlett	Director	March 28, 2003
/s/ Mark Lefanowicz Mark Lefanowicz	Director	March 28, 2003
/s/ Claus H. Lund Claus H. Lund	Director	March 28, 2003

Dated: March 28, 2003

I, Christian A. Larsen, certify that:

1. I have reviewed this annual report on Form 10-K of E-LOAN, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Christian A. Larsen
Christian A. Larsen
Chairman and Chief Executive Officer

I, Matthew Roberts, certify that:

1. I have reviewed this annual report on Form 10-K of E-LOAN, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Matthew Roberts
Matthew Roberts
Chief Financial Officer

E-LOAN, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of E-LOAN, Inc.;

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) and 15 (a)(2) present fairly, in all material respects, the financial position of E-LOAN, Inc. at December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(1) and 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

San Francisco, California
March 28, 2003

E-LOAN, INC.
BALANCE SHEETS
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   2001         2002
                                                                                -----------  -----------

ASSETS
Current assets:
    Cash and cash equivalents (includes $4,500 and $2,500 of
       restricted cash).......                                                 $    32,538  $    36,321
    Loans held-for-sale.......................................................     162,246      393,386
    Accounts receivable, prepaids and other current assets....................       8,435       10,779
                                                                                -----------  -----------
          Total current assets................................................     203,219      440,486
Fixed assets, net.............................................................       6,215        6,262
Retained interests in auto loans - trading....................................          --        3,969
Deposits......................................................................       1,192        1,319
                                                                                -----------  -----------
           Total assets....................................................... $   210,626  $   452,036
                                                                                ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Warehouse and other lines payable......................................... $   158,148  $   383,647
    Accounts payable, accrued expenses and other current liabilities..........       7,535       12,339
    Capital lease obligation, current portion.................................         175           10
                                                                                -----------  -----------
           Total current liabilities..........................................     165,858      395,996
Notes payable, long term......................................................       5,000           --
                                                                                -----------  -----------
           Total liabilities..................................................     170,858      395,996
                                                                                -----------  -----------
Commitments and contingencies (Note 16):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2001 and December 31, 2002; 0 shares issued and
      outstanding at December 31, 2001 and December 31, 2002..................          --           --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2001 and December 31, 2002; 54,010,151 and
      59,420,446 shares issued and outstanding at December 31, 2001
      and December 31, 2002...................................................          54           59
Additional paid-in capital....................................................     256,578      262,194
Accumulated deficit...........................................................    (216,864)    (206,213)
                                                                                -----------  -----------
           Total stockholders' equity.........................................      39,768       56,040
                                                                                -----------  -----------
           Total liabilities and stockholders' equity......................... $   210,626  $   452,036
                                                                                ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            2000         2001          2002
                                                         -----------  -----------   -----------
Revenues (Note 14)..................................... $    35,879  $    67,950   $   103,288

Operating expenses:
    Operations.........................................      31,747       42,946        53,854
    Sales and marketing................................      28,506       16,785        25,365
    Technology.........................................       6,207        6,325         5,625
    General and administrative.........................       6,840        5,784         6,936
    Amortization of non-cash marketing costs...........       6,490        5,970            --
    Amortization of unearned compensation..............       9,392        5,164            --
    Amortization of goodwill and intangible assets.....      39,733       28,144            --
                                                         -----------  -----------   -----------
           Total operating expenses....................     128,915      111,118        91,780
                                                         -----------  -----------   -----------
Income (loss) from  operations.........................     (93,036)     (43,168)       11,508
Other income, net......................................       1,276        3,638           107
                                                         -----------  -----------   -----------
Income (loss) before taxes.............................     (91,760)     (39,530)       11,615
Income taxes...........................................          --           --          (964)
                                                         -----------  -----------   -----------
Net income (loss)...................................... $   (91,760) $   (39,530)  $    10,651
                                                         ===========  ===========   ===========

Net income (loss) per share:
    Basic.............................................. $     (1.91) $     (0.73)  $      0.18
                                                         ===========  ===========   ===========
    Diluted............................................ $     (1.91) $     (0.73)  $      0.18
                                                         ===========  ===========   ===========

    Weighted-average shares - basic....................      48,072       53,797        57,613
                                                         ===========  ===========   ===========
    Weighted-average shares - diluted..................      48,072       53,797        60,358
                                                         ===========  ===========   ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
($ IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           Market-
                                                                                  Addi-      ing                  Total
                                                Common Stock         Unearned    tional    Services   Accum-     Stock-
                                            -----------------------  Compensa-   Paid-in   Receiv-    ulated    holders'
                                               Shares      Amount      tion      Capital     able     Deficit    Equity
                                            ------------  ---------  ---------  ---------  --------  ---------  ---------
Balance at December 31, 1999...............  41,679,243  $      42  $ (21,195) $ 209,734  $     --  $ (85,574) $ 103,007
Common stock issued for cash upon
   exercise of stock options...............     915,287          1         --        616        --         --        617
Exercise of warrants issued for
   capital lease...........................      43,148         --         --         30        --         --         30
Proceeds from Private Placement, net
   of issuance costs of $889...............  10,666,664         10         --     39,100        --         --     39,110
Issuance of common stock through ESPP......     144,894         --         --        600        --         --        600
Marketing Services Receivable, net of
   of amortization.........................          --         --         --     12,460    (5,970)        --      6,490
Unearned compensation......................          --         --     12,570     (3,178)       --         --      9,392
Net loss...................................          --         --         --         --        --    (91,760)   (91,760)
                                            ------------  ---------  ---------  ---------  --------  ---------  ---------
Balance at December 31, 2000...............  53,449,236         53     (8,625)   259,362    (5,970)  (177,334)    67,486
Common stock issued for cash upon
   exercise of stock options...............     272,104         --         --         87        --         --         87
Issuance of common stock through ESPP......     288,811          1         --        290        --         --        291
Issuance of warrants in relation to
   warehouse line..........................          --         --         --        300        --         --        300
Marketing Services Receivable, net of
   of amortization.........................          --         --         --         --     5,970         --      5,970
Unearned compensation......................          --         --      8,625     (3,461)       --         --      5,164
Net loss...................................          --         --         --         --        --    (39,530)   (39,530)
                                            ------------  ---------  ---------  ---------  --------  ---------  ---------
Balance at December 31, 2001...............  54,010,151         54         --    256,578        --   (216,864)    39,768
Common stock issued for cash upon
   exercise of stock options...............     173,402         --         --        177        --         --        177
Issuance of common stock through ESPP......     519,912          1         --        470        --         --        471
Issuance of common stock through
   convertible debt, net of issuance costs.   4,716,981          4         --      4,634        --         --      4,638
Issuance of warrants in relation to
   line of credit..........................          --         --         --        335        --         --        335
Net income.................................          --         --         --         --        --     10,651     10,651
                                            ------------  ---------  ---------  ---------  --------  ---------  ---------
Balance at December 31, 2002...............  59,420,446  $      59  $      --  $ 262,194  $     --  $(206,213) $  56,040
                                            ============  =========  =========  =========  ========  =========  =========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
(IN THOUSANDS)

                                                                    2000         2001          2002
                                                                 -----------  -----------   -----------
Cash flows from operating activities:
   Net income (loss)........................................... $   (91,760) $   (39,530)  $    10,651
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Amortization of unearned compensation.....................       9,392        5,164            --
     Amortization of goodwill and intangible assets............      39,733       28,144            --
     Non-cash marketing costs..................................       6,490        5,970            --
     Gain on sale of equity investment.........................          --       (3,237)           --
     Depreciation and amortization of fixed assets.............       2,351        3,853         4,025
     Changes in operating assets and liabilities:
       Loans held-for-sale.....................................      12,395     (139,500)     (231,140)
       Retained interests in auto loans........................          --           --        (3,969)
       Accounts receivable, prepaids, deposits
         and other assets......................................      (4,222)       1,576        (2,471)
       Accounts payable, accrued expenses and
         other payables........................................        (973)      (4,394)        4,804
                                                                 -----------  -----------   -----------
         Net cash used in operating activities.................     (26,594)    (141,954)     (218,100)
                                                                 -----------  -----------   -----------
Cash flows from investing activities:
   Acquisition of fixed assets.................................      (6,187)      (2,233)       (4,072)
   Disposal of fixed assets....................................          --          190            --
   Proceeds from sale of equity investment.....................          --        4,708            --
                                                                 -----------  -----------   -----------
         Net cash (used in) provided by investing activities...      (6,187)       2,665        (4,072)
                                                                 -----------  -----------   -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................      40,357          373           621
   Proceeds from notes payable.................................          --       10,000            --
   Repayments of notes payable.................................      (1,167)      (7,060)           --
   Proceeds from warehouse and other lines payable.............     960,684    3,124,921     4,546,238
   Repayments of warehouse and other lines payable.............    (976,120)  (2,984,452)   (4,320,739)
   Payments on obligations under capital leases, net...........        (262)        (414)         (165)
                                                                 -----------  -----------   -----------
         Net cash provided by financing activities.............      23,492      143,368       225,955
                                                                 -----------  -----------   -----------
Net increase (decrease) in cash................................      (9,289)       4,079         3,783
Cash and cash equivalents, beginning of period.................      37,748       28,459        32,538
                                                                 -----------  -----------   -----------
Cash and cash equivalents, end of period....................... $    28,459  $    32,538   $    36,321
                                                                 ===========  ===========   ===========
Supplemental cash flow information:
   Cash paid for interest...................................... $     5,994  $    10,037   $     8,856
                                                                 ===========  ===========   ===========
Non-cash financing activities:
   Furniture, equipment and software under capital leases...... $       136  $        97   $        --
                                                                 ===========  ===========   ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, Inc.
Notes to the Financial Statements

1. The Company

E-LOAN, Inc. (the "Company") was incorporated on August 26, 1996 and began marketing its services in June 1997. The Company is a direct- to-consumer lender of first and second mortgage loans, home equity loans and home equity lines of credit and auto loans. The Company operates as a single operating segment.

The Company completed its initial public offering of 4,020,000 shares of its common stock on June 28, 1999, raising $52.3 million, net of underwriting discount. Concurrently, the Company sold 960,061 shares of its common stock for $12.5 million, net of underwriting discount, in a private placement to Forum Holdings, Inc., an investment subsidiary of Group Arnault. The net proceeds of $62.5 million were received on July 2, 1999. Simultaneous to the closing of the initial public offering, all the convertible preferred stock and mandatorily redeemable convertible preferred stock were automatically converted into an aggregate of 20,493,921 shares of common stock. On April 25, 2000, the Company entered into a Securities Purchase Agreement with six institutional investors to sell an aggregate of 10,666,664 shares of common stock at a purchase price of $3.75 per share in a private placement. The aggregate gross proceeds of $40.0 million were received on June 15, 2000. On September 17, 1999, the Company acquired Electronic Vehicle Remarketing, Inc. ("EVRI"), a leading provider of online auto loans. Under the terms of the agreement, the Company issued 2,879,997 shares of common stock to five investors. As a result of the acquisition, the Company recorded $78.0 million in goodwill and $1.4 million of acquired intangible assets, which was amortized on a straight-line basis over a two-year period. This acquisition was accounted for as a purchase transaction.

Reclassification

Certain amounts in the financial statements have been reclassified to conform to the 2002 presentation.

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

Cash and cash equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase and documentary drafts, to be cash equivalents. Both cash equivalents and short term investments are considered available-for-sale securities and are carried at amortized cost, which approximates fair value. As more fully described in Note 9, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash) or the highest amount required by any other lender or agreement. The following summarizes cash and cash equivalents at December 31, 2001 and 2002 (dollars in thousands):

                                                      December 31, December 31,
                                                         2001         2002
                                                      -----------  -----------
Cash................................................ $     9,911  $    33,821
Commercial paper....................................      15,501           --
Documentary drafts..................................       2,626           --
Restricted cash.....................................       4,500        2,500
                                                      -----------  -----------
                                                     $    32,538  $    36,321
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

Documentary drafts consisted of cash allocated to satisfy documentary drafts presented by borrowers before the required supporting documents were received by the Company to complete the loan. If the required documentation was not provided as agreed to by the borrower and auto dealer, then the allocation of cash was reversed and the cash balance was restored. The Company's documentary draft process allowed for at least two business days to process the required supporting documentation prior to determining whether to reverse or honor the original presentment by the auto dealer.

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

The Company is a party to rate lock commitments to fund loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. When the borrower locks their interest rate, the Company extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for the specified time period. Under SFAS 133 interest rate locks are derivatives. The Company is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Company utilizes either a best efforts sell forward commitment or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Both best efforts and mandatory sell forward commitments are derivatives under SFAS 133. Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory sell forward commitments are recorded as unrealized gains and losses and are included in the statement of operations. These gains and losses are substantially off-setting. Once the loan is funded the Company hedges changes in the fair value of the loan, if not previously hedged at time of lock through use of a best efforts sell forward agreement, with a forward delivery commitment at a specified price.

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The Company designates forward delivery commitments, where the company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all non-mandatory forward sale agreements as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a non-mandatory forward sale agreement has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to non-mandatory forward sale agreements or delivery commitments during the twelve months ended December 31, 2002. The effect on the Company's income statement from applying SFAS 133 was a $0.8 and $0.6 million gain included in mortgage revenues for the years ended December 31, 2001 and 2002, respectively.

Sale of auto loans to qualified special purpose entity

On June 17, 2002, the Company entered into an arrangement to sell auto loan receivables to a qualified special purpose entity (QSPE), E- Loan Auto Fund One, LLC ("E-Loan Auto"). These transactions involve the Company surrendering control over these assets to assure that the sold assets have been isolated from the Company and its creditors. As E-Loan Auto has met the appropriate tests to be considered a QSPE, the assets and liabilities of E-Loan Auto are appropriately not consolidated in financial statements of the Company. E-Loan Auto has obtained a secured borrowing facility from Merrill Lynch Bank USA to finance all purchases of loans from the Company. The Company recognizes a gain on the sale of auto loan receivables to E-Loan Auto in the period in which the sale occurs, which represents the difference between the sale proceeds to the Company and the Company's net carrying value of the receivables. Included in the proceeds received by the Company from the sale of loans is a beneficial interest related to loans owned by the QSPE, which is reflected on the Company's balance sheet as a retained interest asset. These retained interest assets are recorded on the balance sheet at fair value as trading assets, and will be marked to market at each subsequent reporting period. In order to determine the fair value management estimates future excess cash flows to be received by the Company over the life of the loans. The Company makes various assumptions in order to determine the fair value of the estimated future excess cash flows to be generated by the auto loans sold to the QSPE. The most significant assumptions are the cumulative credit losses to be incurred on the pool of auto loan receivables sold, prepayment rates of the auto loans and the rate at which the estimated future excess cash flows are discounted. The assumptions used represent the Company's best estimates, and the use of different assumptions could produce different financial results. The Company will continue to monitor and may update its assumptions over time.

Loans held-for-sale

Mortgage loans held-for-sale consists of residential property mortgages having maturities up to 30 years as well as second mortgages on residential properties. Pursuant to the mortgage terms, the borrowers have pledged the underlying real estate as collateral for the loans. It is the Company's practice to sell these loans to mortgage loan purchasers shortly after they are funded. Mortgage loans held-for-sale are recorded at the lower of cost or aggregate market value. Cost generally consists of loan principal balance adjusted for net deferred origination income and SFAS 133 adjustments (see Note 3). No valuation adjustment was required at December 31, 2001 or 2002.

Auto loans held-for-sale consists of automobile loans having maturities up to 72 months. Pursuant to the loan terms, the borrowers have pledged the value of the automobile as collateral for the loan. It is the Company's practice to sell these loans to auto loan purchasers shortly after they are funded. Auto loans held-for-sale are recorded at the lower of cost or aggregate market value. No valuation adjustment was required at December 31, 2001 or 2002.

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

In 1999, the Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that the Company expense computer software costs as they are incurred in the preliminary project stage. Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are generally amortized over one to three years on a straight-line basis. As of December 31, 2002, the Company had capitalized approximately $4.8 million in internally developed software costs of which $2.4 million had been amortized. Amortization recorded during the year ended December 31, 2002 amounted to $1.4 million.

Goodwill and intangible assets

The Company recorded $78.0 million in goodwill and $1.4 million of acquired intangible assets resulting from the acquisition of EVRI on September 17, 1999, which was amortized on a straight-line basis over a two-year period. Amortization of goodwill and acquired intangible assets for the years ended December 31, 2000, 2001 and 2002 was $39.7 million, $28.1 million, and $0, respectively. As of December 31, 2001, goodwill and intangible assets were fully amortized.

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of . SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. There was no impairment charge in the Company's financial statements for the years ended December 31, 2001 and 2002.

Equity investments

The Company accounts for investments in entities where its ownership interest is between 20% and 50% under the equity method. These investments are recorded in deposits and the Company's proportionate share of income or loss is included in other income, net. The Company had no remaining equity investments as of December 31, 2002.

Revenue

Mortgage Revenues

The Company's mortgage revenues are primarily derived from the origination and sale of self-funded loans. In prior years the Company derived a portion of its mortgage revenues from the brokering of loans. Brokered loans are funded through lending partners and the Company never takes title to the mortgage. In 2002, the Company no longer brokered mortgage loans. Self- funded loans are funded through the Company's own warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold.

Interest Income on Mortgage and Home Equity Loans

The Company generates revenues from interest income on self-funded mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale.

Home Equity Revenues

In the fourth quarter of 2000, the Company began self- funding home equity loans and selling them to home equity loan purchasers. Home equity revenues are derived from the origination and sale of self-funded loans. Self-funded loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers typically within thirty days. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold

Auto Revenues

We fund auto loans using a line of credit and then sell them to either earn a gain on sale or a flat fee, depending on who the loans are sold to. Prime auto loans are sold to a qualified special purpose entity (QSPE) as more fully described below. Sub-prime auto loans are sold to sub-prime auto loan purchasers. In July 2002, the Company began selling self-funded prime auto loans to a QSPE (see Note 7). Revenues from these sales consist of the discounted cash flows net of interest, servicing fees and credit losses. Revenues on prime auto loan sales are recognized when the loan is sold to QSPE.

The Company's auto revenues on sub-prime loans are derived from the origination and sale of self-funded loans and from the brokering of auto loans. Auto brokerage revenues are primarily comprised of the mark-up to the lending partner's loan price or a set fee. These revenues are recognized at the time a loan is closed. Self-funded loans are funded through an auto line of credit and sold to auto loan purchasers typically within ten business days. In April 2001, the Company began funding its auto loans prior to sale with borrowings against an auto line of credit. Self-funded loan revenues also consist of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time the loan is sold.

Other Revenues

The Company generates revenues from fees paid by various partners in exchange for consumer loan applications generated by advertising such partners' products on the Company's website. The current consumer loan programs offered include credit cards and unsecured personal loans. Additionally, the Company earns revenue from its credit report services. These revenues are recognized as earned.

Advertising and marketing costs

Advertising and marketing costs related to various media content advertising such as television, radio and print are charged to operating expenses as incurred. These costs include the cost of production as well as the cost of any air time.

Income taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Due to the uncertainty surrounding the realization of favorable attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets at December 31, 2001 and 2002. The Company did not set up a valuation allowance against the state deferred tax asset that arose in 2002 because it is expected to be fully realized in 2003. The provision for income tax expense represents taxes payable for the current period, plus the net change in deferred tax assets and liabilities.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the excess of the estimated fair value of the Company's stock over the exercise price, if any, on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Non- Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Net income (loss) per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128 basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such potential dilutive shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants, and the conversion of debt into common stock.

The following table sets forth the computation of diluted net income (loss) per share for the periods indicated (dollars in thousands, except per share amounts):

                                                             Years Ended December 31,
                                                      -------------------------------------
                                                         2000         2001         2002
                                                      -----------  -----------  -----------
Numerator:
   Net income (loss)................................ $   (91,760) $   (39,530) $    10,651
   Interest expense from convertible note...........          --           --          152
                                                      -----------  -----------  -----------
       Net income (loss) assuming dilution.......... $   (91,760) $   (39,530) $    10,803
                                                      ===========  ===========  ===========
Denominator:
   Weighted average common shares, basic............      48,072       53,797       57,613
   Effect of potentially dilutive securities:
      Convertible note..............................          --           --        1,374
      Warrants......................................          --           --          138
      Employee stock option plan....................          --           --        1,233
                                                      -----------  -----------  -----------
   Weighted average number of shares
      assuming dilution.............................      48,072       53,797       60,358
                                                      ===========  ===========  ===========
Diluted net income (loss) per share................. $     (1.91) $     (0.73) $      0.18
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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective beginning January 1, 2002. The adoption of these statements did not have a material effect on the Company's financial statements. Had SFAS No. 142 been in effect during the years ended December 31, 2000 and 2001, the impact would have been an adjusted net loss of $52.0 and $11.4 million and a basic and diluted loss per share of $1.08 and $0.21, respectively. SFAS No. 142 had no impact on the year ended December 31, 2002 as goodwill was fully amortized during the year ended December 31, 2001.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". In addition, SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to FASB Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The adoption of this Statement had no effect on the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material effect on its financial position or results of operations.

3. Loans Held-for-Sale

The inventory of mortgage and home equity loans consists primarily of first and second trust deed mortgages and home equity lines of credit on residential properties located throughout the United States. All mortgage and home equity loans held-for-sale are pledged as collateral for borrowings at December 31, 2001 and 2002 (see Note 9).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. All of the auto loans held-for-sale are pledged as collateral for borrowings at December 31, 2002 (see Note 9). The following summarizes loans held-for-sale at December 31, 2001 and 2002 (dollars in thousands):

                                           December 31,
                                       --------------------
                                         2001       2002
                                       ---------  ---------
Mortgage............................. $ 146,824  $ 370,854
Home equity..........................    12,511     17,851
Auto.................................     2,589      4,048
Net deferred origination revenue.....       322        633
                                       ---------  ---------
                                      $ 162,246  $ 393,386
                                       =========  =========

Included in loans held-for-sale is a SFAS 133 fair value adjustment amount of $2.0 million for the year ended December 31, 2002. The SFAS 133 amount represents the change in fair value from rate lock commitment date to funding of those loans held-for-sale. The total fair value of loans held-for-sale, including the expected embedded gain on those loans, is $164.4 and $401.7 million at December 31, 2001 and 2002, respectively.

4. Accounts receivable, prepaids and other current assets

The following summarizes accounts receivable, prepaids and other current assets at December 31, 2001 and 2002 (dollars in thousands):

                                           December 31,
                                       --------------------
                                         2001       2002
                                       ---------  ---------
Prepaids............................. $   1,101  $   3,511
Accounts receivable..................     5,032      4,152
Interest receivable..................     1,002      1,432
Other current assets.................     1,300        956
Deferred tax asset...................        --        728
                                       ---------  ---------
                                      $   8,435  $  10,779
                                       =========  =========

Included in prepaids at December 31, 2001 and 2002 are prepayments for sales and marketing in the amounts of $0.2 and $0.6 million, respectively. Included in accounts receivable is the receivable due to the Company from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $3.1 million and $1.9 million at December 31, 2001 and 2002, respectively (see Note 9). Included in other current assets is an amount related to the fair value of SFAS 133 derivatives of $0.8 and $1.0 million at December 31, 2001 and 2002, respectively.

5. Significant Customers and Concentrations of Credit Risk

Cash and cash equivalents totaling $12.5 million and $33.8 million at December 31, 2001 and 2002, respectively, is held by federally insured financial institutions and exceeds existing federal deposit insurance coverage limits at each institution. Commercial paper totaling $15.5 million at December 31, 2001was held with high credit quality financial institutions and had original maturities of three months or less.

Approximately 43% and 63% of all mortgage loans sold during the years ended December 31, 2001 and 2002, respectively, were sold to one mortgage loan purchaser and approximately 40% of all auto loans sold during the years ended December 31, 2001 and 2002 were sold to one auto loan purchaser. 100% and approximately 75% of all home equity loans in 2001 and 2002 were sold to one purchaser, respectively.

6. Fixed Assets

Fixed assets are recorded at cost and consist of the following (dollars in thousands):

                                                                         December 31,
                                                                   ------------------------
                                                                      2001         2002
                                                                   -----------  -----------
  Computer equipment and software................................ $     9,394  $    13,948
  Furniture and fixtures.........................................       1,619        1,871
  Equipment and software under capital leases....................       1,200          203
  Leasehold improvements.........................................       1,748        1,832
                                                                   -----------  -----------
                                                                       13,961       17,854
  Accumulated depreciation and amortization......................      (7,746)     (11,592)
                                                                   -----------  -----------
                                                                  $     6,215  $     6,262
                                                                   ===========  ===========

Depreciation and amortization expense for the years ended December 31, 2001 and 2002 was $3.9 million and $4.0 million respectively.

As of December 31, 2001 and 2002, respectively, the accumulated amortization for equipment and software under capital leases was $0.9 million and $0.1 million. All equipment and software under capital lease serves as collateral for the related lease obligations (see Note 17).

7. Retained Interests in Auto Loans

In June 2002, the Company created a qualified special purpose entity, E-Loan Auto Fund One, LLC ("E-Loan Auto"), which purchases prime auto loans from the Company and then holds the loans. For the twelve months ended December 31, 2002, the Company sold $173.4 million in auto loans to E-Loan Auto and recognized $3.1 million in related non-cash gain on sale. In exchange for the loans sold, the Company received cash of $172.6 million from E-Loan Auto and a retained interest valued at $4.0 million in the loans sold to E-Loan Auto. For the year ended December 31, 2002, the average loan characteristics on auto loans sold to E-Loan Auto were $18,900 loan size, 731 credit score, 29% new car, and an average APR of 5.92%. The retained interest represents the Company's portion of the present value of the expected excess cash flows over the life of the loans, remaining after payment of interest, servicing fees and credit losses. Included in the retained interest is a contributed basis in the loans sold to E-Loan Auto of 0.5%. The contributed basis is the difference between the loan amount and the cash sale proceeds received from E-Loan Auto of 99.5% (of the unpaid principal balance), which represents over collateralization in those loans. The contributed basis is returned to the Company as part of the defined distribution of cash flows from E-Loan Auto. Cash flows are to be distributed by E-Loan Auto in the following manner: first to the hedge counterparty, second to the servicer, custodian and administrator, third to the lender for interest expense, fourth to the lender for principal payments, fifth to the Company for the contributed basis and sixth to the lender and the Company any remaining cash flows to be distributed 15% and 85%, respectively. The servicing fee is passed through to a sub-servicer of the Company, and as such the Company does not capitalize a servicing asset for the loans sold to E-Loan Auto, since the cost to sub-service equals the servicing fee.

The following table provides a summary of activity in the retained interests in auto loans since inception:

Beginning Balance 01/01/02	$ 0
Contributed basis in loans sold to E-Loan Auto	818
Non-cash gain on sale	3,124
Accretion of present value discount	27
Ending Balance 12/31/02	$3,969

At December 31, 2002, key valuation assumptions used to value the retained interests and the sensitivity of those assumptions to immediate 10% and 25% adverse changes in those assumptions are as follows:
December 31, 2002 (dollars in thousands)
Balance sheet carrying value of retained interests - fair value	$3,969
Weighted-average life (in months)	57.13
Prepayment speed assumptions (ABS)	1.5
Impact on fair value of 10% adverse change (1.65)	($149.6)
Impact on fair value of 25% adverse change (1.88)	($326.3)
Expected credit losses (life of loan loss rate)	72 bps
Impact on fair value of 10% adverse change (79 bps)	($119.0)
Impact on fair value of 25% adverse change (90 bps)	($257.5)
Residual cash flows discount rate (average annual rate)	12.0%
Impact on fair value of 10% adverse change (13.2%)	($125.1)
Impact on fair value of 25% adverse change (15.0%)	($265.7)

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

The discount rate was determined by assessing the risk related to the asset to account for the present value of the cash flows to be received over the life of the loans. As a result, the retained interest asset is an interest earning asset, and the difference between the discounted cash flows and the actual cash flows received over time are accreted and included as interest income in Other Income, net. The loss rates were determined by researching existing data on losses obtained from credit rating agencies and analyzed by credit tiers (i.e. credit score ranges) to determine loss rates specific to credit tiers, as opposed to an averaged rate. The Company then compared these rates to those of two major national banks to ensure its loss rates are within a range of what other market participants would estimate. The prepayment speed projects prepayments on a monthly percentage of the original loan balance. All assumptions will be monitored over time and may be updated to reflect actual performance.

8. Income Taxes

Significant components of the provision for income taxes are as follows (in thousands):

                                                            Years Ended December 31,
                                                      -------------------------------------
                                                         2000         2001         2002
                                                      -----------  -----------  -----------
Federal:
      Current....................................... $        --  $        --  $        --
      Deferred......................................          --           --           --
                                                      -----------  -----------  -----------
                                                              --           --           --
State:
      Current.......................................          --           --        1,692
      Deferred......................................          --           --         (728)
                                                      -----------  -----------  -----------
                                                              --           --          964
                                                      -----------  -----------  -----------
Income tax provision................................ $        --  $        --  $       964
                                                      ===========  ===========  ===========

The provision for income taxes was at rates other than the U.S. Federal statutory rate for the following reasons:

                                            Years Ended December 31,
                                       -------------------------------
                                         2000       2001       2002
                                       ---------  ---------  ---------
U.S. Federal statutory rate..........     -34.0%     -34.0%      34.0%
State taxes..........................      -6.2%      -7.2%       6.1%
Unearned compensation................       4.1%       5.4%        --
Goodwill.............................      17.3%      29.3%        --
Change in valuation allowance........      17.2%       1.8%     -32.5%
Warrants.............................       2.8%       6.2%        --
Other................................      -1.2%      -1.5%       0.7%
                                       ---------  ---------  ---------
                                            0.0%       0.0%       8.3%
                                       =========  =========  =========

At December 31, 2002 the Company had net operating loss carryforwards of approximately $72.0 million for federal tax purposes and $63.7 million for state tax purposes. The federal carryforwards expire in the years 2013 through 2021. For federal and state tax purposes, a portion of the Company's net operating loss may be subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. A state tax provision was required, in substantial part, due to the suspension of California state net operating loss carryforwards. This suspension will be in place for both 2002 and 2003.

The primary components of temporary differences, which give rise to deferred taxes are as follows (dollars in thousands):

                                                      Years Ended December 31,
                                                      ------------------------
                                                         2001         2002
                                                      -----------  -----------
  Deferred tax  assets:
     Net operating loss carryforwards............... $    34,897  $    28,766
     Reserves and accruals..........................         674          665
     Fixed assets...................................         273          404
     Mark-to-market of securities...................         174        3,367
     Website development costs......................        (774)      (1,058)
     Other..........................................         151          140
                                                      -----------  -----------
           Total deferred tax assets................      35,395       32,284
  Valuation allowance...............................     (35,395)     (31,556)
                                                      -----------  -----------
                                                     $        --  $       728
                                                      ===========  ===========

Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets at December 31, 2001 and 2002. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced. The Company did not set up a valuation allowance against the state deferred tax asset that arose in 2002 because it is expected to be fully realized in 2003.

9. Warehouse and Other Lines Payable

As of December 31, 2002, the Company had a warehouse line of credit for borrowings of up to $150 million for the interim financing of mortgage loans with GMAC Bank. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million. The Company was in compliance with these covenants during the twelve months ended and at December 31, 2002. The committed line of credit expires on September 30, 2003.

As of December 31, 2002, the Company had an agreement to finance up to $425 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital. Of this amount, $150 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash) or the highest amount required by any other lender or agreement. The Company was in compliance with these covenants during the twelve months ended and at December 31, 2002. The line was renewed on March 28, 2003 and will expire on March 30, 2004.

In addition, the Company has an uncommitted mortgage loan purchase and sale agreement with Greenwich Capital. Under the terms of this agreement, mortgage loans which are subject to a mandatory sell forward commitment between the Company and an investor, but have not yet been purchased, may be sold to Greenwich Capital with the accompanying trade assignment. This allows the Company to accelerate turnover and provide additional liquidity to fund additional mortgage loans. Revenue derived from sales under this agreement is included as a receivable on the balance sheet (see Note 4). The balance of loans sold related to these receivables was $126.9 million and $48.7 million as of December 31, 2001 and 2002, respectively.

On June 14, 2002, the Company secured a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to their sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility expires on June 14, 2003. This line includes various financial and non-financial covenants. The Company was in compliance with these covenants during the twelve months ended and at December 31, 2002.

The following summarizes warehouse and other lines payable at December 31, 2001 and 2002 (dollars in thousands):

                                           December 31,
                                       --------------------
                                         2001       2002
                                       ---------  ---------
Warehouse lines - GMAC............... $  47,767  $  68,955
Warehouse lines - Greenwich..........   104,930    311,549
Line of credit - Auto................     5,451      3,143
                                       ---------  ---------
                                      $ 158,148  $ 383,647
                                       =========  =========

10. Accounts Payable, Accrued Expenses and Other Current Liabilities

The following summarizes accounts payable, accrued expenses and other current liabilities at December 31, 2001 and 2002 (dollars in thousands):

                                           December 31,
                                       --------------------
                                         2001       2002
                                       ---------  ---------
Accounts payable..................... $   4,380  $   4,637
Accrued compensation.................     1,808      2,710
Income tax payable...................        --      1,665
Other current liabilities............       506      1,898
Reserves.............................       479        900
Interest payable.....................       362        529
                                       ---------  ---------
                                      $   7,535  $  12,339
                                       =========  =========

Included in other current liabilities is an amount related to the fair value of SFAS 133 derivatives of $1.7 million at December 31, 2002.

Included in the accounts payable, accrued expenses and other current liabilities is an amount related to reserves the Company established for representation and warranties and premium repayment liability. The Company sells loans to loan purchasers on a servicing released basis without recourse. As such, the risk of loss or default by the borrower has generally been assumed by these purchasers. However, the Company is usually required by these purchasers to make certain representations relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults. In connection with a majority of its loan sales agreements, the Company is also responsible for a minimum number of payments to be made on each loan, or else the Company may be required to refund the premium paid to it by the loan purchaser. As such, the Company records reserves based on certain assumptions in anticipation of future losses as a result of current activity.

Loss reserves due to violations of representations and warranties are recorded based on a percentage of current month originations. The Company currently calculates this loss rate exposure based on similar lending portfolios. Once the Company has endured a complete economic cycle, the rate will be determined based on actual losses as a percentage of origination volume on a historical basis. Premium repayment reserves, generated through early loan prepayments, are recorded based on a rate determined by calculating actual prepayments as a percentage of originations on a historical basis applied to current month originations. The Company began self funding home equity loans in December 2000. The following illustrates the changes in the reserve balances for the years ended December 31, 2001 and 2002 by product (in thousands):

                                Mortgage   Home Equity   Auto       Total
                                ---------  ----------  ---------  ---------
Balance at 1/1/01............. $     239  $       --  $     113  $     352
   Increase to reserve........       313          62        247        622
   Losses incurred............      (183)        (26)      (286)      (495)
                                ---------  ----------  ---------  ---------
Balance at 12/31/01........... $     369  $       36  $      74  $     479
                                =========  ==========  =========  =========

Balance at 1/1/02............. $     369  $       36  $      74  $     479
   Increase to reserve........       535         294        193      1,022
   Losses incurred............      (286)       (169)      (146)      (601)
                                ---------  ----------  ---------  ---------
Balance at 12/31/02........... $     618  $      161  $     121  $     900
                                =========  ==========  =========  =========

11. Notes Payable

On April 2, 2001, the Company entered into a loan agreement with Christian A. Larsen, the Company's Chairman of the Board and Chief Executive Officer, that provided the Company with the ability to draw funds up to an aggregate of $7.5 million upon demand, expiring January 5, 2002. The borrowings had an interest rate of the lower of 12% or the maximum legal rate allowed. Additionally, under the terms of the loan agreement with Mr. Larsen, if the Company at any time prior to January 5, 2002 secured any new equity or any subordinated debt with repayment terms later than January 5, 2002, then the loan commitment under the loan agreement would be reduced, dollar-for- dollar, by the amount of such equity or subordinated debt. Thus, upon the sale of a $5 million convertible note to Charles Schwab Co., Inc., the loan commitment under the loan agreement was reduced to $2.5 million. At December 31, 2002, no amounts were outstanding under this loan agreement. The line expired on January 5, 2002. On July 12, 2001 the Company sold a $5 million convertible note to The Charles Schwab Corporation, which was convertible into shares of its common stock at a conversion price of $1.06 per share and which was scheduled to mature on January 19, 2003 (see Note 18). On April 12, 2002, The Charles Schwab Corporation exercised its option to convert the amount due under the $5 million convertible note into 4,716,981 shares of the Company's common stock, in lieu of repayment, and therefore the note was converted rather than redeemed.

12. Stockholders' Equity

Common and preferred stock

As of December 31, 2002, the Company was authorized to issue 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2002 the 5,000,000 shares of preferred stock are undesignated. On June 28, 1999, the Company completed its initial public offering, upon which all outstanding convertible preferred shares automatically converted into 20,493,921 shares of common stock.

Warrants

On April 25, 2000, the Company issued two warrants to purchase up to 13.1 million shares of common stock to The Charles Schwab Corporation pursuant to a marketing agreement with Schwab. The total valuation of both of these warrants was determined to be $12.5 million. The assumptions used to value the warrants are detailed in Note 18. The amount was recorded as a contra-equity item called marketing services receivable and was expensed over a one-year term based on the Company's unilateral cancellation right on or before the end of the agreement's first year. The marketing services receivable concluded amortization on June 30, 2001 (see Note 18). On July 12, 2001 the Company exchanged the warrant to purchase 6,600,000 shares at $15 per share for a new warrant to purchase 1,389,000 shares at $5 per share (see Note 18). At December 31, 2002 the warrant to purchase 6,500,000 shares and the warrant to purchase 1,389,000 shares remained outstanding.

In February 2001, the Company issued a warrant to purchase 300,000 shares of common stock to Greenwich Capital in connection with a warehouse agreement at an exercise price of $1.55 per share until February 23, 2006. At December 31, 2002 this warrant remained outstanding.

In June 2002, the Company issued a warrant to purchase 800,000 shares of common stock to Merrill Lynch Mortgage Capital, Inc. in connection with a line of credit agreement at an exercise price of $1.22 per share until June 1, 2005. At December 31, 2002 this warrant remained outstanding.

13. Employee Benefit Plans

401(k) Savings Plan

The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees of the Company age 18 years or older are eligible to participate in the 401(k) Plan. The Company did not match employee contributions during the years ended December 31, 2001 or 2002.

Stock Option and Employee Stock Purchase Plans

As of December 31, 2002, the Company had reserved up to 16,398,375 shares of common stock issuable upon exercise of options issued to certain employees, directors, and consultants pursuant to the Company's 1997 Stock Option Plan. Such options were exercisable at prices established at the date of grant, and have a term of ten years. Initial optionee grants have a vested interest in 25% of the option shares upon the optionee's completion of one year of service measured from the grant date. The balance will vest in equal successive monthly installments of 1/48 upon the optionee's completion of each of the next 36 months of service. If an option holder ceases to be employed by the Company, vested options held at the date of termination may be exercised within three months. Options under the plan may be either Incentive Stock Options, as defined under Section 422 of the Internal Revenue Code, or Nonstatutory Options. During the years ended December 31, 2000, 2001 and 2002, 6,458,404, 3,612,500 and 1,922,450 options had been granted and 2,743,961 options were still available for grant under the Company's stock option plan at December 31, 2002.

Options granted during the years ended December 31, 1998 and 1999 resulted in unearned compensation of $5.7 million and $38.2 million, respectively. The amounts recorded represented the difference between the exercise price and the deemed fair value of the Company's common stock for shares subject to the options granted. The amortization of unearned compensation was charged to operations on an accelerated basis over the four-year vesting period of the options. For the years ended December 31, 2000, 2001 and 2002, the amortization of unearned compensation related to stock options was $9.4 million, $5.2 million and $0 million, respectively. Management accelerated the vesting of compensatory options in the fourth quarter of 2001 resulting in the full amortization of unearned compensation as of December 31, 2001.

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

In March 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") under which 1,500,000 shares of common stock were reserved for issuance. The Purchase Plan provides for an annual automatic increase in the number of shares of common stock reserved under the Purchase Plan by an amount equal to the lesser of 1,500,000 shares, 2% of the then outstanding shares, or a lesser amount determined by the Company's Board of Directors. Since the initial registration of 1,500,000 shares under the Purchase Plan, an additional 1,068,984 shares have been added to the 1999 Purchase Plan by the automatic increase mechanism. As of December 31, 2002, a total of 2,568,984 shares were authorized for issuance under the Purchase Plan. Employees who participate in the Purchase Plan may have up to 15% of their earnings withheld and used to purchase shares of common stock on specified dates as determined by the Board. The price of common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock, at the commencement date or the ending date of each 24-month offering period. Each offering period includes four six-month purchase periods. No compensation expense is recorded in connection with this plan.

Sales under the Purchase Plan for the years ended December 31, 2001 and 2002 were 288,811 and 519,912 shares of common stock at an average price of $1.01 and $0.90, respectively. As of December 31, 2002, 1,576,876 shares of the Company's common stock remained reserved and available for issuance under this plan.

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

                                                             Years Ended December 31,
                                                      -------------------------------------
                                                         2000         2001         2002
                                                      -----------  -----------  -----------
Stock option plan:
   Expected stock price volatility..................       80.00%     105.00%      90.00%
   Risk-free interest rate..........................        5.88%       4.48%       3.86%
   Expected life of options (years).................           5            5            5

Stock purchase plan:
   Expected stock price volatility..................       80.00%     105.00%      87.00%
   Risk-free interest rate..........................        6.34%       3.19%       2.90%
   Expected life of options (years).................           2            2            2

As a result of the above assumptions, the weighted average fair value of options granted during the years ending December 31, 2000, 2001 and 2002 was $3.33, $1.08 and $1.05, respectively. The weighted average fair value of stock purchased during the three years ending December 31, 2000, 2001 and 2002 was $6.05, $2.95 and $0.94, respectively.

The following pro forma net income (loss) information has been prepared as if the Company had followed the provisions of SFAS No. 123 (in thousands, except per share amounts):

                                                             Years Ended December 31,
                                                      -------------------------------------
                                                         2000         2001         2002
                                                      -----------  -----------  -----------
Net income (loss):
   As reported...................................... $   (91,760) $   (39,530) $    10,651
   Pro forma........................................ $   (99,535) $   (44,903) $     5,372

Net income (loss) per share:
   As reported...................................... $     (1.91) $     (0.73) $      0.18
   Pro forma........................................ $     (2.07) $     (0.83) $      0.09

A summary of the status of the Company's stock option plan and changes during those periods is presented below:

                                                             Years Ended December 31,
                          -----------------------------------------------------------------------------------------------
                                        2000                            2001                            2002
                          ------------------------------- ------------------------------- -------------------------------
                           Number of   Exercise Price      Number of   Exercise Price      Number of   Exercise Price
                            Shares       Per Share          Shares       Per Share          Shares       Per Share
                          -----------  ------------------ -----------  ------------------ -----------  ------------------
 Outstanding at
   beginning of year.....  7,375,614  $  0.05 -  $ 46.00   9,476,295  $  0.05 -  $ 46.00  10,572,959  $  0.05 -  $ 46.00
 Granted.................  6,458,404  $  0.38 -  $ 16.75   3,612,500  $  0.59 -  $  3.00   1,922,450  $  0.99 -  $  2.11
 Exercised...............   (915,287) $  0.05 -  $ 10.00    (272,104) $  0.05 -  $  2.00    (173,402) $  0.22 -  $  1.67
 Terminated/forfeited.... (3,442,436) $  0.05 -  $ 46.00  (2,243,732) $  0.05 -  $ 32.94    (848,671) $  0.22 -  $ 33.00
                          -----------  -------    ------- -----------  -------    ------- -----------  -------    -------
 Outstanding,
   at end of year........  9,476,295  $  0.05 -  $ 46.00  10,572,959  $  0.05 -  $ 46.00  11,473,336  $  0.05 -  $ 46.00
                          ===========  =======    ======= ===========  =======    ======= ===========  =======    =======
 Options exercisable
   at end of year........  2,067,531  $  0.05 -  $ 46.00   4,409,447  $  0.05 -  $ 46.00   6,217,959  $  0.05 -  $ 46.00
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
                   =============                          =============

The following table summarizes information about stock options outstanding at December 31, 2002:

                        Options Outstanding                Options Exercisable
                   -------------------------------------- --------------------------
                                               Weighted
                                   Weighted     Average                   Weighted
                                    Average    Remaining                   Average
    Range of          Number       Exercise   Contractual    Number       Exercise
 Exercises Prices   Outstanding      Price       Life      Exercisable      Price
------------------ -------------  ----------- ----------- -------------  -----------
$  0.05 - $  1.25     3,070,128  $      1.00        7.89     1,487,616  $      0.89
$  1.26 - $  1.59     2,493,129  $      1.32        8.46       891,552  $      1.31
$  1.60 - $  2.00     2,980,119  $      1.92        7.32     1,994,859  $      1.98
$  2.03 - $ 46.00     2,929,960  $      7.42        7.44     1,843,932  $      8.32
                   -------------                          -------------
                     11,473,336                              6,217,959
                   =============                          =============

14. Revenues and Other Income, Net

The following table provides the components of revenues (in thousands):

                                               Years Ended December 31,
                                          --------------------------------
                                            2000        2001       2002
                                          ---------  ----------  ---------
   Mortgage............................. $  16,400  $   38,999  $  61,212
   Interest income on mortgage loans....     5,448      11,568     15,093
   Home equity..........................       192       4,978     13,176
   Interest income on home equity loans.        --         888      2,379
   Auto.................................    13,019      10,594     10,582
   Other................................       820         923        846
                                          ---------  ----------  ---------
                                         $  35,879  $   67,950  $ 103,288
                                          =========  ==========  =========

The following table provides the components of other income, net (in thousands):

                                                 2000       2001       2002
                                               ---------  ---------  ---------
Interest on short-term  investments.......... $   1,707  $     745  $     240
Interest expense on non-warehouse
   facility borrowings.......................      (314)      (359)      (160)
Equity investment gain/(loss)................      (117)     3,252         --
Interest income on retained interest asset...        --         --         27
                                               ---------  ---------  ---------
                                              $   1,276  $   3,638  $     107
                                               =========  =========  =========

In December 2001, the Company sold its entire equity investment in Finance All, the parent company of E-LOAN Japan, for $4.7 million. The Company recorded a one-time gain on sale of equity investment in the amount of $3.3 million, in connection with this sale. The book value of the investment at the time of sale was $1.4 million.

In June 2002, the Company created a qualified special purpose entity, E-Loan Auto Fund One, LLC ("E-Loan Auto"), which purchases prime auto loans from the Company and then holds the loans. In exchange for the loans sold, the Company receives cash and a retained interest. A discount rate has been applied to the asset to account for the present value of the cash flows to be received over the life of the loans. As a result, the retained interest asset is an interest earning asset, and the difference between the discounted cash flows and the actual cash flows received over time are accreted and included as interest income in Other Income, net. This accretion amounted to approximately $27,000 in 2002.

15. Operating Expenses

The following table provides the components of operating expenses (in thousands):

                                                         December 31,
                                               -------------------------------
                                                 2000       2001       2002
                                               ---------  ---------  ---------
Compensation and benefits.................... $  22,119  $  29,927  $  42,717
Processing costs.............................     5,171      5,160      4,491
Advertising and marketing....................    25,323     14,063     20,707
Professional services........................     6,075      3,203      3,674
Occupancy costs..............................     3,978      3,453      4,367
Computer and internet........................       843      1,103      1,212
General and administrative...................     4,356      5,253      5,912
Interest expense on warehouse borrowings.....     5,435      9,678      8,700
Amortization of unearned compensation........     9,392      5,164         --
Amortization of goodwill and intangible
   assets....................................    39,733     28,144         --
Non-cash marketing costs.....................     6,490      5,970         --
                                               ---------  ---------  ---------
         Total operating expenses............ $ 128,915  $ 111,118  $  91,780
                                               =========  =========  =========

Commissions and bonus compensation comprised 11%, 22%, and 27% of total compensation and benefits in the years ended 2000, 2001, and 2002, respectively.

The following table provides detail of the operations component of total operating expenses classified by the following revenue- related categories (in thousands):

                                                    December 31,
                                          -------------------------------
                                            2000       2001       2002
                                          ---------  ---------  ---------
Mortgage ............................... $  16,142  $  20,940  $  28,315
Interest expense on mortgage loans......     5,435      8,678      7,242
Home equity.............................       226      3,094      8,139
Interest expense on home equity loans...        --        782      1,235
Auto....................................     9,759      9,285      8,842
Other...................................       185        167         81
                                          ---------  ---------  ---------
Total operations........................ $  31,747  $  42,946  $  53,854
                                          =========  =========  =========

16. Fair Value of Financial Instruments

The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Fair value estimates are subjective in nature and involve uncertainties and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The fair value of loans held-for-sale includes the expected gain on those loans upon sale to the loan purchaser (see Note 3). The carrying value of the Company's other financial instruments, including cash and cash equivalents, accounts receivable, retained interest in auto loans, warehouse lines, and all other financial assets and liabilities approximate their fair value because of the short-term maturity of those instruments or because they carry interest rates which approximate market.

17. Commitments and Contingencies

Leases

The Company leases office space under two operating leases, which expire in June 2003 and November 2004, respectively. A portion of the facility that expires in November 2004 is under sublease and expires in March 2004. Rent expense under operating leases amounted to $1.3 million, $0.8 million and $1.5 million for the years ended December 31, 2000, 2001 and 2002, respectively.

The Company's lease obligations under capital and operating leases are as follows (in thousands):

       Years Ending December 31,                           Capital   Operating
                                                          ---------  ---------
 2003................................................... $      10  $   1,681
 2004...................................................        --      1,360
 2005...................................................        --         --
 2006...................................................        --         --
 2007 and thereafter....................................        --         --
                                                          ---------  ---------
Total minimum lease payments............................        10  $   3,041
                                                                     =========
Less amount representing interest.......................        --
                                                          ---------
Present value of minimum lease payments.................        10
Less current portion of capital lease obligations.......       (10)
                                                          ---------
Long-term portion....................................... $      --
                                                          =========

Under the terms of the Jacksonville, Florida office lease, the Company maintains a stand-by letter of credit in favor of the lessor, in the amount of $0.5 million.

Legal

We have been named as a defendant in five related lawsuits filed in the Federal District Court for the Southern District of New York between August 10, 2001 and September 25, 2001. The lawsuits purport to be class actions filed on behalf of the plaintiffs and others similarly situated. They name as defendants E-LOAN, Christian Larsen, Janina Pawlowski, Frank Siskowski, The Goldman Sachs Group, Inc., FleetBoston Robertson Stephens, Inc., Merrill Lynch Pierce Fenner & Smith, Inc., Credit Suisse First Boston Corp. and J.P. Morgan Chase & Co., some of which were involved in our initial public offering. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of our initial public offering violated Section 12(a) of the Securities Act of 1933 by receiving excessive and undisclosed commissions and fees, and by entering into unlawful private agreements with brokers' customers, and that all defendants violated Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 under the Securities Exchange Act of 1934 by making material false and misleading statements in our initial public offering prospectus concerning brokers' commissions and private agreements with brokers' customers. The plaintiffs in each action seek to recover damages on behalf of all those who purchased or otherwise acquired E-LOAN securities during the respective class period. We have been served with two of the complaints and have entered into a stipulation with plaintiffs' counsel for an extension of time to respond to the complaint. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. We intend to vigorously defend these lawsuits. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business. On October 9, 2002, E-LOAN's individual defendants were dismissed, without prejudice, from the lawsuit, pursuant to a stipulated agreement with the plaintiffs. The plaintiffs and the underwriter defendants have each made preliminary settlement proposals to the issuer defendants, and E-LOAN has established a Litigation Committee consisting of independent directors to assess the competing proposals.

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

Mortgage bankers' blanket bond

As of December 31, 2002, the Company carried a mortgage bankers' blanket bond and errors and omissions insurance coverage for $5.0 million. The premiums for the bond and insurance coverage are paid through September 2003.

Marketing agreements

The Company has entered into several marketing agreements with third parties. Under these agreements the third parties will display the Company's logo and loan information on their Internet websites and provide related marketing services. The Company pays for these services in minimum monthly and quarterly installments plus, in some cases, a per view or per application charge for each time the information is displayed. Future minimum payments under these agreements amount to approximately $204,000 for 2003.

Loan commitments and hedging activities

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

Individual mortgage loan risks are aggregated by loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. The Company currently hedges its mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities and both mandatory and non-mandatory forward sale agreements with the ultimate investor. The Company determines which alternative provides the best execution in the secondary market.

The Company believes that it has implemented a cost-effective economic hedging program to provide a high level of protection against changes in the market value of rate-lock commitments. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

At December 31, 2002, the Company had provided locks to originate loans amounting to approximately $402.0 million (the "locked pipeline"). At December 31, 2002, the Company had entered into non-mandatory forward loan sale agreements amounting to approximately $442.3 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well-established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

At December 31, 2002, the Company had entered into mandatory sell forward commitments amounting to approximately $115.2 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market value of unsold loans. At December 31, 2002, the Company had entered into $184.9 million of commitments with third party investors to deliver loans related to funded loans held-for-sale.

18. Related Party Transactions

Loan Agreement with Christian A. Larsen

On April 2, 2001, we entered into a loan agreement with Christian A. Larsen, Chairman of the Board and Chief Executive Officer, that provided us with the ability to draw funds up to an aggregate of $7.5 million upon demand. Under the terms of the loan agreement, the loan commitment under the loan agreement was required to be reduced by an amount equal to the principal amount of any subsequent loan received by the Company. Upon the sale of a $5 million convertible note to The Charles Schwab Corporation the loan commitment under the loan agreement was reduced to $2.5 million. The loan agreement with Mr. Larsen expired on January 5, 2002 and no amounts are owing under any borrowings made pursuant to the loan agreement.

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

Marketing Agreement

On April 25, 2000, the Company entered into a four-year Marketing Agreement with Schwab to become the exclusive provider of mortgage loans to the Schwab customer base through a co-branded website at http://schwab.eloan.com. In consideration, the Company agreed to pay Schwab cash marketing fee payments and to issue to Schwab warrants to purchase shares of its common stock. This agreement was terminated in November 2002. As part of the Marketing Agreement, Daniel O. Leemon, a member of Schwab's management committee, was nominated to the Company's board of directors and served until October 2002.

The Company recorded revenue earned from the sale of loans attributable to the marketing agreement of $373,000, $5,435,000 and $7,485,000 for the twelve months ended December 31, 2000, 2001 and 2002, respectively. The volume of loans associated with the above revenue was $40.9 million, $305.3 million and $349.5 million for the twelve months ended December 31, 2000, 2001 and 2002, respectively.

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

Through a series of subsequent amendments, the marketing fees payable to Schwab were reduced to better match the then anticipated future benefit from the marketing agreement. The Company recorded cash marketing costs of $465,000, $1,100,000 and $972,000 for the twelve months ended December 31, 2000, 2001 and 2002, respectively.

In addition to marketing fees paid to Schwab, the Company incurred other advertising expense directed toward the Schwab customer base known as co-op marketing costs. The co-op marketing costs covered such items as direct mail pieces sent to Schwab customers. There was no minimum co-op marketing expense required under the agreement. The co-op marketing costs were a pass through of expenses and did not represent revenue for Schwab. The Company recorded co-op marketing costs of $195,000, $475,000 and $91,000 for the twelve months ended December 31, 2000, 2001 and 2002, respectively.

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

Convertible Debt

On July 12, 2001, the Company sold a $5 million convertible note to The Charles Schwab Corporation, which was convertible into shares of its common stock at a conversion price of $1.06 per share and which was scheduled to mature on January 19, 2003. The Company issued the note for general corporate purposes and in order to obtain adequate excess cash reserves above its minimum cash covenant requirements under its warehouse lines of credit. As the convertible feature was issuable in the Company's stock, no value was ascribed to the convertible feature of the note at the time it was issued (in accordance with APB 14 and SFAS 133). The convertible note bore interest at a rate of 8% per annum and was payable quarterly. Schwab beneficially owned approximately 19% of the Company's outstanding shares at the time the note was issued on July 12, 2001 (after giving effect to the warrant exchange described below). Beneficial ownership includes shares directly held and those issuable under warrants that are exercisable within sixty days of July 12, 2001, regardless of whether the warrant exercise price is less than the market price. Schwab received a total of $183,000 and $113,000 in interest payments on this note for the year ended December 31, 2001 and 2002, respectively.

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

Sale to Investors, Officers and Directors

On November 26, 2002, Schwab sold its 5,981,147 shares of Common Stock, including the 4,716,981 shares acquired upon conversion of the convertible note to three new and existing institutional investors along with several of the Company's officers and directors, for a price per share of $1.50 and an aggregate purchase price of $8,971,721. Based on the $1.06 per share conversion price of the convertible note, the sale of the 4,716,981 conversion shares represented a gain to Schwab of $2,075,472, less costs incurred in connection with negotiation of the convertible note transaction.

As of March 21, 2003, Schwab beneficially owned 7,889,000 shares of the Company's Common Stock, all of which were issuable upon exercise of two outstanding warrants, which represented approximately 13% of the total outstanding shares of Common Stock. The first warrant is exercisable for 6,500,000 shares of Common Stock at an exercise price of $3.75 per share and expiration date of April 25, 2003, provided that immediately prior to exercise the stock has traded at $5.75 for five consecutive days. The second warrant is exercisable for 1,389,000 shares of Common Stock at an exercise price of $5.00 per share and an expiration date of July 25, 2003.

Loans with Executive Officers and Directors

The Company like many financial institutions, has followed a policy of granting mortgage, home equity and auto loans to its directors and executive officers and members of their immediate family in the ordinary course of the Company's business. During the fiscal year ended December 31, 2002, the Company granted loans to certain of its executive officers. During the fiscal year ended December 31, 2002, the Company granted mortgage, home equity, and auto loans to certain of its executive officers totaling $1.4 million.  In management's opinion, all these loans and commitments to lend were made in the ordinary course of business, were made in compliance with applicable laws on substantially the same terms, including interest rates (except that certain of the Company's officers received employee discounts from the Company's standard prices offered to the public) and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features. The Company estimates the discounts given to its officers, Etienne Handman, Robert B. Purcell, and Sedrick A. Tydus were $14,850, $3,120 and $7,350, respectively. All of the loans have been sold to institutional purchasers in the secondary market for at least their face value. All loans that were granted by the Company to its executive officers following enactment of the Sarbanes-Oxley Act were granted in compliance with the Act. At the end of the fiscal year ended December 31, 2002, no loans from any such persons were held by the Company.

19. Risks and Uncertainties

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

The Company depends on two warehouse credit facilities to finance the mortgage loan inventory pending ultimate sale to mortgage loan investors. The Company also has a line of credit to finance the auto loan inventory pending ultimate sale to auto investors. All of these facilities have operating and financial covenants including the requirement that the Company maintain two mortgage warehouse facilities (with minimum borrowing capacity limits) and the maintenance of certain financial ratios. In particular, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash) or the highest amount required by any other lender or agreement. Failure to comply with these covenants on either or both lines could result in the obligation to repay all amounts outstanding at the time of termination. In the past, the Company has obtained waivers from these lenders due to failure to comply with certain covenants.

Typically, the Company sells its loans on a servicing released basis without recourse. By doing so, it reduces its risk of loss or default by the borrower, except that it may be required to repurchase the loan in the event of an early payment default. Although loans are sold without recourse, the Company may be required to repurchase the loan if it breaches the representations or warranties that it makes in connection with the sale of the loan, or if the loan does not comply with the underwriting standards or other requirements of the ultimate loan purchaser.

The Company achieved its first profitable year during 2002. Because the Company expects its operating costs will increase to accommodate expected growth in loan applications, it will need to generate significant revenues to maintain profitability. The Company may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the business, results of operations and financial condition will be adversely affected. Management believes that its cash and cash equivalents held at December 31, 2002 will be sufficient to fund its operating activities and capital expenditures, and meet all other obligations including its minimum cash and cash equivalent covenants through at least December 31, 2003.

20. Subsequent Events

In January 2003, the Company's Board of Directors authorized an increase of 1,500,000 shares to the number of shares authorized for issuance under the Company's 1997 Stock Plan, in accordance with the annual automatic increase provision contained in the Plan.

On February 26, 2003, the Company announced that it would relocate its Jacksonville, Florida business location where auto operations are conducted, and consolidate these operations with the Company's other operations in Dublin, California. The approximate 100 employees in the Jacksonville location have been offered a relocation package to assist them in their move to Dublin, California if they choose. The Company estimates the cost to consolidate its operations in California to be approximately $1.2 million, of which $0.3 million will occur in the first quarter with the remainder in the second quarter of 2003.

On March 28, 2003, the Company renewed its existing warehouse line of credit agreement with Greenwich Capital for borrowings of up to $400 million for the interim financing of mortgage loans. Of this amount, $200 million is available in committed funds which represents an increase over the $150 million prior to renewal. Other than these changes, the terms of the renewal are substantially similar to those existing prior to renewal. This renewal extended the agreement until March 30, 2004.

On March 28, 2003, the Company entered into a new warehouse line of credit agreement for borrowings of up to $75 million for the interim financing of mortgage loans with Residential Funding Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on December 31, 2003. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding.

EXHIBITS
10.37	Originator Master Commitment for Enhanced AOT Offering with Federal Home Loan Mortgage Corporation dated November 5, 2001+
10.38	Amendment to Master Commitment with Federal Home Loan Mortgage Corporation dated November 15, 2001+
10.41	Correspondent Agreement with The Provident Bank dated January 18, 2002+
10.87	Indemnification Agreement with Etienne Handman dated October 1, 2002
10.88	Indemnification Agreement with Robert Purcell dated October 1, 2002
10.89	Indemnification Agreement with Sedrick Tydus dated October 1, 2002
10.90	Indemnification Agreement with Claus Henrik Lund dated October 1, 2002
10.91	First Amendment to Auto Loan Purchase and Sale Agreement with Triad Financial Corporation, d/b/a RoadLoans.com dated October 8, 2002+
10.92	Indemnification Agreement with Mark E. Lefanowicz dated October 29, 2002
10.93	Director Agreement with Mark E. Lefanowicz dated October 29, 2002
10.94	Eleventh Modification Agreement with GMAC Bank dated October 29, 2002
10.95	Sublease Agreement with Allstate Insurance Company dated November 1, 2002
10.96	Letter of Agreement with CitiMortgage, Inc. dated December 23, 2002+
10.97	Auto Loan Alliance Program Agreement (Direct Loans) with Household Automotive Credit Corporation dated January 17, 2003+
10.98	Amendment Number Four to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 12, 2003
10.99	Warehouse Credit and Security Agreement with Residential Funding Corporation dated March 7, 2003
10.100	Promissory Note with Residential Funding Corporation dated March 7, 2003
10.101	Amendment Number Five to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 31, 2003
10.102	Promissory Note with Greenwich Capital Financial Products, Inc. dated March 31, 2003
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential Treatment Granted

+ Confidential Treatment Requested