Form 10-Q
period 2003-03-31
E LOAN INC
filed 2003-05-15
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

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

    As of May 1, 2003, 60,095,098 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

E-LOAN, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (unaudited):

Balance Sheets as of December 31, 2002 and March 31, 2003	**

Statements of Operations for the three months ended March 31, 2002 and 2003	**

Statements of Cash Flows for the three months ended March 31, 2002 and 2003	**

Notes to Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
BALANCE SHEETS
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                December 31,  March 31,
                                                                                   2002         2003
                                                                                -----------  -----------
                                                                                             (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents (includes $2,500 of restricted cash)............ $    36,321  $    33,945
    Loans held-for-sale.......................................................     393,386      250,508
    Accounts receivable, prepaids and other current assets....................      10,779       19,765
                                                                                -----------  -----------
          Total current assets................................................     440,486      304,218
Fixed assets, net.............................................................       6,262        7,449
Retained interests in auto loans - trading....................................       3,969        6,478
Deposits......................................................................       1,319          772
                                                                                -----------  -----------
           Total assets....................................................... $   452,036  $   318,917
                                                                                ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Warehouse and other lines payable......................................... $   383,647  $   243,697
    Accounts payable, accrued expenses and other current liabilities..........      12,339       12,534
    Capital lease obligation, current portion.................................          10           --
                                                                                -----------  -----------
           Total current liabilities..........................................     395,996      256,231
                                                                                -----------  -----------
           Total liabilities..................................................     395,996      256,231
                                                                                -----------  -----------
Commitments and contingencies (Note 11):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2002 and March 31, 2003; 0 shares issued and
      outstanding at December 31, 2002 and March 31, 2003.....................          --           --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2002 and March 31, 2003; 59,420,446 and
      59,676,931 shares issued and outstanding at December 31, 2002
      and March 31, 2003......................................................          59           60
Additional paid-in capital....................................................     262,194      262,507
Accumulated deficit...........................................................    (206,213)    (199,881)
                                                                                -----------  -----------
           Total stockholders' equity.........................................      56,040       62,686
                                                                                -----------  -----------
           Total liabilities and stockholders' equity......................... $   452,036  $   318,917
                                                                                ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                            2002         2003
                                                         -----------  -----------
Revenues (Note 9)...................................... $    20,766  $    35,989

Operating expenses:
    Operations.........................................      10,852       17,001
    Sales and marketing................................       5,137        8,492
    Technology.........................................       1,429        1,687
    General and administrative.........................       1,633        1,923
                                                         -----------  -----------
           Total operating expenses....................      19,051       29,103
                                                         -----------  -----------
Income from  operations................................       1,715        6,886
Other income, net......................................         (57)         261
                                                         -----------  -----------
Income before taxes....................................       1,658        7,147
Income taxes...........................................         (54)        (815)
                                                         -----------  -----------
Net income............................................. $     1,604  $     6,332
                                                         ===========  ===========

Net income per share:
    Basic.............................................. $      0.03  $      0.11
                                                         ===========  ===========
    Diluted............................................ $      0.03  $      0.10
                                                         ===========  ===========

    Weighted-average shares - basic....................      54,029       59,598
                                                         ===========  ===========
    Weighted-average shares - diluted..................      60,317       63,241
                                                         ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2002         2003
                                                                 -----------  -----------
Cash flows from  operating activities:
   Net income.................................................. $     1,604  $     6,332
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization of fixed assets.............         953        1,024
     Changes in operating assets and liabilities:
       Loans held-for-sale.....................................      64,971      142,878
       Retained interests in auto loans - trading..............          --       (2,509)
       Accounts receivable, prepaids and deposits..............      (5,726)      (8,440)
       Accounts payable, accrued expenses and
         other payables........................................      (1,213)         196
                                                                 -----------  -----------
         Net cash provided by operating activities.............      60,589      139,481
                                                                 -----------  -----------
Cash flows from investing activities:
   Acquisition of fixed assets.................................        (885)      (2,211)
                                                                 -----------  -----------
         Net cash used in investing activities                         (885)      (2,211)
                                                                 -----------  -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................          34          314
   Proceeds from warehouse and other lines payable.............   1,051,457           --
   Repayments of warehouse and other lines payable.............  (1,115,726)    (139,950)
   Payments on obligations under capital leases, net...........         (43)         (10)
                                                                 -----------  -----------
         Net cash used in financing activities.................     (64,278)    (139,646)
                                                                 -----------  -----------
Net decrease in cash...........................................      (4,574)      (2,376)
Cash and cash equivalents, beginning of period.................      32,538       36,321
                                                                 -----------  -----------
Cash and cash equivalents, end of period....................... $    27,964  $    33,945
                                                                 ===========  ===========
Supplemental cash flow information:
   Cash paid for interest...................................... $     1,849  $     2,400
                                                                 ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. THE COMPANY

E-LOAN, Inc. (the "Company") was incorporated on August 26, 1996 and began marketing its services in June 1997. The Company is a consumer direct lender and debt advisor, providing borrowers with first and second mortgage loans, home equity loans and home equity lines of credit and auto loans. The Company operates as a single operating segment.

2. BASIS OF PRESENTATION

Interim Financial Information (unaudited)

The accompanying financial statements as of March 31, 2002 and 2003 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2002 and 2003. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 2002. The results for the three months ended March 31, 2003 are not necessarily indicative of the expected results for the year ending December 31, 2003.

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

Reclassification

Certain amounts in the financial statements have been reclassified to conform to the 2003 presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase, to be cash equivalents. Both cash equivalents and short term investments are considered available-for-sale securities and are carried at amortized cost, which approximates fair value. As more fully described in Note 7, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash) or the highest amount required by any other lender or agreement. The following summarizes cash and cash equivalents at December 31, 2002 and March 31, 2003 (dollars in thousands):

                                                 December 31,  March 31,
                                                    2002         2003
                                                 -----------  -----------
Cash........................................... $    33,821  $    31,445
Restricted cash................................       2,500        2,500
                                                 -----------  -----------
                                                $    36,321  $    33,945
                                                 ===========  ===========

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

The Company is a party to rate lock commitments to fund loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. When the borrower locks their interest rate, the Company extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for the specified time period. Under SFAS 133 interest rate locks are derivatives. The Company is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Company utilizes either a best efforts sell forward commitment or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Both best efforts and mandatory sell forward commitments are derivatives under SFAS 133. Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory sell forward commitments are recorded as unrealized gains and losses and are included in the statement of operations in mortgage revenue. These gains and losses are substantially off-setting. Once the loan is funded the Company hedges changes in the fair value of the loan, if not previously hedged at time of lock through use of a best efforts sell forward agreement, with a forward delivery commitment at a specified price.

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The Company designates forward delivery commitments, where the company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all non-mandatory forward sale agreements as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a non-mandatory forward sale agreement has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to non-mandatory forward sale agreements or delivery commitments during the three months ended March 31, 2003. The effect on the Company's income statement from applying SFAS 133 was a $1.5 million loss included in mortgage revenues for the three months ended March 31, 2003.

Sale of auto loans to qualified special purpose entity

On June 17, 2002, the Company entered into an arrangement to sell auto loan receivables to a qualified special purpose entity ("QSPE"), E-Loan Auto Fund One, LLC ("E-Loan Auto"). These transactions involve the Company surrendering control over these assets to assure that the sold assets have been isolated from the Company and its creditors. As E-Loan Auto has met the appropriate tests to be considered a QSPE, the assets and liabilities of E-Loan Auto are appropriately not consolidated in the financial statements of the Company. E-Loan Auto has obtained a secured borrowing facility from Merrill Lynch Bank USA to finance all purchases of loans from the Company. The Company recognizes a gain on the sale of auto loan receivables to E-Loan Auto in the period in which the sale occurs, which represents the difference between the sale proceeds to the Company and the Company's net carrying value of the receivables. Included in the proceeds received by the Company from the sale of loans is a beneficial interest related to loans owned by the QSPE, which is reflected on the Company's balance sheet as a retained interest asset. These retained interest assets are recorded on the balance sheet at fair value as trading assets, and will be marked to market at each subsequent reporting period. In order to determine the fair value management estimates future excess cash flows to be received by the Company over the life of the loans. The Company makes various assumptions in order to determine the fair value of the estimated future excess cash flows to be generated by the auto loans sold to the QSPE. The most significant assumptions are the cumulative credit losses to be incurred on the pool of auto loan receivables sold, prepayment rates of the auto loans and the rate at which the estimated future excess cash flows are discounted. The assumptions used represent the Company's best estimates, and the use of different assumptions could produce different financial results. The Company will continue to monitor and may update its assumptions over time.

Net Income Per Share

The Company computes net income per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128 basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such potential dilutive shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants, and the conversion of debt into common stock.

                                                   Three Months Ended
                                                        March 31,
                                                    2002         2003
                                                 -----------  -----------
                                                     (In Thousands)
  Numerator:
    Net income................................. $     1,604  $     6,332
    Interest expense from convertible note.....         139           --
                                                 -----------  -----------
    Net income assuming dilution............... $     1,743  $     6,332
                                                 ===========  ===========
  Denominator:
    Weighted average shares, basic.............      54,029       59,598
    Effect of potentially dilutive securities:
      Convertible note.........................       4,717           --
      Warrants.................................          12          477
      Employee Stock Option Plan...............       1,559        3,166
                                                 -----------  -----------
    Weighted average number of shares
      assuming dilution........................      60,317       63,241
                                                 ===========  ===========

  Diluted net income per share................. $      0.03  $      0.10
                                                 ===========  ===========

Recent Accounting Pronouncements

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

4. LOANS HELD-FOR-SALE

The inventory of mortgage and home equity loans consists primarily of first and second trust deed mortgages and home equity lines of credit on residential properties located throughout the United States. All mortgage and home equity loans held-for-sale are pledged as collateral for borrowings at December 31, 2002 and March 31, 2003 (see Note 7).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. All of the auto loans held-for-sale are pledged as collateral for borrowings at December 31, 2002 and March 31, 2003 (see Note 7). The following summarizes loans held-for-sale at December 31, 2002 and March 31, 2003 (dollars in thousands):

                                                Dec 31,   March 31,
                                                 2002       2003
                                               ---------  ---------
Mortgage..................................... $ 370,854  $ 222,916
Home equity..................................    17,851     19,494
Auto.........................................     4,048      7,550
Net deferred origination revenue.............       633        548
                                               ---------  ---------
                                              $ 393,386  $ 250,508
                                               =========  =========

Included in loans held-for-sale is a SFAS 133 fair value adjustment amount of $2.0 million and ($0.2) million at December 31, 2002 and March 31, 2003, respectively. The SFAS 133 amount represents the change in fair value from rate lock commitment date to funding of those loans held-for-sale. The total fair value of loans held-for-sale, including the expected embedded gain on those loans, is $401.7 and $257.3 million at December 31, 2002 and March 31, 2003, respectively.

5. ACCOUNTS RECEIVABLE, PREPAIDS AND OTHER CURRENT ASSETS

The following summarizes accounts receivable, prepaids and other current assets at December 31, 2002 and March 31, 2003 (dollars in thousands):

                                                Dec 31,   March 31,
                                                 2002       2003
                                               ---------  ---------
Prepaids..................................... $   3,511  $   4,040
Accounts receivable..........................     4,152     12,606
Interest receivable..........................     1,432        979
SFAS 133.....................................       956        980
Deferred tax asset...........................       728        728
Deposits.....................................        --        432
                                               ---------  ---------
                                              $  10,779  $  19,765
                                               =========  =========

Included in prepaids at December 31, 2002 and March 31, 2003 are prepayments for sales and marketing in the amounts of $0.6 and $2.2 million, respectively. Included in accounts receivable is the receivable due to the Company from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $1.9 million and $8.9 million at December 31, 2002 and March 31, 2003, respectively (see Note 7). SFAS 133 is related to the fair value of derivatives at December 31, 2002 and March 31, 2003.

6. RETAINED INTERESTS IN AUTO LOANS

In June 2002, the Company created a qualified special purpose entity, E-Loan Auto Fund One, LLC ("E-Loan Auto"), which purchases prime auto loans from the Company and then holds the loans. For the three months ended March 31, 2003, the Company sold $123.5 million in auto loans to E-Loan Auto and recognized $1.7 million in related non-cash gain on sale. In exchange for the loans sold, the Company received cash of $122.9 million from E-Loan Auto and a retained interest valued at $2.3 million in the loans sold to E-Loan Auto. From inception through March 31, 2003, the Company has sold $296.9 million in auto loans to E-Loan Auto and recognized $4.8 million in related non-cash gain on sale. For the three months ended March 31, 2003, the average loan characteristics on auto loans sold to E-Loan Auto were $19,500 loan size, 733 credit score, 20% new car, and an average APR of 5.32%. The retained interest represents the Company's portion of the present value of the expected excess cash flows over the life of the loans, remaining after payment of interest, servicing fees and credit losses. Included in the retained interest is a contributed basis in the loans sold to E-Loan Auto of 0.5%. The contributed basis is the difference between the loan amount and the cash sale proceeds received from E-Loan Auto of 99.5% (of the unpaid principal balance), which represents over collateralization in those loans. The contributed basis is returned to the Company as part of the defined distribution of cash flows from E-Loan Auto. Cash flows are to be distributed by E-Loan Auto in the following manner: first to the hedge counterparty, second to the servicer, custodian and administrator, third to the lender for interest expense, fourth to the lender for principal payments, fifth to the Company for the contributed basis and sixth to the Company any remaining cash flows. The servicing fee is passed through to a sub-servicer of the Company, and as such the Company does not capitalize a servicing asset for the loans sold to E-Loan Auto, since the cost to sub-service equals the servicing fee.

The following table provides a summary of activity in the retained interests in auto loans:

Beginning Balance 01/01/03	$ 3,969
Contributed basis in loans sold to E-Loan Auto	617
Non-cash gain on sale	1,662
Accretion of present value discount	230
Ending Balance 03/31/03	$6,478

At March 31, 2003, key valuation assumptions used to value the retained interests and the sensitivity of those assumptions to immediate 10% and 25% adverse changes in those assumptions are as follows:

March 31, 2003 (dollars in thousands)
Balance sheet carrying value of retained interests - fair value	$6,478
Weighted-average life (in months)	57.2
Prepayment speed assumptions (ABS)	1.5
Impact on fair value of 10% adverse change (1.65)	($443.8)
Impact on fair value of 25% adverse change (1.88)	($719.1)
Expected credit losses (life of loan loss rate)	72 bps
Impact on fair value of 10% adverse change (79 bps)	($413.6)
Impact on fair value of 25% adverse change (90 bps)	($649.7)
Residual cash flows discount rate (average annual rate)	12.0%
Impact on fair value of 10% adverse change (13.2%)	($417.4)
Impact on fair value of 25% adverse change (15.0%)	($647.4)

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

The discount rate was determined by assessing the risk related to the asset to account for the present value of the cash flows to be received over the life of the loans. As a result, the retained interest asset is an interest earning asset, with interest income accreted over time at the discount rate and included in Other Income, net. The loss rates were determined by researching existing data on losses obtained from credit rating agencies and analyzed by credit tiers (i.e. credit score ranges) to determine loss rates specific to credit tiers, as opposed to an averaged rate. The Company then compared these rates to those of two major national banks to ensure its loss rates are within a range of what other market participants would estimate. The prepayment speed projects prepayments on a monthly percentage of the original loan balance. All assumptions will be monitored over time and may be updated to reflect actual performance.

7. WAREHOUSE AND OTHER LINES PAYABLE

As of March 31, 2003, the Company had a warehouse line of credit for borrowings of up to $150 million for the interim financing of mortgage loans with GMAC Bank. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million. The Company was in compliance with these covenants during the three months ended and at March 31, 2003. The committed line of credit expires on September 30, 2003.

As of March 31, 2003, the Company had a warehouse line of credit for borrowings of up to $75 million for the interim financing of mortgage loans with Residential Funding Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million. The Company was in compliance with these covenants during the three months ended and at March 31, 2003. The committed line of credit expires on December 31, 2003.

As of March 31, 2003, the Company had an agreement to finance up to $400 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash) or the highest amount required by any other lender or agreement. The Company was in compliance with these covenants during the three months ended and at March 31, 2003. The line expires on March 30, 2004.

In addition, the Company has an uncommitted mortgage loan purchase and sale agreement with Greenwich Capital. Under the terms of this agreement, mortgage loans which are subject to a mandatory sell forward commitment between the Company and an investor, but have not yet been purchased, may be sold to Greenwich Capital with the accompanying trade assignment. This allows the Company to accelerate turnover and provide additional liquidity to fund additional mortgage loans. Revenue derived from sales under this agreement is included as a receivable on the balance sheet (see Note 5). The balance of loans sold related to these receivables was $48.7 million and $192.6 million as of December 31, 2002 and March 31, 2003, respectively.

On June 14, 2002, the Company secured a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to their sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility expires on June 14, 2003. This line includes various financial and non-financial covenants. The Company was in compliance with these covenants during the three months ended and at March 31, 2003.

The following summarizes warehouse and other lines payable at December 31, 2002 and March 31, 2003 (dollars in thousands):

                                                Dec 31,   March 31,
                                                 2002       2003
                                               ---------  ---------
Warehouse lines - GMAC....................... $  68,955  $  96,221
Warehouse lines - Greenwich..................   311,549    141,188
Line of credit - Auto........................     3,143      6,288
                                               ---------  ---------
                                              $ 383,647  $ 243,697
                                               =========  =========

As of March 31, 2003, the warehouse line of credit with Residential Funding Corporation had no balance outstanding.

8. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following summarizes accounts payable, accrued expenses and other current liabilities at December 31, 2002 and March 31, 2003 (dollars in thousands):

                                                Dec 31,   March 31,
                                                 2002       2003
                                               ---------  ---------
Accounts payable............................. $   4,637  $   5,702
Accrued compensation.........................     2,710      3,014
Income tax payable...........................     1,665        684
Other current liabilities....................     1,898      1,194
Reserves.....................................       900      1,571
Interest payable.............................       529        369
                                               ---------  ---------
                                              $  12,339  $  12,534
                                               =========  =========

Included in other current liabilities is an amount related to the fair value of SFAS 133 derivatives of $1.7 and $0.9 million at December 31, 2002 and March 31, 2003, respectively.

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

Loss reserves due to violations of representations and warranties are recorded based on a percentage of current month originations. The Company currently calculates this loss rate exposure based on similar lending portfolios. Once the Company has endured a complete economic cycle, the rate will be determined based on actual losses as a percentage of origination volume on a historical basis. Premium repayment reserves, generated through early loan prepayments, are recorded based on a rate determined by calculating actual prepayments as a percentage of originations on a historical basis applied to current month originations. The following illustrates the changes in the reserve balance for the three months ended March 31, 2003 by product (in thousands):

                           Mortgage   Home Equity    Auto       Total
                          ----------  ----------  ----------  ----------
Balance at 1/1/03....... $      618  $      161  $      121  $      900
   Increase to reserve..        743         201         119       1,063
   Losses incurred......       (285)        (73)        (34)       (392)
                          ----------  ----------  ----------  ----------
Balance at 03/31/03..... $    1,076  $      289  $      206  $    1,571
                          ==========  ==========  ==========  ==========

9. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues (in thousands):

                                               Three Months Ended
                                                    March 31,
                                                 2002       2003
                                               ---------  ---------
Revenues:
   Mortgage.................................. $  12,815  $  23,852
   Interest income on mortgage loans.........     2,991      4,864
   Home equity...............................     2,284      3,939
   Interest income on home equity loans......       237        424
   Auto......................................     2,291      2,655
   Other.....................................       148        255
                                               ---------  ---------
         Total revenues...................... $  20,766  $  35,989
                                               =========  =========

The following table provides the components of other income, net (in thousands):

                                               Three Months Ended
                                                     March 31,
                                                 2002       2003
                                               ---------  ---------
Interest on short-term investments........... $      85  $      31
Interest on retained interest asset..........        --        230
Interest expense on non-warehouse
   facility borrowings.......................      (142)        --
                                               ---------  ---------
                                              $     (57) $     261
                                               =========  =========

10. OPERATING EXPENSES

The following table provides the components of operating expenses (in thousands):

                                               Three Months Ended
                                                     March 31,
                                                 2002       2003
                                               ---------  ---------
Compensation and benefits.................... $   9,222  $  13,486
Processing costs.............................       332        861
Advertising and marketing....................     4,216      7,265
Professional services........................       735      1,219
Occupancy costs..............................       914      1,501
Computer and internet........................       287        348
General and administrative...................     1,431      1,570
Interest expense on warehouse borrowings.....     1,914      2,853
                                               ---------  ---------
         Total operating expenses............ $  19,051  $  29,103
                                               =========  =========

Commissions and bonus compensation comprised 22% and 23% of total compensation and benefits in the three months ended March 31, 2002 and 2003, respectively.

The following table provides detail of the operations component of total operating expenses classified by the following revenue-related categories (in thousands):

                                             Three Months Ended
                                                  March 31,
                                              2002        2003
                                           ----------  ----------
Mortgage ................................ $    5,725  $    8,502
Interest expense on mortgage loans.......      1,637       2,398
Home equity..............................      1,331       3,030
Interest expense on home equity loans....        110         288
Auto.....................................      2,013       2,783
Other....................................         36          --
                                           ----------  ----------
Total operations......................... $   10,852  $   17,001
                                           ==========  ==========

11. COMMITMENTS AND CONTINGENCIES

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

At March 31, 2003, the Company had provided locks to originate loans amounting to approximately $462.2 million (the "locked pipeline"). At March 31, 2003, the Company had entered into non-mandatory forward loan sale agreements amounting to approximately $175.1 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well-established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

At March 31, 2003, the Company had entered into mandatory sell forward commitments amounting to approximately $198.9 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market value of unsold loans. At March 31, 2003, the Company had entered into $190.1 million of commitments with third party investors to deliver loans related to funded loans held-for-sale.

Future Commitments

The Company has future payment commitments for leases and marketing services agreements aggregating $2.1 million and $1.4 million for the years 2003 and 2004, respectively.

12. SUBSEQUENT EVENTS

On April 25, 2003, a warrant to purchase 6,500,000 shares of the Company's common stock, previously issued to Charles Schwab & Co., Inc., expired.

In May 2003, the Company entered into a lease for temporary office space near its headquarters in California. The lease for an additional 49,079 square feet is scheduled to expire on October 22, 2003.

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

OVERVIEW

The Company is a consumer direct lender and debt advisor whose revenues are derived primarily from the gain on sale of mortgage, home equity and auto loans that it underwrites, funds and sells. The Company also earns interest income on loans during the brief time they are held pending sale.

MORTGAGE REVENUES

The Company's mortgage revenues are primarily derived from the origination and sale of self-funded loans. In prior years the Company derived a portion of its mortgage revenues from the brokering of loans. Brokered loans are funded through lending partners and the Company never takes title to the mortgage. Beginning in 2002, the Company no longer brokered mortgage loans. Self-funded loans are funded through the Company's own warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan and origination fees less certain direct origination costs. These revenues are recognized at the time the loan is sold.

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

AUTO REVENUES

The Company funds auto loans using a line of credit and then sells them to either earn a gain on sale or a flat fee, depending on who the loans are sold to. Prime auto loans are sold to a qualified special purpose entity (QSPE) as more fully described below. Sub-prime auto loans are sold to sub-prime auto loan purchasers.

In July 2002, the Company began selling self-funded prime auto loans to a QSPE (see "Critical Accounting Policies"). Revenues from these sales consist of the discounted cash flows net of interest, servicing fees and credit losses. Revenues on prime auto loan sales are recognized when the loan is sold to the QSPE.

The Company's auto revenues on sub-prime loans are derived from the origination and sale of self-funded loans and from the brokering of auto loans. Auto brokerage revenues are comprised of a set origination fee. These revenues are recognized at the time a loan is closed. Self-funded loans are funded through an auto line of credit and sold to auto loan purchasers typically within ten business days. In April 2001, the Company began funding its auto loans prior to sale with borrowings against an auto line of credit. Self-funded loan revenues consist of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is sold.

OTHER REVENUES

The Company generates revenues from fees paid by various partners in exchange for consumer loan applications generated by advertising such partners' products on the Company's website. The current consumer loan programs offered include credit cards and unsecured personal loans. Additionally, the Company earns revenue from its credit report services. Other revenues generated approximately 1% of the total revenues in the three months ended March 31, 2002 and 2003. The Company is an online lender whose revenues are derived primarily from the commissions and fees earned from mortgage, home equity and auto loans that it underwrites, funds and sells on the secondary market.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                            Three Months Ended
                                                                 March 31,
                                                            2002         2003
                                                         -----------  -----------
Revenues ..............................................         100%         100%

Operating expenses:
    Operations.........................................          52%          47%
    Sales and marketing................................          25%          24%
    Technology.........................................           7%           5%
    General and administrative.........................           8%           5%
                                                         -----------  -----------
           Total operating expenses....................          92%          81%
                                                         -----------  -----------
Income from  operations................................           8%          19%
Other income, net......................................          --%           1%
                                                         -----------  -----------
Income before taxes....................................           8%          20%
Income taxes...........................................          --%          -2%
                                                         -----------  -----------
Net income.............................................           8%          18%
                                                         ===========  ===========

Revenues

The following table provides the components of revenue shown as a percentage of total revenues:

                                                 Three Months Ended
                                                     March 31,
                                                 2002       2003
                                               ---------  ---------
Revenues:
   Mortgage..................................        62%       66%
   Interest income on mortgage loans.........        14%       14%
   Home equity...............................        11%       11%
   Interest income on home equity loans......         2%        1%
   Auto......................................        11%        7%
   Other.....................................        -- %        1%
                                               ---------  ---------
         Total revenues......................       100%      100%
                                               =========  =========

Revenues increased $15.2 million to $36.0 million for the three months ended March 31, 2003 from $20.8 million for the three months ended March 31, 2002. A significant portion of these increases resulted from growth in the dollar volume of mortgage and home equity loans closed and sold, as well as an increase in mortgage revenue earned per loan. Mortgage revenues increased $11.1 million to $23.9 million for the three months ended March 31, 2003 from $12.8 million for the three months ended March 31, 2002. Prime refinance mortgages accounted for 83% and 71% of mortgage closed loan volume and 85% and 73% of mortgage revenue in the three months ended March 31, 2002 and 2003, respectively. The Company expects refinance activity to decline in the second half of 2003 and that growth in purchase and non-prime mortgages will help offset the decline in refinance volume. The Company expects mortgage revenue (excluding interest income) in 2003 to exceed 2002 levels. Home equity revenues increased $1.6 million to $3.9 million for the three months ended March 31, 2003 from $2.3 million for the three months ended March 31, 2002. The Company expects that home equity revenues will grow throughout 2003 as volumes increase. Revenues also increased due to an increase in interest income earned on mortgage and home equity loans. Auto revenues increased $0.4 million to $2.7 million for the three months ended March 31, 2003 from $2.3 million for the three months ended March 31, 2002. The increase in auto revenues from the three months ended March 31, 2002 to the three months ended March 31, 2003 is largely a result of the new QSPE structure introduced in June 2002 that improved our ability to offer competitive rates to consumers which increased prime auto loan volume. The decrease in auto revenue per loan is attributable to a shift to predominantly prime business. The Company anticipates continued pressure from incentive financing rates coupled with reduced sub-prime volume due to the loss of Americredit, the Company's largest sub-prime auto loan purchaser, will result in relatively flat 2003 auto revenues as compared to 2002.

The following table summarizes dollar volume of loans closed and sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                                            Three Months Ended
                                                 March 31,
                                              2002        2003
                                           ----------  ----------
Mortgage
$ Volume................................. $  916,802  $1,110,008
Revenue.................................. $   12,815  $   23,852
BPS......................................        140         215

Home Equity
$ Volume................................. $   97,648  $  167,789
Revenue.................................. $    2,284  $    3,939
BPS......................................        234         235

Auto
$ Volume................................. $  140,464  $  168,106
Revenue.................................. $    2,291  $    2,655
BPS......................................        163         158

The following table illustrates the percentages of the Company's mortgage closed loan volume from purchase and refinance loans as compared to the total market (according to Mortgage Bankers Association of America) through 2003. The Mortgage Bankers Association of America data for the first quarter of 2003 below represents its estimate as of April 8, 2003:

                             2000        2001        2002       Q1 03
                          ----------  ----------  ----------  ----------
E-LOAN Mortgage*
     Purchase                61%         16%         21%         25%
     Refinance               39%         84%         79%         75%

Total Market*
     Purchase                81%         43%         41%         29%
     Refinance               19%         57%         59%         71%

* Excludes home equity and auto loan volume

Operating Expenses

Total Operating Expenses. Total operating expenses increased $10.0 million to $29.1 million for the three months ended March 31, 2003 from $19.1 million for the three months ended March 31, 2002. The increase was primarily due to increases in processing costs and interest expense on warehouse borrowings, due to higher volumes, as well as increases in compensation and benefits due to growth in headcount. Total operating expenses also increased due to additional advertising and marketing spend.

Operations.Operations expense is comprised of both fixed and variable expenses, including employee compensation and expenses associated with the production and sale of loans and interest expense paid by the Company under the warehouse and line of credit facilities it uses to fund mortgage, home equity and auto loans held-for-sale.

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                            Three Months Ended
                                                  March 31,
                                              2002        2003
                                           ----------  ----------
Mortgage ................................ $    5,725  $    8,502
Interest expense on mortgage loans.......      1,637       2,398
Home equity..............................      1,331       3,030
Interest expense on home equity loans....        110         288
Auto.....................................      2,013       2,783
Other....................................         36          --
                                           ----------  ----------
Total operations......................... $   10,852  $   17,001
                                           ==========  ==========

Operations expense increased $6.1 million to $17.0 million for the three months ended March 31, 2003 from $10.9 million for the three months ended March 31, 2002. Operations expense decreased as a percentage of revenue from 52% to 47% for the three months ended March 31, 2002 and 2003, respectively. The increase in absolute dollars is primarily due to increases in mortgage, home equity and auto operations expenses, due to higher volumes. In the quarter, auto operations expense included a one-time expense of approximately $0.3 million related to the transition of auto operations from Florida to California. The Company expects to incur a total of approximately $1.3 million, the remainder of which will be incurred in the second quarter of 2003.

Direct Margin. Direct margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (dollars in thousands):

                                             Three Months Ended
                                                  March 31,
                                              2002        2003
                                           ----------  ----------
Mortgage................................. $    7,090  $   15,350
Mortgage interest margin.................      1,354       2,466
Home equity..............................        953         909
Home equity interest margin..............        127         136
Auto.....................................        278        (128)
Other....................................        112         255
                                           ----------  ----------
Total direct margin...................... $    9,914  $   18,988
                                           ==========  ==========

Direct margin increased $9.1 million to $19.0 million for the three months ended March 31, 2003 from $9.9 million for the three months ended March 31, 2002. The growth in direct margin is due largely to the contribution from mortgage volume coupled with technology and process improvements. Additionally, the increase in direct margin is due to the positive spread of interest income over interest expense. The Company anticipates that mortgage revenue per loan and the spread of interest income over interest expense will decline throughout 2003, as the overall level of refinance activity declines and competitive pricing pressure increases. Auto direct margin turned negative in the first quarter of 2003 due to the one-time expense of approximately $0.3 million related to the transition of auto operations from Florida to California, coupled with the industry's continued use of low interest rate financing incentives.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses (excluding non-cash marketing costs) related to advertising, promotion and distribution partnerships and employee compensation and other expenses related to personnel. Sales and marketing expense increased $3.4 million to $8.5 million for the three months ended March 31, 2003 from $5.1 million for the three months ended March 31, 2002. Sales and marketing expense decreased as a percentage of revenue from 25% to 24% for the three months ended March 31, 2002 and 2003, respectively. Sales and marketing expenses are expected to increase to approximately 28% of total revenues in the second quarter of 2003, returning to prior levels by year end.

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense increased $0.3 million to $1.7 million for the three months ended March 31, 2003 from $1.4 million for the three months ended March 31, 2002. Technology expense decreased as a percentage of revenue from 7% to 5% for the three months ended March 31, 2002 and 2003, respectively. The Company expects technology expense to moderately increase in absolute dollars in the upcoming quarters.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense increased $0.3 million to $1.9 million for the three months ended March 31, 2003 from $1.6 million for the three months ended March 31, 2002. General and administrative expense decreased as a percentage of revenue from 8% to 5% for the three months ended March 31, 2002 and 2003, respectively. General and administrative expenses are expected to stay relatively constant in the upcoming quarters.

Other Income, net. Other income, net, increased $0.3 million to $0.2 million for the three months ended March 31, 2003 from income of ($0.1) million for the three months ended March 31, 2002. The increase is primarily attributable to the interest income generated from the retained interest asset.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 2 to the consolidated financial statements). The Company believes that of its significant accounting policies (see Note 3 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

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

The Company is a party to rate lock commitments to fund loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. When the borrower locks their interest rate, the Company effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for the specified time period. Under SFAS 133 interest rate locks are derivatives. The Company is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Company utilizes either a best efforts sell forward commitment or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Both best efforts and mandatory sell forward sale commitments are derivatives under SFAS 133. Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory forward sale commitments are recorded as unrealized gains and losses and are included in the statement of operations in mortgage revenue. Once the loan is funded the Company hedges changes in the fair value of the loan, if not previously hedged at time of lock through use of a best efforts sell forward agreement, by entering into a forward delivery commitment at a specified price.

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The Company designates forward delivery commitments, where the company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all non-mandatory forward sale agreements as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a non-mandatory forward sale agreement has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to non-mandatory forward sale agreements or delivery commitments during the three months ended March 31, 2003.

Capitalized software. In 1999, the Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that the Company expense computer software costs as they are incurred in the preliminary project stage. Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are generally amortized over one to three years on a straight-line basis. As of March 31, 2003, the Company had capitalized approximately $5.6 million in internally developed software costs of which $2.8 million had been amortized.

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

Deferred Tax Asset. The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced. Due to the uncertainty surrounding the realization of favorable attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets at March 31, 2003. The Company did not set up a valuation allowance against the state deferred tax asset that arose in 2002 because it is expected to be fully realized in 2003. The provision for income tax expense represents taxes payable for the current period, plus the net change in deferred tax assets and liabilities.

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

Net cash provided by operating activities was $60.6 million and $139.5 million for the three months ended March 31, 2002 and 2003, respectively. Net cash provided by operating activities during the three months ended March 31, 2002 and 2003 was primarily due to the cash provided from the decrease in loans held-for-sale plus net income. The decrease in loans held-for-sale as of March 31, 2002 and 2003 is due to the amount of loan sales in the quarter exceeding the amount of loans funded. A funded loan remains held-for-sale until it is sold. During the first quarter of 2003, the Company sold substantially all of the loans included in the loan balance at December 31, 2002, as well as substantially all of the loans funded during the first quarter of 2003. This had a positive impact on revenue in the current quarter as we recognize revenue on self-funded loans at time of sale.

Net cash used in investing activities was $0.9 million and $2.2 million for the three months ended March 31, 2002 and 2003, respectively. Net cash used in investing activities was primarily for the purchase of software, furniture, equipment and leasehold improvements.

Net cash used in financing activities was $64.3 million and $139.6 million for the three months ended March 31, 2002 and 2003, respectively. Net cash used in financing activities during the three months ended March 31, 2002 and 2003 was primarily from net repayments on the Company's warehouse lines of credit and other credit facilities.

The Company has a warehouse line of credit for borrowings of up to $150 million for the interim financing of mortgage loans with GMAC Bank. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on September 30, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million in addition to the requirement that the Company maintain at least one other warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement during the three months ended and at March 31, 2003.

The Company has a warehouse line of credit for borrowings of up to $75 million for the interim financing of mortgage loans with Residential Funding Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on December 31, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million in addition to the requirement that the Company maintain at least one other warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement during the three months ended and at March 31, 2003.

The Company has an agreement to finance up to $400 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. The line requires the restriction of $2.5 million in cash as additional collateral. The line expires March 30, 2004. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash) or the highest amount required by any other lender or agreement. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $50 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all debt covenants for this agreement during the three months ended and at March 31, 2003.

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

On June 14, 2002, the Company secured a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to the sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility expires on June 14, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. The Company was in compliance with all debt covenants for this agreement during the three months ended and at March 31, 2003.

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

The Company believes that its existing cash and cash equivalents as of March 31, 2003 will be sufficient to fund its operating activities, capital expenditures and other obligations for the next twelve months. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations, or in raising additional funds when required in sufficient amounts and on terms acceptable to the Company, it could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then- current stockholders would be reduced.

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

While We Achieved Our First Profitable Year During Fiscal 2002, We Have a History of Losses, and We May Not Be Able to Maintain Profitability

While we achieved our first profitable year during 2002, as of March 31, 2003, we have an accumulated deficit of $199.9 million. Because we expect our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

Our Ability to Engage in Profitable Secondary Sales of Loans May Also Be Adversely Affected by Increases in Interest Rates

The mortgage loan purchase commitments we obtain are contingent upon our delivery of the relevant loans to the purchasers within specified periods. To the extent that we are unable to deliver the loans within the specified periods and interest rates increase during those periods, we may experience no gain or even a loss on the sale of these loans. In addition, any increase in interest rates will increase the cost of maintaining our warehouse and repurchase lines of credit on which we depend to fund the loans we originate. The interest direct margin earned on loans held-for-sale significantly benefited from the spread between long-term and short-term interest rates starting in 2001 and continuing through the first quarter of 2003. Based on historical trends, we would not expect the same level of benefit from interest rate spreads in a normal market. We have implemented a hedging program to manage the risk of loss due to fluctuations in interest rates, but our hedging efforts may not be successful, and no hedging strategy can completely eliminate interest rate risk. A sharp decrease in interest rates over a short period may cause customers who have interest rates on mortgages committed through us to either delay closing their loans or refinance with another lender. If this occurs in significant numbers, it may have an adverse effect on our business or quarterly results of operations.

Our Hedging Strategy May Not Succeed in Reducing Our Exposure to Losses Caused by Fluctuations in Interest Rates

We attempt to manage our interest rate risk exposure through hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans we expect to fund. An effective hedging strategy is complex, and we have limited experience administering a hedging program. A successful hedging program depends in part on our ability to properly estimate the number of loans that will actually close and is subject to fluctuations in the prices of mortgage-backed securities, which do not necessarily move in tandem with the prices of loans we originate and close. To the extent that we implement a hedging strategy but are unable to effectively match our purchases and sales of mortgage-backed securities with the sale of the closed loans we have originated, our gains on sales of mortgage loans will be reduced, or we will experience a net loss on those sales. In addition, we currently do not hedge the interest rate exposure related to our auto loan approvals. Approved auto loan applicants are provided a guaranteed rate for up to a 45 day period. Based upon a variety of factors, we determined that the cost to hedge the potential interest rate risk was not proportional to the benefit derived. In the event we experience dramatic increases in short term (generally two year term) interest rates, it is possible that we could experience a net loss on those loan approvals.

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

We Have Recently Experienced Significant Growth in Our Business, and If We Are Unable to Manage this Growth, Our Business Will Be Adversely Affected

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At March 31, 2002 and 2003, we had 516 and 755 full-time employees, respectively.

Our Future Success is Dependent Upon Increased Acceptance of the Internet by Consumers and Lenders as a Medium for Lending

Our success will depend in large part on widespread consumer acceptance of obtaining mortgage and auto loans online. Increased consumer use of the Internet to provide for their lending needs is subject to uncertainty. The development of an online market for mortgage and auto loans has only recently begun, is rapidly evolving and likely will be characterized by an increasing number of market entrants. If consumer acceptance of the Internet as a source for mortgage, home equity and auto loans does not increase, our business, results of operations and financial condition will be adversely affected. A number of factors may inhibit Internet usage by consumers, including privacy and security concerns regarding their personal information. The adoption of online lending requires the acceptance of a new way of conducting business, exchanging information and applying for credit by consumers that have historically relied upon traditional lending methods. As a result, we cannot be sure that we will be able to compete effectively with traditional borrowing and lending methods.

The Loss of Our Marketing Agreements Could Adversely Affect Our Business

We rely on Internet marketing agreements with other companies to direct a significant number of prospective customers to our website. In the aggregate, approximately 47%, 24% and 67% of our mortgage, home equity and auto loan applications, respectively, were derived from the websites of our online marketing agreements during the three months ended March 31, 2003. Our marketing agreements are typically short-term, less than one year in length, and most can be terminated for any reason upon 30 to 60 days prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If a number of our significant marketing agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business could be adversely affected.

The Termination of One or More of Our Mortgage Funding Sources Would Adversely Affect Our Business

We depend on GMAC Bank, formerly GE Capital Mortgage Services, Inc. ("GMAC Bank"), Greenwich Capital Financial Products, Inc. ("Greenwich Capital") and Residential Funding Corporation to finance our self-funded mortgage loan activities through the warehouse credit facilities they provide. If any of these warehouse credit facilities becomes unavailable, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants on any of our lines could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. In the past, we have had to obtain waivers from our warehouse lenders as a result of our failure to comply with covenants regarding the issuance of capital stock, excess asset purchases and the breach of financial ratios. Our agreement with Greenwich Capital expires in March 2004, our agreement with GMAC Bank expires in September 2003 and our agreement with Residential Funding Corporation expires on December 31, 2003. Upon expiration of these agreements management believes it will either renew its existing warehouse credit facilities or obtain sufficient additional credit facilities. However, we cannot assure you that these agreements will be renewed or extended past their current expiration dates, and additional sources of funding for our mortgage loans may not be available on favorable terms or at all.

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

The Company's management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been named as a defendant in five related lawsuits filed in the Federal District Court for the Southern District of New York between August 10, 2001 and September 25, 2001. The lawsuits purport to be class actions filed on behalf of the plaintiffs and others similarly situated. They name as defendants the Company, Christian Larsen, Janina Pawlowski, Frank Siskowski, The Goldman Sachs Group, Inc., FleetBoston Robertson Stephens, Inc., Merrill Lynch Pierce Fenner & Smith, Inc., Credit Suisse First Boston Corp. and J.P. Morgan Chase & Co., some of which were involved in our initial public offering. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of our initial public offering violated Section 12(a) of the Securities Act of 1933 by receiving excessive and undisclosed commissions and fees, and by entering into unlawful private agreements with brokers' customers, and that all defendants violated Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 under the Securities Exchange Act of 1934 by making material false and misleading statements in our initial public offering prospectus concerning brokers' commissions and private agreements with brokers' customers. The plaintiffs in each action seek to recover damages on behalf of all those who purchased or otherwise acquired the Company's securities during the respective class period. We have been served with two of the complaints and have entered into a stipulation with plaintiffs' counsel for an extension of time to respond to the complaint. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. In July 2002, the Company and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to the Company on February 19, 2003. On October 9, 2002, the Company's individual defendants were dismissed, without prejudice, from the lawsuit, pursuant to a stipulated agreement with the plaintiffs. We intend to vigorously defend these lawsuits. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

3.1	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999 (1)
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated February 15, 2001 (2)
3.3	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001 (2)
10.1	Twelfth Modification Agreement and Agreement for E-Services with GMAC Bank dated February 21, 2003
10.2	Master Mortgage Loan Purchase and Interim Servicing Agreement with Greenwich Capital Financial Products, Inc. dated February 1, 2003
10.3	Seller's Purchase, Warranties and Interim Servicing Agreement with DLJ Mortgage Capital, Inc. dated April 1, 2003
10.4	Intentionally omitted
10.5	Indemnification Agreement with Geoff Halverson dated April 14, 2003
10.6	Thirteenth Modification Agreement with GMAC Bank dated May 6, 2003
10.7	Notice of Lease Termination Letter to Southpark Corporate Center, L.L.C. dated November 27, 2002
10.8	Metro Square Office Lease with Southpark Corporate Center, L.L.C. dated February 4, 2000
10.9	First Amendment to Lease with Southpark Corporate Center, L.L.C. dated February 11, 2003
10.10	Auto Loan Alliance Program Agreement (Direct Loans) with Household Automotive Credit Corporation dated January 17, 2003 (3) +
10.11	Amendment Number Four to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 12, 2003 (3)
10.12	Warehouse Credit and Security Agreement with Residential Funding Corporation dated March 7, 2003 (3)
10.13	Promissory Note with Residential Funding Corporation dated March 7, 2003 (3)
10.14	Amendment Number Five to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 31, 2003 (3)
10.15	Promissory Note with Greenwich Capital Financial Products, Inc. dated March 31, 2003 (3)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, filed on August 14, 2000.

(2) Incorporated by reference to Exhibit 3.2 of the Company's Amendment to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed on April 23, 2001.

(3) Incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 31, 2003.

*Confidential Treatment Requested

(b)    Reports on Form 8-K

The Company filed one report on Form 8-K during the three months ended March 31, 2003 on January 23, 2003 for the purpose of reporting under Item 5 thereof the results of its fourth quarter financial results.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

Dated: May 15, 2003

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003

/s/ Matthew Roberts
Matthew Roberts
Chief Financial Officer

EXHIBITS
10.1	Twelfth Modification Agreement and Agreement for E-Services with GMAC Bank dated February 21, 2003
10.2	Master Mortgage Loan Purchase and Interim Servicing Agreement with Greenwich Capital Financial Products, Inc. dated February 1, 2003
10.3	Seller's Purchase, Warranties and Interim Servicing Agreement with DLJ Mortgage Capital, Inc. dated April 1, 2003
10.4	Intentionally omitted
10.5	Indemnification Agreement with Geoff Halverson dated April 14, 2003
10.6	Thirteenth Modification Agreement with GMAC Bank dated May 6, 2003
10.7	Notice of Lease Termination Letter to Southpark Corporate Center, L.L.C. dated November 27, 2002
10.8	Metro Square Office Lease with Southpark Corporate Center, L.L.C. dated February 4, 2000
10.9	First Amendment to Lease with Southpark Corporate Center, L.L.C. dated February 11, 2003
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002