Form 10-Q
period 2003-06-30
E LOAN INC
filed 2003-08-13
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒

    As of July 31, 2003, 60,297,504 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

E-LOAN, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED June 30, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (unaudited):

Balance Sheets as of December 31, 2002 and June 30, 2003	**

Statements of Operations for the three and six months ended June 30, 2002 and 2003	**

Statements of Cash Flows for the six months ended June 30, 2002 and 2003	**

Notes to Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
BALANCE SHEETS
(IN THOUSANDS)

                                                                                December 31,  June 30,
                                                                                   2002         2003
                                                                                -----------  -----------
                                                                                             (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents (includes $2,500 of restricted cash)............ $    36,321  $    43,880
    Loans held-for-sale.......................................................     393,386      301,192
    Accounts receivable, prepaids and other current assets....................      10,779       24,658
                                                                                -----------  -----------
          Total current assets................................................     440,486      369,730
Fixed assets, net.............................................................       6,262        8,576
Retained interests in auto loans - trading....................................       3,969        8,999
Deposits......................................................................       1,319           22
                                                                               $-----------  -----------
           Total assets.......................................................     452,036  $   387,327
                                                                                ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:                                                           $
    Warehouse and other lines payable.........................................     383,647  $   293,491
    Accounts payable, accrued expenses and other current liabilities..........      12,339       17,803
    Capital lease obligation, current portion.................................          10           --
    Notes payable, current portion............................................          --        4,150
                                                                                -----------  -----------
           Total current liabilities..........................................     395,996      315,444
                                                                                -----------  -----------
           Total liabilities..................................................     395,996      315,444
                                                                                -----------  -----------
Commitments and contingencies (Note 12):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2002 and June 30, 2003; 0 shares issued and
      outstanding at December 31, 2002 and June 30, 2003......................          --           --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2002 and June 30, 2003; 59,420,446 and
      60,831,372 shares issued and outstanding at December 31, 2002
      and June 30, 2003.......................................................          59           61
Additional paid-in capital....................................................     262,194      263,627
Accumulated deficit...........................................................    (206,213)    (191,805)
                                                                                -----------  -----------
           Total stockholders' equity.........................................      56,040       71,883
                                                                                -----------  -----------
           Total liabilities and stockholders' equity......................... $   452,036  $   387,327
                                                                                ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                            Three Months Ended        Six Months Ended
                                                                 June 30,                  June 30,
                                                            2002         2003         2002         2003
                                                         -----------  -----------  -----------  -----------
Revenues (Note 10)..................................... $    20,986  $    45,883  $    41,752  $    81,872

Operating expenses:
    Operations (Note 11)...............................      11,327       20,521       22,179       37,524
    Sales and marketing................................       6,138       11,433       11,275       19,925
    Technology.........................................       1,240        2,294        2,669        3,980
    General and administrative.........................       1,347        2,807        2,980        4,730
                                                         -----------  -----------  -----------  -----------
           Total operating expenses....................      20,052       37,055       39,103       66,159
                                                         -----------  -----------  -----------  -----------
Income from operations.................................         934        8,828        2,649       15,713
Other income, net......................................          39          286          (18)         548
                                                         -----------  -----------  -----------  -----------
Income before taxes....................................         973        9,114        2,631       16,261
Income taxes...........................................         (29)      (1,038)         (83)      (1,853)
                                                         -----------  -----------  -----------  -----------
Net income............................................. $       944  $     8,076  $     2,548  $    14,408
                                                         ===========  ===========  ===========  ===========

Net income per share:
    Basic.............................................. $      0.02  $      0.13  $      0.05  $      0.24
                                                         ===========  ===========  ===========  ===========
    Diluted............................................ $      0.02  $      0.12  $      0.04  $      0.22
                                                         ===========  ===========  ===========  ===========

    Weighted-average shares - basic....................      58,084       60,177       56,057       59,888
                                                         ===========  ===========  ===========  ===========
    Weighted-average shares - diluted..................      59,903       66,708       60,165       65,302
                                                         ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                     Six Months Ended
                                                                          June 30,
                                                                    2002         2003
                                                                 -----------  -----------
Cash flows from operating activities:
   Net income.................................................. $     2,548  $    14,408
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization of fixed assets.............       1,943        2,370
     Changes in operating assets and liabilities:
       Loans held-for-sale.....................................      73,878       92,194
       Retained interests in auto loans - trading..............          --       (5,030)
       Accounts receivable, prepaids and deposits..............      (8,066)     (12,582)
       Accounts payable, accrued expenses and
         other payables........................................        (621)       5,465
                                                                 -----------  -----------
         Net cash provided by operating activities.............      69,682       96,825
                                                                 -----------  -----------
Cash flows from investing activities:
   Acquisition of fixed assets.................................      (1,711)      (4,684)
                                                                 -----------  -----------
         Net cash used in investing activities                       (1,711)      (4,684)
                                                                 -----------  -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................          36        1,434
   Proceeds from notes payable.................................          --        4,150
   Proceeds from warehouse and other lines payable.............   2,047,234    2,565,628
   Repayments of warehouse and other lines payable.............  (2,117,899)  (2,655,784)
   Payments on obligations under capital leases, net...........        (145)         (10)
                                                                 -----------  -----------
         Net cash used in financing activities.................     (70,774)     (84,582)
                                                                 -----------  -----------
Net (decrease)/increase in cash................................      (2,803)       7,559
Cash and cash equivalents, beginning of period.................      32,538       36,321
                                                                 -----------  -----------
Cash and cash equivalents, end of period....................... $    29,735  $    43,880
                                                                 ===========  ===========
Supplemental cash flow information:
   Cash paid for interest...................................... $     3,463  $     5,206
                                                                 ===========  ===========
Non-cash financing activities:
   Conversion of convertible debt into common stock............ $     5,000  $        --
                                                                 ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. THE COMPANY

E-LOAN, Inc. (the "Company") was incorporated on August 26, 1996 and began marketing its services in June 1997. The Company is a consumer direct lender and debt advisor, providing borrowers with home purchase and refinance mortgage loans, home equity loans and home equity lines of credit and auto loans. The Company operates as a single operating segment.

2. BASIS OF PRESENTATION

Interim Financial Information (unaudited)

The accompanying financial statements as of June 30, 2002 and 2003 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 2002 and 2003. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 2002. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the expected results for the year ending December 31, 2003.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase, to be cash equivalents. Both cash equivalents and short term investments are considered available-for-sale securities and are carried at amortized cost, which approximates fair value. As more fully described in Note 8, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash) or the highest amount required by any other lender or agreement. The following summarizes cash and cash equivalents at December 31, 2002 and June 30, 2003 (dollars in thousands):

                                                 December 31,  June 30,
                                                    2002         2003
                                                 -----------  -----------
Cash........................................... $    33,821  $    41,380
Restricted cash................................       2,500        2,500
                                                 -----------  -----------
                                                $    36,321  $    43,880
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

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The Company designates forward delivery commitments, where the company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all non-mandatory forward sale agreements as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a non-mandatory forward sale agreement has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to non-mandatory forward sale agreements or delivery commitments during the three and six months ended June 30, 2003. The effect on the Company's income statement from applying SFAS 133 was a $2.4 million loss and a $7.4 million loss, included in mortgage revenues for the three and six months ended June 30, 2003, respectively.

Sale of auto loans to qualified special purpose entity

On June 17, 2002, the Company entered into an arrangement to sell auto loan receivables to a qualified special purpose entity ("QSPE"), E-Loan Auto Fund One, LLC ("E-Loan Auto"). These transactions involve the Company surrendering control over these assets to assure that the sold assets have been isolated from the Company and its creditors. As E-Loan Auto has met the appropriate tests to be considered a QSPE, the assets and liabilities of E-Loan Auto are not consolidated in the financial statements of the Company. E-Loan Auto has obtained a secured borrowing facility from Merrill Lynch Bank USA to finance all purchases of loans from the Company. The Company recognizes a gain on the sale of auto loan receivables to E-Loan Auto in the period the sale occurs, which represents the difference between the sale proceeds to the Company and the Company's net carrying value of the receivables. Included in the proceeds received by the Company from the sale of loans is a beneficial interest related to loans owned by the QSPE, which is reflected on the Company's balance sheet as a retained interest asset. These retained interest assets are recorded on the balance sheet at fair value as trading assets, and are marked to market at each subsequent reporting period. In order to determine the fair value management estimates future excess cash flows to be received by the Company over the life of the loans. The Company makes various assumptions in order to determine the fair value of the estimated future excess cash flows to be generated by the auto loans sold to the QSPE. The most significant assumptions are the cumulative credit losses to be incurred on the pool of auto loan receivables sold, prepayment rates of the auto loans and the rate at which the estimated future excess cash flows are discounted. The assumptions used represent the Company's best estimates, and the use of different assumptions could produce different financial results. The Company will continue to monitor and may update its assumptions over time.

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

                                                   Three Months Ended        Six Months Ended
                                                          June 30,                  June 30,
                                                    2002         2003         2002         2003
                                                 -----------  -----------  -----------  -----------
                                                     (In Thousands)            (In Thousands)
  Numerator:
    Net income................................. $       944  $     8,076  $     2,548  $    14,408
    Interest expense from convertible note.....           3           --          152           --
                                                 -----------  -----------  -----------  -----------
    Net income assuming dilution............... $       947  $     8,076  $     2,700  $    14,408
                                                 ===========  ===========  ===========  ===========
  Denominator:
    Weighted average shares, basic.............      58,084       60,177       56,057       59,888
    Effect of potentially dilutive securities:
      Convertible note.........................         839           --        2,778           --
      Warrants.................................          37          767           60          669
      Employee Stock Option Plan...............         943        5,764        1,270        4,745
                                                 -----------  -----------  -----------  -----------
    Weighted average number of shares
      assuming dilution........................      59,903       66,708       60,165       65,302
                                                 ===========  ===========  ===========  ===========

  Diluted net income per share................. $      0.02  $      0.12  $      0.04  $      0.22
                                                 ===========  ===========  ===========  ===========

Recent Accounting Pronouncements

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34)". This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation will have no effect on the Company's financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities -- an interpretation of ARB No. 51" ("FIN 46"). The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. FIN 46 states that a business enterprise with a controlling financial interest in a variable interest entity should include the assets, liabilities, and results of the activities of the variable interest entity in consolidated financial statements with those of the business enterprise. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation will have no effect on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that contracts with comparable characteristics be accounted for consistently as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement will have no effect on the Company's financial statements.

4. LOANS HELD-FOR-SALE

The inventory of mortgage and home equity loans consists primarily of first and second trust deed mortgage loans and home equity lines of credit on residential properties located throughout the United States. All mortgage and home equity loans held-for-sale are pledged as collateral for borrowings at December 31, 2002 and June 30, 2003 (see Note 8).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. All of the auto loans held-for-sale are pledged as collateral for borrowings at December 31, 2002 and June 30, 2003 (see Note 8). The following summarizes loans held-for-sale at December 31, 2002 and June 30, 2003 (dollars in thousands):

                                           Dec 31,   June 30,
                                            2002       2003
                                          ---------  ---------
Mortgage................................ $ 370,854  $ 268,031
Home equity.............................    17,851     24,882
Auto....................................     4,048      7,745
Net deferred origination revenue........       633        534
                                          ---------  ---------
                                         $ 393,386  $ 301,192
                                          =========  =========

Included in loans held-for-sale is a SFAS 133 fair value adjustment amount of $2.0 million and $0.2 million at December 31, 2002 and June 30, 2003, respectively. The SFAS 133 amount represents the change in fair value from rate lock commitment date to funding of those loans held-for-sale. The total fair value of loans held-for-sale, including the expected embedded gain on those loans, is $401.7 and $310.0 million at December 31, 2002 and June 30, 2003, respectively.

5. ACCOUNTS RECEIVABLE, PREPAIDS AND OTHER CURRENT ASSETS

The following summarizes accounts receivable, prepaids and other current assets at December 31, 2002 and June 30, 2003 (dollars in thousands):

                                           Dec 31,   June 30,
                                            2002       2003
                                          ---------  ---------
Prepaids................................ $   3,511  $   3,601
Accounts receivable.....................     4,152     17,643
Interest receivable.....................     1,432      1,158
SFAS 133................................       956      1,476
Deferred tax asset......................       728        728
Deposits................................        --         52
                                          ---------  ---------
                                         $  10,779  $  24,658
                                          =========  =========

Included in prepaids at December 31, 2002 and June 30, 2003 are prepayments for sales and marketing in the amounts of $0.6 and $1.8 million, respectively. Included in accounts receivable is the receivable due to the Company from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $1.9 million and $12.9 million at December 31, 2002 and June 30, 2003, respectively (see Note 8). SFAS 133 is related to the fair value of derivatives at December 31, 2002 and June 30, 2003.

6. RETAINED INTERESTS IN AUTO LOANS

In June 2002, the Company created a qualified special purpose entity, E-Loan Auto Fund One, LLC ("E-Loan Auto"), which purchases prime auto loans from the Company and then holds the loans. For the three and six months ended June 30, 2003, the Company sold $115.1 million and $238.6 million in auto loans to E-Loan Auto and recognized $1.7 million and $3.4 million in related non-cash gain on sale. In exchange for the loans sold, the Company received cash of $114.5 million and $237.4 million from E-Loan Auto and a retained interest valued at $2.3 million and $4.6 million in the loans sold to E-Loan Auto. From inception through June 30, 2003, the Company has sold $412.0 million in auto loans to E-Loan Auto and recognized $6.5 million in related non-cash gain on sale. For the three months ended June 30, 2003, the average loan characteristics on auto loans sold to E-Loan Auto were $19,096 loan size, 731 credit score, 17% new versus used car, and an average APR of 5.11%. The retained interest represents the Company's portion of the present value of the expected excess cash flows over the life of the loans, remaining after payment of interest, servicing fees and credit losses. Included in the retained interest is a contributed basis in the loans sold to E-Loan Auto of 0.5%. The contributed basis is the difference between the loan amount and the cash sale proceeds received from E-Loan Auto of 99.5% (of the unpaid principal balance), which represents over collateralization in those loans. Cash flows are to be distributed by E-Loan Auto in the following manner: first to the hedge counterparty, second to the servicer, custodian and administrator, third to the lender for interest expense, fourth to the lender for principal payments, fifth to the Company and the lender any remaining cash flows, to be split 85% and 15%, respectively, up to $600 million in originations. After $600 million in originations, all remaining cash flows will be paid directly to the Company. The servicing fee is passed through to a sub-servicer of the Company, and as such the Company does not capitalize a servicing asset for the loans sold to E-Loan Auto, since the cost to sub-service equals the servicing fee.

The following table provides a summary of activity in the retained interests in auto loans:

Beginning Balance 01/01/03	$ 3,969
Contributed basis in loans sold to E-Loan Auto	1,193
Non-cash gain on sale	3,389
Accretion of present value discount	448
Ending Balance 06/30/03	$ 8,999

At June 30, 2003, key valuation assumptions used to value the retained interests and the sensitivity of those assumptions to immediate 10% and 25% adverse changes in those assumptions are as follows:
June 30, 2003 (dollars in thousands)
Balance sheet carrying value of retained interests - fair value	$8,999
Weighted-average life (in months)	52.6
Prepayment speed assumptions (ABS)	1.2
Impact on fair value of 10% adverse change (1.32)	($781)
Impact on fair value of 25% adverse change (1.50)	($1,064)
Expected credit losses (life of loan loss rate)	72 bps
Impact on fair value of 10% adverse change (79 bps)	($790)
Impact on fair value of 25% adverse change (90 bps)	($1,089)
Residual cash flows discount rate (average annual rate)	12.0%
Impact on fair value of 10% adverse change (13.2%)	($780)
Impact on fair value of 25% adverse change (15.0%)	($1,051)

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

7. NOTES PAYABLE

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, National Association to support working capital needs. The interest rate charged on borrowings against these funds is based on LIBOR plus 2% and is payable monthly. The line of credit expires on June 30, 2004.

8. WAREHOUSE AND OTHER LINES PAYABLE

As of June 30, 2003, the Company had a warehouse line of credit for borrowings of up to $175 million for the interim financing of mortgage loans with GMAC Bank. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million. The Company was in compliance with these covenants during the three and six months ended and at June 30, 2003. The committed line of credit expires on September 30, 2003.

As of June 30, 2003, the Company had a warehouse line of credit for borrowings of up to $75 million for the interim financing of mortgage loans with Residential Funding Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million. The Company was not in compliance with its current ratio covenant for the months ended April 30 and May 31, 2003 and subsequently obtained a waiver from the lender. The Company was in compliance with all covenants as of June 30, 2003. The committed line of credit expires on December 31, 2003.

As of June 30, 2003, the Company had an agreement to finance up to $475 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash) or the highest amount required by any other lender or agreement. The Company was in compliance with these covenants during the three and six months ended and at June 30, 2003. The line expires on March 30, 2004.

In addition, the Company has an uncommitted mortgage loan purchase and sale agreement with Greenwich Capital. Under the terms of this agreement, mortgage loans which are subject to a mandatory sell forward commitment between the Company and an investor, but have not yet been purchased, may be sold to Greenwich Capital with the accompanying trade assignment. This allows the Company to accelerate turnover and provide additional liquidity to fund additional mortgage loans. Revenue derived from sales under this agreement is included as a receivable on the balance sheet (see Note 5). The balance of loans sold related to these receivables was $48.7 million and $289.2 million as of December 31, 2002 and June 30, 2003, respectively.

As of June 30, 2003, the Company had a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to their sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility expires on July 13, 2004. This line includes various financial and non-financial covenants. The Company was in compliance with these covenants during the three and six months ended and at June 30, 2003.

The following summarizes warehouse and other lines payable at December 31, 2002 and June 30, 2003 (dollars in thousands):

                                           Dec 31,   June 30,
                                            2002       2003
                                          ---------  ---------
Warehouse lines - GMAC.................. $  68,955  $ 147,324
Warehouse lines - Greenwich.............   311,549    119,213
Warehouse lines - RFC...................        --     20,976
Line of credit - Auto...................     3,143      5,978
                                          ---------  ---------
                                         $ 383,647  $ 293,491
                                          =========  =========

9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following summarizes accounts payable, accrued expenses and other current liabilities at December 31, 2002 and June 30, 2003 (dollars in thousands):

                                           Dec 31,   June 30,
                                            2002       2003
                                          ---------  ---------
Accounts payable........................ $   4,637  $   9,167
Accrued compensation....................     2,710      4,717
Income tax payable......................     1,665        454
Other current liabilities...............     1,898        922
Reserves................................       900      2,067
Interest payable........................       529        476
                                          ---------  ---------
                                         $  12,339  $  17,803
                                          =========  =========

Included in other current liabilities is an amount related to the fair value of SFAS 133 derivatives of $1.7 and $0.8 million at December 31, 2002 and June 30, 2003, respectively.

Included in the accounts payable, accrued expenses and other current liabilities is an amount related to reserves the Company established for representation and warranties and premium repayment liability. The Company sells loans to loan purchasers on a servicing released basis without recourse. As such, the risk of loss or default by the borrower has generally been assumed by these purchasers. However, the Company is usually required by these purchasers to make certain representations relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults. In connection with a majority of its loan sale agreements, the Company is also responsible for a minimum number of payments to be made on each loan, or else the Company may be required to refund the premium paid to it by the loan purchaser. As such, the Company records reserves based on certain assumptions in anticipation of future losses as a result of current activity.

Loss reserves due to violations of representations and warranties are recorded based on a percentage of current month originations. The Company currently calculates this loss rate exposure based on similar lending portfolios. Once the Company has endured a complete economic cycle, the rate will be determined based on actual losses as a percentage of origination volume on a historical basis. Premium repayment reserves, generated through early loan prepayments, are recorded based on a rate determined by calculating actual prepayments as a percentage of originations on a historical basis applied to current month originations. The following illustrates the changes in the reserve balance for the three and six months ended June 30, 2003 by product (in thousands):

                                        Home
                           Mortgage    Equity      Auto       Total
                           ---------  ---------  ---------  ---------
Balance at 1/1/03........ $     618  $     161  $     121  $     900
   Increase to reserve...       743        201        119      1,063
   Losses incurred.......      (285)       (73)       (34)      (392)
                           ---------  ---------  ---------  ---------
Balance at 03/31/03...... $   1,076  $     289  $     206  $   1,571
   Increase to reserve...       455        385         18        858
   Losses incurred.......       (77)      (284)        (1)      (362)
                           ---------  ---------  ---------  ---------
Balance at 06/30/03...... $   1,454  $     390  $     223  $   2,067
                           =========  =========  =========  =========

10. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues (in thousands):

                                               Three Months Ended     Six Months Ended
                                                     June 30,               June 30,
                                                 2002       2003        2002       2003
                                               ---------  ---------   ---------  ---------
Revenues:
   Mortgage.................................. $  11,738  $  31,505   $  24,553  $  55,356
   Interest income on mortgage loans.........     2,985      5,152       5,975     10,016
   Home equity...............................     3,267      5,334       5,551      9,273
   Interest income on home equity loans......       519        682         757      1,106
   Auto......................................     2,250      2,817       4,548      5,473
   Other.....................................       227        393         368        648
                                               ---------  ---------   ---------  ---------
         Total revenues...................... $  20,986  $  45,883   $  41,752  $  81,872
                                               =========  =========   =========  =========

The following table provides the components of other income, net (in thousands):

                                               Three Months Ended     Six Months Ended
                                                     June 30,               June 30,
                                                 2002       2003        2002       2003
                                               ---------  ---------   ---------  ---------
Interest on short-term investments........... $      55  $      70   $     140  $     102
Interest on retained interest asset..........        --        218          --        448
Interest expense on non-warehouse
   facility borrowings.......................       (16)        (7)       (158)        (7)
Other........................................        --          5          --          5
                                               ---------  ---------   ---------  ---------
                                              $      39  $     286   $     (18) $     548
                                               =========  =========   =========  =========

11. OPERATING EXPENSES

The following table provides the components of operating expenses (in thousands):

                                               Three Months Ended     Six Months Ended
                                                    June 30,               June 30,
                                                 2002       2003        2002       2003
                                               ---------  ---------   ---------  ---------
Compensation and benefits.................... $   9,457  $  16,713   $  18,680  $  30,199
Processing costs.............................       910        630       1,445      1,491
Advertising and marketing....................     4,938     10,171       9,154     17,436
Professional services........................       648      2,266       1,383      3,485
Occupancy costs..............................     1,006      1,618       1,919      3,119
Computer and internet........................       220        508         507        857
General and administrative...................     1,274      1,944       2,706      3,514
Interest expense on warehouse borrowings.....     1,599      3,205       3,309      6,058
                                               ---------  ---------   ---------  ---------
         Total operating expenses............ $  20,052  $  37,055   $  39,103  $  66,159
                                               =========  =========   =========  =========

Commissions and bonus compensation comprised 21% and 30% of total compensation and benefits in the three months ended June 30, 2002 and 2003. Commissions and bonus compensation comprised 22% and 27% of total compensation and benefits in the six months ended June 30, 2002 and 2003.

The following table provides detail of the operations component of total operating expenses classified by the following revenue-related categories (in thousands):

                                             Three Months Ended      Six Months Ended
                                                   June 30,                June 30,
                                              2002        2003        2002        2003
                                           ----------  ----------  ----------  ----------
Mortgage ................................ $    5,967  $   10,613  $   11,817  $   19,115
Interest expense on mortgage loans.......      1,301       2,505       2,813       4,904
Home equity..............................      1,844       3,170       3,175       6,199
Interest expense on home equity loans....        241         531         351         820
Auto.....................................      1,940       3,702       3,952       6,486
Other....................................         34          --          71          --
                                           ----------  ----------  ----------  ----------
Total operations......................... $   11,327  $   20,521  $   22,179  $   37,524
                                           ==========  ==========  ==========  ==========

12. COMMITMENTS AND CONTINGENCIES

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

Individual mortgage loan risks are aggregated by loan type and pipeline production status and matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. The Company currently hedges its mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities and both mandatory and non-mandatory forward sale agreements with the ultimate investor. The Company determines which alternative provides the best execution in the secondary market.

The Company believes that it has implemented a cost-effective economic hedging program to provide a high level of protection against changes in the market value of rate-lock commitments. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

At June 30, 2003, the Company had provided locks to originate loans amounting to approximately $706.8 million (the "locked pipeline"). At June 30, 2003, the Company had entered into non-mandatory forward loan sale agreements amounting to approximately $531.9 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well-established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

At June 30, 2003, the Company had entered into mandatory sell forward commitments amounting to approximately $244.8 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market value of unsold loans. At June 30, 2003, the Company had entered into $225.7 million of commitments with third party investors to deliver loans related to funded loans held-for-sale.

Future Commitments

The Company has future payment commitments for leases and non-cancelable TV media aggregating $5.6 million, $5.5 million, $2.7 million and $2.7 million for the years 2003, 2004, 2005 and 2006, respectively. The Company has commitments of $9.3 million for the years 2007 and beyond.

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

MORTGAGE REVENUES

The Company's mortgage revenues are primarily derived from the origination and sale of self-funded loans. In prior years the Company derived a portion of its mortgage revenues from the brokering of loans. Brokered loans are funded through lending partners and the Company never takes title to the mortgage loan. Beginning in 2002, the Company no longer brokered mortgage loans. Self-funded loans are funded through the Company's own warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan and origination fees less certain direct origination costs. These revenues are recognized at the time the loan is sold.

INTEREST INCOME ON MORTGAGE AND HOME EQUITY LOANS

The Company generates revenues from interest income on self-funded mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale.

HOME EQUITY REVENUES

The Company's home equity revenues are derived from the origination and sale of self-funded loans. Self-funded loans are funded through the Company's own warehouse lines of credit and sold to home equity loan purchasers typically within sixty days. Self-funded loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold.

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

OTHER REVENUES

The Company generates revenues from fees paid by various partners in exchange for consumer loan applications generated by advertising such partners' products on the Company's website. The current consumer loan programs offered include credit cards and unsecured personal loans. Additionally, the Company earns revenue from its credit report services. Other revenues generated approximately 1% of the total revenues in the three and six months ended June 30, 2002 and 2003.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                            Three Months Ended        Six Months Ended
                                                                  June 30,                  June 30,
                                                            2002         2003         2002         2003
                                                         -----------  -----------  -----------  -----------
Revenues ..............................................         100%         100%         100%         100%

Operating expenses:
    Operations (Note 11)...............................          54%          45%          53%          46%
    Sales and marketing................................          29%          25%          27%          24%
    Technology.........................................           6%           5%           6%           5%
    General and administrative.........................           6%           6%           7%           6%
                                                         -----------  -----------  -----------  -----------
           Total operating expenses....................          95%          81%          93%          81%
                                                         -----------  -----------  -----------  -----------
Income from operations.................................           4%          19%           6%          19%
Other income, net......................................           0%           1%          -0%           1%
                                                         -----------  -----------  -----------  -----------
Income before taxes....................................           5%          20%           6%          20%
Income taxes...........................................          -0%          -2%          -0%          -2%
                                                         -----------  -----------  -----------  -----------
Net income.............................................           4%          18%           6%          18%
                                                         ===========  ===========  ===========  ===========

Revenues

The following table provides the components of revenue shown as a percentage of total revenues:

                                                 Three Months Ended     Six Months Ended
                                                      June 30,               June 30,
                                                 2002       2003        2002       2003
                                               ---------  ---------   ---------  ---------
Revenues:
   Mortgage..................................        56%       69%        59%       68%
   Interest income on mortgage loans.........        14%       11%        14%       12%
   Home equity...............................        16%       12%        13%       11%
   Interest income on home equity loans......         2%        1%         2%        1%
   Auto......................................        11%        6%        11%        7%
   Other.....................................         1%        1%         1%        1%
                                               ---------  ---------   ---------  ---------
         Total revenues......................       100%      100%       100%      100%
                                               =========  =========   =========  =========

Revenues increased $24.9 million to $45.9 million for the three months ended June 30, 2003 from $21.0 million for the three months ended June 30, 2002. Revenues increased $40.1 million to $81.9 million for the six months ended June 30, 2003 from $41.8 million for the six months ended June 30, 2002. A significant portion of these increases resulted from growth in the dollar volume of mortgage and home equity loans closed and sold, as well as an increase in mortgage revenue earned per loan. Mortgage revenues increased $19.8 million to $31.5 million for the three months ended June 30, 2003 from $11.7 million for the three months ended June 30, 2002. Mortgage revenues increased $30.8 million to $55.4 million for the six months ended June 30, 2003 from $24.6 million for the six months ended June 30, 2002. Prime refinance mortgages accounted for 75% and 68% of mortgage closed loan volume and 72% and 67% of mortgage revenue in the three months ended June 30, 2002 and 2003, respectively. The Company expects refinance activity to decline in the second half of 2003 and that growth in purchase and non-prime mortgages will help offset the decline in refinance volume. The Company expects mortgage revenue (excluding interest income) in 2003 to exceed 2002 levels. Home equity revenues increased $2.0 million to $5.3 million for the three months ended June 30, 2003 from $3.3 million for the three months ended June 30, 2002. Home equity revenues increased $3.7 million to $9.3 million for the six months ended June 30, 2003 from $5.6 million for the six months ended June 30, 2002. The Company expects that home equity revenues will grow throughout 2003 as volumes increase. Revenues also increased due to an increase in interest income earned on mortgage and home equity loans. Auto revenues increased $0.6 million to $2.8 million for the three months ended June 30, 2003 from $2.2 million for the three months ended June 30, 2002. Auto revenues increased $0.9 million to $5.5 million for the six months ended June 30, 2003 from $4.6 million for the six months ended June 30, 2002. Auto refinance loans accounted for 18% and 40% of auto closed loan volume in the three months ended June 30, 2002 and 2003, respectively. The increase in auto revenues from the three and six months ended June 30, 2002 to the three and six months ended June 30, 2003 is largely a result of the new QSPE structure introduced in June 2002 that improved our ability to offer competitive rates to consumers which increased prime auto loan volume. The Company expects that auto revenues will grow throughout 2003 as prime auto loan volumes increase.

The following table summarizes dollar volume of loans closed and sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                                              Three Months Ended      Six Months Ended
                                                   June 30,                June 30,
                                              2002        2003        2002        2003
                                           ----------  ----------  ----------  ----------
Mortgage
$ Volume                                  $  766,494  $1,214,742  $1,683,296  $2,324,750
Revenue                                   $   11,738  $   31,505  $   24,553  $   55,356
BPS                                              153         259         146         238

Home Equity
$ Volume                                  $  124,125  $  192,169  $  221,773  $  359,958
Revenue                                   $    3,267  $    5,334  $    5,551  $    9,273
BPS                                              263         278         250         258

Auto
$ Volume                                  $  150,733  $  164,729  $  291,196  $  332,835
Revenue                                   $    2,250  $    2,817  $    4,548  $    5,473
BPS                                              149         171         156         164

The following table reflects the percentages of the Company's mortgage closed loan volume from purchase and refinance loans as compared to the total market (according to Mortgage Bankers Association of America) through 2003. The Mortgage Bankers Association of America data for the second quarter of 2003 below represents its estimate as of July 14, 2003:

                    2000      2001      2002      Q1 03     Q2 03
                  --------- --------- --------- --------- ---------
E-LOAN Mortgage*
    Purchase         61%       16%       21%       25%       32%
    Refinance        39%       84%       79%       75%       68%

Total Market*
    Purchase         81%       43%       41%       29%       32%
    Refinance        19%       57%       59%       71%       68%

* Excludes home equity and auto loan volume

Operating Expenses

Total Operating Expenses. Total operating expenses increased $17.0 million to $37.1 million for the three months ended June 30, 2003 from $20.1 million for the three months ended June 30, 2002. Total operating expenses increased $27.1 million to $66.2 million for the six months ended June 30, 2003 from $39.1 million for the six months ended June 30, 2002. The increase was primarily due to increases in interest expense on warehouse borrowings, due to higher volumes, as well as increases in compensation and benefits due to growth in headcount. Total operating expenses also increased due to additional advertising and marketing spend.

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

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                             Three Months Ended      Six Months Ended
                                                  June 30,                June 30,
                                              2002        2003        2002        2003
                                           ----------  ----------  ----------  ----------
Mortgage ................................ $    5,967  $   10,613  $   11,817  $   19,115
Interest expense on mortgage loans.......      1,301       2,505       2,813       4,904
Home equity..............................      1,844       3,170       3,175       6,199
Interest expense on home equity loans....        241         531         351         820
Auto.....................................      1,940       3,702       3,952       6,486
Other....................................         34          --          71          --
                                           ----------  ----------  ----------  ----------
Total operations......................... $   11,327  $   20,521  $   22,179  $   37,524
                                           ==========  ==========  ==========  ==========

Operations expense increased $9.2 million to $20.5 million for the three months ended June 30, 2003 from $11.3 million for the three months ended June 30, 2002. Operations expense increased $15.3 million to $37.5 million for the six months ended June 30, 2003 from $22.2 million for the six months ended June 30, 2002. Operations expense decreased as a percentage of revenue from 54% to 45% and 53% to 46% for the three and six months ended June 30, 2002 and 2003, respectively. The increase in absolute dollars is primarily due to increases in mortgage, home equity and auto operations expenses, due to higher volumes. In the quarter, auto operations expense included expenses of approximately $1.0 million related to the one-time transition of auto operations from Florida to California. The Company completed the transition in June, which resulted in a total expense of $1.3 million for the six months ended June 30, 2003.

Direct Margin. Direct margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (dollars in thousands):

                                              Three Months Ended      Six Months Ended
                                                  June 30,                June 30,
                                              2002        2003        2002        2003
                                           ----------  ----------  ----------  ----------
Mortgage................................. $    5,771  $   20,892  $   12,737  $   36,241
Mortgage interest margin.................      1,684       2,647       3,162       5,112
Home equity..............................      1,423       2,164       2,376       3,074
Home equity interest margin..............        278         151         406         286
Auto.....................................        310        (885)        588      (1,013)
Other....................................        193         393         304         648
                                           ----------  ----------  ----------  ----------
Total direct margin...................... $    9,659  $   25,362  $   19,573  $   44,348
                                           ==========  ==========  ==========  ==========

Direct margin increased $15.7 million to $25.4 million for the three months ended June 30, 2003 from $9.7 million for the three months ended June 30, 2002. Direct margin increased $24.8 million to $44.3 million for the six months ended June 30, 2003 from $19.5 million for the six months ended June 30, 2002. The growth in direct margin is due largely to the contribution from mortgage volume coupled with technology and process improvements. Additionally, the increase in direct margin is due to the positive spread of interest income over interest expense. The Company anticipates that mortgage revenue per loan and the spread of interest income over interest expense will decline throughout 2003, as the overall level of refinance activity declines and competitive pricing pressure increases. Auto direct margin was negative in the three and six months ended June 30, 2003 due to the one-time expense of approximately $1.0 million and $1.3 million for the three and six months ended June 30, 2003 related to the transition of auto operations from Florida to California.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses related to advertising, promotion and distribution partnerships and employee compensation and other expenses related to personnel. Sales and marketing expense increased $5.3 million to $11.4 million for the three months ended June 30, 2003 from $6.1 million for the three months ended June 30, 2002. Sales and marketing expense increased $8.6 million to $19.9 million for the six months ended June 30, 2003 from $11.3 million for the six months ended June 30, 2002. Sales and marketing expense decreased as a percentage of revenue from 29% to 25% for the three months ended June 30, 2002 and 2003, respectively, and decreased as a percentage of revenue from 27% to 24% for the six months ended June 30, 2002 and 2003, respectively. Sales and marketing expenses are expected to increase to approximately 26% of total revenues in the latter half of 2003.

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense increased $1.1 million to $2.3 million for the three months ended June 30, 2003 from $1.2 million for the three months ended June 30, 2002. Technology expense increased $1.3 million to $4.0 million for the six months ended June 30, 2003 from $2.7 million for the six months ended June 30, 2002. Technology expense decreased as a percentage of revenue from 6% to 5% for the three and six months ended June 30, 2002 and 2003, respectively. Technology expenses are expected to stay fairly constant in absolute dollars in the upcoming quarters.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense increased $1.5 million to $2.8 million for the three months ended June 30, 2003 from $1.3 million for the three months ended June 30, 2002. General and administrative expense increased $1.7 million to $4.7 million for the six months ended June 30, 2003 from $3.0 million for the six months ended June 30, 2002. General and administrative expense remained constant as a percentage of revenue at 6% for the three months ended June 30, 2002 and 2003, respectively and decreased as a percentage of revenue from 7% to 6% for the six months ended June 30, 2002 and 2003, respectively. General and administrative expenses are expected to stay fairly constant in absolute dollars in the upcoming quarters.

Other Income, net. Other income, net, increased $0.2 million to $0.3 million for the three months ended June 30, 2003 from income of $0.1 million for the three months ended June 30, 2002. Other income, net, increased $0.5 million to $0.5 million for the six months ended June 30, 2003 from income of $0 million for the six months ended June 30, 2002. The increase is primarily attributable to the interest income generated from the retained interest asset.

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

Retained interest in auto loans. On June 17, 2002, the Company entered into an arrangement to sell auto loan receivables to a qualified special purpose entity (QSPE), E-Loan Auto Fund One, LLC ("E-Loan Auto"). These transactions involve the Company surrendering control over these assets to assure that the sold assets have been isolated from the Company and its creditors. As E-Loan Auto has met the appropriate tests to be considered a QSPE the assets and liabilities of E-Loan Auto are appropriately not consolidated in financial statements of the Company. E-Loan Auto has obtained a secured borrowing facility from Merrill Lynch Bank USA to finance all purchases of loans from the Company. The Company recognizes a gain on the sale of auto loan receivables to E-Loan Auto in the period in which the sale occurs, which represents the difference between the sale proceeds to the Company and the Company's net carrying value of the receivables. Included in the proceeds received by the Company from the sale of loans is a beneficial interest related to loans owned by the QSPE, which is reflected on the Company's balance sheet as a retained interest asset. These retained interest assets are recorded on the balance sheet at fair value as trading assets, and are marked to market at each subsequent reporting period. In order to determine the fair value management estimates future excess cash flows to be received by the Company over the life of the loans. The Company makes various assumptions in order to determine the fair value of the estimated future excess cash flows to be generated by the auto loans sold to the QSPE. The most significant assumptions are the cumulative credit losses to be incurred on the pool of auto loan receivables sold, prepayment rates of the auto loans and the rate at which the estimated future excess cash flows are discounted. The assumptions used represent the Company's best estimates, and the use of different assumptions could produce different financial results. The Company will continue to monitor and may update its assumptions over time.

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

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The Company designates forward delivery commitments, where the company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all non-mandatory forward sale agreements as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a non-mandatory forward sale agreement has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to non-mandatory forward sale agreements or delivery commitments during the three and six months ended June 30, 2003.

Capitalized software. In 1999, the Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that the Company expense computer software costs as they are incurred in the preliminary project stage. Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are generally amortized over one to three years on a straight-line basis. As of June 30, 2003, the Company had capitalized approximately $6.3 million in internally developed software costs of which $3.2 million had been amortized.

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

Deferred Tax Asset. The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced. Due to the uncertainty surrounding the realization of favorable attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets at June 30, 2003. The Company did not set up a valuation allowance against the state deferred tax asset that arose in 2002 because it is expected to be fully realized in 2003. The provision for income tax expense represents taxes payable for the current period, plus the net change in deferred tax assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash include cash from the sale of mortgage, home equity and auto loans, borrowings under warehouse lines of credit and other credit facilities, brokerage fees, interest income, credit card referrals and the sale of debt and equity securities in both private and public transactions. The Company's uses of cash include the funding of mortgage, home equity and auto loans, repayment of amounts borrowed under warehouse lines of credit, operating expenses, payment of interest, and capital expenditures primarily comprised of furniture, fixtures, computer equipment, software and leasehold improvements.

Net cash provided by operating activities was $69.7 million and $96.8 million for the six months ended June 30, 2002 and 2003, respectively. Net cash provided by operating activities during the six months ended June 30, 2002 and 2003 was primarily due to the cash provided from the decrease in loans held-for-sale plus net income, off-set by the use of cash due to the increase of the retained interest in auto loans. The decrease in loans held-for-sale as of June 30, 2002 and 2003 is due to the amount of loan sales in the quarter exceeding the amount of loans funded. A funded loan remains held-for-sale until it is sold. During the six months ended June 30, 2003, the Company sold substantially all of the loans included in the loan balance at December 31, 2002, as well as substantially all of the loans funded during the six months ended June 30, 2003. This had a positive impact on revenue in the current quarter as we recognize revenue on self-funded loans at time of sale.

Net cash used in investing activities was $1.7 million and $4.7 million for the six months ended June 30, 2002 and 2003, respectively. Net cash used in investing activities was primarily for the purchase of software, furniture, equipment and leasehold improvements.

Net cash used in financing activities was $70.8 million and $84.6 million for the six months ended June 30, 2002 and 2003, respectively. Net cash used in financing activities during the six months ended June 30, 2002 and 2003 was primarily from net repayments on the Company's warehouse lines of credit and other credit facilities.

The Company has a warehouse line of credit for borrowings of up to $175 million for the interim financing of mortgage loans with GMAC Bank. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on September 30, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million in addition to the requirement that the Company maintain at least one other warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement during the three and six months ended and at June 30, 2003.

The Company has a warehouse line of credit for borrowings of up to $75 million for the interim financing of mortgage loans with Residential Funding Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on December 31, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million in addition to the requirement that the Company maintain at least one other warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was not in compliance with its current ratio covenant for this agreement for the months ended April 30, and May 31, 2003, and subsequently obtained a waiver from the lender. The Company was in compliance with all covenants as of June 30, 2003.

The Company has an agreement to finance up to $475 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. The line requires the restriction of $2.5 million in cash as additional collateral. The line expires March 30, 2004. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash) or the highest amount required by any other lender or agreement. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $50 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all debt covenants for this agreement during the three and six months ended and at June 30, 2003.

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

The Company has a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to the sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility expires on July 13, 2004. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. The Company was in compliance with all debt covenants for this agreement during the three and six months ended and at June 30, 2003.

In 2002, the Company sold the majority of its sub-prime auto loans to three auto loan purchasers, Americredit Financial Inc. ("Americredit"), Triad Financial Corporation d.b.a. Roadloans and Transouth Financial Corporation. In October 2002, the Company terminated its agreement with Americredit, its largest sub-prime auto loan purchaser. The Company subsequently entered into an agreement with Household Automotive Credit Corporation as a sub-prime auto loan purchaser to replace Americredit. However, the Company's management does not anticipate that its current sub-prime auto loan purchasers, without Americredit, will support the same loan volume.

In June 2002, the Company created a qualified special purpose entity, E-Loan Auto Fund One, LLC ("E-Loan Auto"), which purchases prime auto loans from the Company and then holds the loans. E-Loan Auto finances its purchases through a $800 million credit facility with Merrill Lynch Bank USA, which can support originations through July 13, 2005. Borrowings are collateralized by the related auto loans held by E-Loan Auto. The Company is not obligated to repay any balance outstanding under the credit facility that exists between E-Loan Auto and Merrill Lynch Bank USA. Upon expiration, the Company anticipates that E-Loan Auto will either renew its existing line or obtain sufficient additional lines.

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, National Association. The interest rate charged on borrowings against these funds is based on LIBOR plus 2% and is payable monthly. The line expires on June 30, 2004.

The Company believes that its existing cash and cash equivalents as of June 30, 2003 will be sufficient to fund its operating activities, capital expenditures and other obligations for the next twelve months. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations, or in raising additional funds when required in sufficient amounts and on terms acceptable to the Company, it could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then- current stockholders would be reduced.

FORWARD LOOKING STATEMENTS

The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as the Company's plans to increase the number of purchase loans, the relative importance of loans E-LOAN originates and sells and growth in the number of applications received, statements regarding development of E-LOAN's business, future operating results, anticipated capital expenditures, the expectations as to the use of capital resources and the availability of additional financing, and other statements contained in this Report regarding matters that are not historical facts, are only estimates or predictions and cannot be relied upon. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the company or actual results differing from the assumption underlying such statements. Such risks and assumptions include, but are not limited to, E-LOAN's ability to access additional debt or equity financing in the future, secure replacement lines of credit for mortgage and auto loans, respond to increasing competition, secure additional loan purchasers, manage growth of E-LOAN's operations, as well as regulatory, legislative, and judicial developments that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Factors Affecting Future Operating Results" and other cautionary statements included herein. The Company disclaims any obligation to update information contained in any forward-looking statement.

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

While We Achieved Our First Profitable Year During Fiscal 2002, We Have a History of Losses, and We May Not Be Able to Maintain Profitability

While we achieved our first profitable year during 2002, we have an accumulated deficit of $191.8 million, as of June 30, 2003. Because we expect that our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

Our Ability to Engage in Profitable Secondary Sales of Loans May Also Be Adversely Affected by Increases in Interest Rates

The mortgage loan purchase commitments we obtain are contingent upon our delivery of the relevant loans to the purchasers within specified periods. To the extent that we are unable to deliver the loans within the specified periods and interest rates increase during those periods, we may experience no gain or even a loss on the sale of these loans. In addition, any increase in interest rates will increase the cost of maintaining our warehouse and repurchase lines of credit on which we depend to fund the loans we originate. The interest direct margin earned on loans held-for-sale significantly benefited from the spread between long-term and short-term interest rates starting in 2001 and continuing through the second quarter of 2003. Based on historical trends, we would not expect the same level of benefit from interest rate spreads in a normal market. We have implemented a hedging program to manage the risk of loss due to fluctuations in interest rates, but our hedging efforts may not be successful, and no hedging strategy can completely eliminate interest rate risk. A sharp decrease in interest rates over a short period may cause customers who have interest rates on mortgage loans committed through us to either delay closing their loans or refinance with another lender. If this occurs in significant numbers, it may have an adverse effect on our business or quarterly results of operations.

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

We Have Recently Experienced Significant Growth in Our Business, and If We Are Unable to Manage this Growth, Our Business Will Be Adversely Affected

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At June 30, 2002 and 2003, we had 524 and 762 full-time employees, respectively.

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

The Loss of Our Marketing Agreements Could Adversely Affect Our Business

We rely on Internet marketing agreements with other companies to direct a significant number of prospective customers to our website. During the three months ended June 30, 2003, in the aggregate, approximately 32%, 26% and 67% of our mortgage, home equity and auto loan applications, respectively, were derived from Internet marketing agreements. Our marketing agreements are typically short-term, less than one year in length, and most can be terminated for any reason upon 30 to 60 days prior written notice. We cannot assure you that any or all of these agreements will not be terminated or will be renewed or extended past their current expiration dates. If a number of our significant marketing agreements were to be terminated or were to lapse without extension, we could lose a considerable number of loan applications and our business could be adversely affected.

The Termination of One or More of Our Mortgage Funding Sources Would Adversely Affect Our Business

We depend on GMAC Bank, formerly GE Capital Mortgage Services, Inc. ("GMAC Bank"), Greenwich Capital Financial Products, Inc. ("Greenwich Capital") and Residential Funding Corporation to finance our self- funded mortgage loan activities through the warehouse credit facilities they provide. If any of these warehouse credit facilities becomes unavailable, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants on any of our lines could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. In the past, we have had to obtain waivers from our warehouse lenders as a result of our failure to comply with covenants regarding the issuance of capital stock, excess asset purchases and our failure to meet financial ratios. More recently, we obtained a waiver from one of our warehouse lenders due to the violation of a current ratio covenant for the months ended April 30 and May 31, 2003. Our agreement with Greenwich Capital expires in March 2004, our agreement with GMAC Bank expires in September 2003 and our agreement with Residential Funding Corporation expires on December 31, 2003. Upon expiration of these agreements management believes it will either renew its existing warehouse credit facilities or obtain sufficient additional credit facilities. However, we cannot assure you that these agreements will be renewed or extended past their current expiration dates, and additional sources of funding for our mortgage loans may not be available on favorable terms or at all.

The Termination of Our Auto Line of Credit Would Adversely Affect Our Business

We have obtained a line of credit from Merrill Lynch Mortgage Capital Inc. to finance the funding of our auto loans, and this is our sole facility for auto loan fundings. If this credit facility becomes unavailable, our business could be adversely affected. Under our line of credit agreement, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants could result in the termination of the facility and an obligation to repay all amounts outstanding at the time of termination. In the past we have had to obtain waivers from our previous auto line of credit provider (Bank One, N.A.) as a result of our failure to comply with a covenant regarding a debt to tangible net worth ratio. Our line of credit with Merrill Lynch Mortgage Capital Inc. expires July 13, 2004. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. However, we cannot assure you that this agreement will be renewed or extended past its current expiration date, and additional sources of funding for our auto loans may not be available on favorable terms or at all.

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

We Are Dependent on a Limited Number of Auto Loan Purchasers for Our Auto Loan Business

We currently sell the majority of our sub-prime auto loans to three auto loan purchasers, Household Automotive Credit Corporation, Triad Financial Corporation d.b.a. Roadloans and Transouth Financial Corporation. In addition, we currently sell all of our prime auto loans to a qualified special purpose entity (QSPE). The QSPE is dependent on Merrill Lynch Bank USA to provide the necessary financing to continue purchasing loans from us. If any of the current auto loan purchasers are unable or unwilling to purchase our auto loans, we may experience delays in our ability to accept or process auto loan applications.

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

We attempt to minimize the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market, through our hedging activities. Individual mortgage loan risks are aggregated by loan type and pipeline production status, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. We currently hedge our mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities and both mandatory and non-mandatory forward loan sale agreements with the ultimate investor. We determine which alternative provides the best execution in the secondary market. In addition, we do not believe our net interest income would be materially affected as a result of concurrent changes in long-term and short-term interest rates due to the short duration of time loans are held on the balance sheet prior to being sold (typically under thirty days).

We believe that we have implemented a cost-effective hedging program to provide a high level of protection against changes in the market value of rate-lock commitments. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been named as a defendant in five related lawsuits filed in the Federal District Court for the Southern District of New York between August 10, 2001 and September 25, 2001. The lawsuits purport to be class actions filed on behalf of the plaintiffs and others similarly situated. They name as defendants the Company, Christian Larsen, Janina Pawlowski, Frank Siskowski, The Goldman Sachs Group, Inc., FleetBoston Robertson Stephens, Inc., Merrill Lynch Pierce Fenner & Smith, Inc., Credit Suisse First Boston Corp. and J.P. Morgan Chase & Co., some of which were involved in our initial public offering. The complaints have since been consolidated into a single action. The Consolidated Amended Complaint alleges, among other things, that the underwriters of our initial public offering violated Section 12(a) of the Securities Act of 1933 by receiving excessive and undisclosed commissions and fees, and by entering into unlawful private agreements with brokers' customers, and that all defendants violated Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 under the Securities Exchange Act of 1934 by making material false and misleading statements in our initial public offering prospectus concerning brokers' commissions and private agreements with brokers' customers. The plaintiffs seek to recover damages on behalf of all those who purchased or otherwise acquired the Company's securities during the respective class period. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. In July 2002, the Company and the other issuers in the consolidated cases filed motions to dismiss the amended complaints for failure to state a claim, which was denied as to the Company on February 19, 2003. On October 9, 2002, the Company's individual defendants were dismissed, without prejudice, from the lawsuit, pursuant to a stipulated agreement with the plaintiffs.

On June 25, 2003, a committee of the Company's Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriter defendants. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company's insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation. Due to the inherent uncertainties of litigation, and because the settlement process is still at a preliminary stage, the ultimate outcome of this matter cannot be predicted.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 13, 2003 the following proposals were adopted by the margins indicated:
Number of Shares
Voted For	Withheld
1. To elect two Class I Directors to hold office until the Annual Meeting of Stockholders to be held in 2006 or until their respective successors have been elected or appointed
Wade Randlett	48,429,839	1,258,649
Claus H. Lund	48,180,589	1,507,899

The following directors continued in office: Robert C. Kagle, Joseph J. Kennedy, Christian A. Larsen, Mark E. Lefanowicz

Number of Shares
2. To ratify the appointment of the accounting firm of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2003	Voted For	Voted Against	Withheld	Broker Non-Vote
49,468,732	202,320	17,436	0

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

3.1	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999 (1)
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated February 15, 2001 (2)
3.3	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001 (2)
10.9	Second Amendment to Loan Agreement with Merrill Lynch Mortgage Capital Inc. dated June 3, 2003 !!
10.10	Second Amendment to Credit Agreement with E-LOAN Auto Fund One LLC and Merrill Lynch Bank USA dated June 3, 2003 !!
10.11	Fifteenth Modification Agreement with GMAC Bank dated June 18, 2003 !!
10.12	Fourth Amended and Restated Note in favor of GMAC Bank dated June 18, 2003 !!
10.13	Sublease with Charles Schwab & Co., Inc. dated June 20, 2003 !!
10.14	Credit Agreement with Wells Fargo Bank, National Association dated June 30, 2003 !!
10.15	Line of Credit Note in favor of Wells Fargo Bank, National Association dated June 30, 2003 !!
10.16	Security Agreement with Wells Fargo Bank, National Association dated June 30, 2003* !!
10.17	Amendment Number Six to the Master Loan and Security Agreement with Greenwich Capital Financing Products, Inc. dated June 30, 2003 !!
10.18	Promissory Note in favor of Greenwich Capital Financing Products, Inc. dated June 30, 2003 !!
10.19	Third Amendment to Loan Agreement with Merrill Lynch Mortgage Capital Inc. dated July 14, 2003 !!
10.20	Third Amendment to Credit Agreement with E-LOAN Auto Fund One LLC and Merrill Lynch Bank USA dated July 14, 2003 !!
10.21	Second Amendment to Servicing and Custodian Agreement with E-LOAN Auto Fund One LLC and Systems & Services Technologies, Inc. dated July 14, 2003 !!
10.22	First Amendment to Warehouse Credit and Security Agreement with Residential Funding Corporation dated July 14, 2003 !!
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002+

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

* Confidential Treatment Requested

# Filed herewith

+ Furnished herewith

!! Also Furnished in PDF as a courtesy

(b)    Reports on Form 8-K

The Company filed three reports on Form 8-K during the three months ended June 30, 2003. The first filed on April 4, 2003 for the purpose of reporting under Item 5 thereof the renewal of its warehouse line of credit facility and the addition of a new warehouse line of credit facility. The second filed on April 29, 2003 for the purpose of reporting under Item 9 and Item 12 thereof the results of its first quarter financial results. The third filed on June 23, 2003 for the purpose of reporting under Item 9 and Item 12 thereof the increase of its financial guidance for the second quarter of 2003 and the fiscal year 2003.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

Dated: August 13, 2003

By:	/s/ Matthew Roberts
Matthew Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)