Form 10-Q
period 2003-09-30
E LOAN INC
filed 2003-11-14
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number    000-25621

E-LOAN, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0460084
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6230 Stoneridge Mall Road
Pleasanton, California   94588
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

    As of October 31, 2003, 61,953,118 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

E-LOAN, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (unaudited):

Balance Sheets as of December 31, 2002 and September 30, 2003	**

Statements of Operations for the three and nine months ended September 30, 2002 and 2003	**

Statements of Cash Flows for the nine months ended September 30, 2002 and 2003	**

Notes to Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
BALANCE SHEETS
(IN THOUSANDS)

                                                                                December 31, September 30
                                                                                   2002         2003
                                                                                -----------  -----------
                                                                                             (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents (includes $2,500 of restricted cash)............ $    36,321  $    49,105
    Loans held-for-sale.......................................................     393,386       67,548
    Accounts receivable, prepaids and other current assets....................      10,779       25,445
                                                                                -----------  -----------
          Total current assets................................................     440,486      142,098
Fixed assets, net.............................................................       6,262       10,280
Retained interests in auto loans - trading....................................       3,969       10,838
Deposits......................................................................       1,319           --
                                                                               $-----------  -----------
           Total assets.......................................................     452,036  $   163,216
                                                                                ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:                                                           $
    Warehouse and other lines payable.........................................     383,647  $    60,782
    Accounts payable, accrued expenses and other current liabilities..........      12,339       19,351
    Capital lease obligation, current portion.................................          10           --
    Notes payable, current portion............................................          --        2,650
                                                                                -----------  -----------
           Total current liabilities..........................................     395,996       82,783
                                                                                -----------  -----------
           Total liabilities..................................................     395,996       82,783
                                                                                -----------  -----------
Commitments and contingencies (Note 14):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2002 and September 30, 2003; 0 shares issued and
      outstanding at December 31, 2002 and September 30, 2003.................          --           --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2002 and September 30, 2003; 59,420,446 and
      61,320,975 shares issued and outstanding at December 31, 2002
      and September 30, 2003..................................................          59           61
Additional paid-in capital....................................................     262,194      264,158
Accumulated deficit...........................................................    (206,213)    (183,786)
                                                                                -----------  -----------
           Total stockholders' equity.........................................      56,040       80,433
                                                                                -----------  -----------
           Total liabilities and stockholders' equity......................... $   452,036  $   163,216
                                                                                ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,
                                                            2002         2003         2002         2003
                                                         -----------  -----------  -----------  -----------
Revenues (Note 12)..................................... $    28,437  $    43,776  $    70,188  $   125,649

Operating expenses:
    Operations (Note 13)...............................      15,283       19,066       37,462       56,590
    Sales and marketing................................       6,484       11,890       17,759       31,815
    Technology.........................................       1,436        2,002        4,105        5,982
    General and administrative.........................       1,687        2,064        4,667        6,794
                                                         -----------  -----------  -----------  -----------
           Total operating expenses....................      24,890       35,022       63,993      101,181
                                                         -----------  -----------  -----------  -----------
Income from operations.................................       3,547        8,754        6,195       24,468
Other income, net......................................          51          296           34          844
                                                         -----------  -----------  -----------  -----------
Income before taxes....................................       3,598        9,050        6,229       25,312
Income taxes...........................................        (508)      (1,032)        (592)      (2,885)
                                                         -----------  -----------  -----------  -----------
Net income............................................. $     3,090  $     8,018  $     5,637  $    22,427
                                                         ===========  ===========  ===========  ===========

Net income per share:
    Basic.............................................. $      0.05  $      0.13  $      0.10  $      0.37
                                                         ===========  ===========  ===========  ===========
    Diluted............................................ $      0.05  $      0.12  $      0.10  $      0.34
                                                         ===========  ===========  ===========  ===========

    Weighted-average shares - basic....................      59,017       61,065       57,058       60,285
                                                         ===========  ===========  ===========  ===========
    Weighted-average shares - diluted..................      59,625       67,142       60,028       65,972
                                                         ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2002         2003
                                                                 -----------  -----------
Cash flows from operating activities:
   Net income.................................................. $     5,637  $    22,427
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization of fixed assets.............       3,063        3,572
     Changes in operating assets and liabilities:
       Loans held-for-sale.....................................    (107,196)     325,838
       Retained interests in auto loans - trading..............      (1,696)      (6,869)
       Accounts receivable, prepaids and deposits..............      (8,818)     (13,347)
       Accounts payable, accrued expenses and
         other payables........................................       5,330        7,012
                                                                 -----------  -----------
         Net cash provided by operating activities.............    (103,680)     338,633
                                                                 -----------  -----------
Cash flows from investing activities:
   Acquisition of fixed assets.................................      (2,699)      (7,590)
                                                                 -----------  -----------
         Net cash used in investing activities                       (2,699)      (7,590)
                                                                 -----------  -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................          45        1,966
   Proceeds from notes payable.................................          --        6,800
   Repayments of notes payable.................................          --       (4,150)
   Proceeds from warehouse and other lines payable.............   3,338,034    3,872,262
   Repayments of warehouse and other lines payable.............  (3,231,395)  (4,195,127)
   Payments on obligations under capital leases, net...........        (150)         (10)
                                                                 -----------  -----------
         Net cash used in financing activities.................     106,534     (318,259)
                                                                 -----------  -----------
Net increase in cash...........................................         155       12,784
Cash and cash equivalents, beginning of period.................      32,538       36,321
                                                                 -----------  -----------
Cash and cash equivalents, end of period....................... $    32,693  $    49,105
                                                                 ===========  ===========
Supplemental cash flow information:
   Cash paid for interest...................................... $     6,190  $     8,071
                                                                 ===========  ===========
Non-cash financing activities:
   Conversion of convertible debt into common stock............ $     5,000  $        --
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

2. BASIS OF PRESENTATION

Interim Financial Information (unaudited)

The accompanying financial statements as of September 30, 2002 and 2003 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 2002 and 2003. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 2002. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the expected results for the year ending December 31, 2003.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase, to be cash equivalents. Both cash equivalents and short term investments are considered available-for-sale securities and are carried at amortized cost, which approximates fair value. As more fully described in Note 10, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash) or the highest amount required by any other lender or agreement. The following summarizes cash and cash equivalents at December 31, 2002 and September 30, 2003 (dollars in thousands):

                                                 December 31,  September 30,
                                                     2002          2003
                                                 ------------  ------------
Cash........................................... $     33,821  $     46,605
Restricted cash................................        2,500         2,500
                                                 ------------  ------------
                                                $     36,321  $     49,105
                                                 ============  ============

Derivative instruments

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), as subsequently amended by Statement of Financial Accounting No. 138. In accounting for its derivative financial instruments, SFAS 133 requires an entity to recognize all derivative assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge, the method it will use in assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffectiveness of the hedge. These methods must be consistent with the entity's approach to managing risk. The Company is a party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. When the borrower locks their interest rate, the Company extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for the specified time period. Under SFAS 133 mortgage interest rate locks are derivatives. The Company is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Company utilizes either a best efforts sell forward commitment or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Both best efforts and mandatory sell forward commitments are derivatives under SFAS 133. Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory sell forward commitments are recorded as unrealized gains and losses and are included in the statement of operations in mortgage revenue. Once the mortgage loan is funded the Company hedges changes in the fair value of the loan, if not previously hedged at time of lock through use of a best efforts sell forward agreement, with a forward delivery commitment at a specified price.

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The Company designates forward delivery commitments, where the Company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all non-mandatory forward sale agreements as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a non-mandatory forward sale agreement has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to non-mandatory forward sale agreements or delivery commitments during the three and nine months ended September 30, 2003. The effect on the Company's income statement from applying SFAS 133 was a $0.8 million loss and a $1.2 million loss, included in mortgage revenues for the three and nine months ended September 30, 2003, respectively.

In September 2003, the Company began hedging its interest rate risk on auto loan approvals. When the Company issues an auto loan approval, the Company extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for up to a 45-day period. Under SFAS 133, auto loan approvals are not considered derivatives. However, the company is still exposed to interest rate risk from issuance of approval to loan sale. The Company enters into amortizing swap contracts to economically hedge the interest rate changes in auto loan approvals. These swap contracts are considered derivatives under SFAS 133. The Company marks-to-market any changes in the value of outstanding swap contracts, which are recorded as unrealized gains and losses and included in the statement of operations in auto revenue. The effect on the Company's income statement from applying SFAS 133 was a $0.1 million loss, included in auto revenues in both the three and nine months ended September 30, 2003.

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

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                     2002          2003         2002         2003
                                                 ------------  ------------  -----------  -----------
                                                      (In Thousands)              (In Thousands)
  Numerator:
    Net income................................. $      3,090  $      8,018  $     5,637  $    22,427
    Interest expense from convertible note.....           --            --          152           --
                                                 ------------  ------------  -----------  -----------
    Net income assuming dilution............... $      3,090  $      8,018  $     5,789  $    22,427
                                                 ============  ============  ===========  ===========
  Denominator:
    Weighted average shares, basic.............       59,017        61,065       57,058       60,285
    Effect of potentially dilutive securities:
      Convertible note.........................           --            --        1,838           --
      Warrants.................................            8           771          103          710
      Employee Stock Option Plan...............          600         5,306        1,029        4,977
                                                 ------------  ------------  -----------  -----------
    Weighted average number of shares
      assuming dilution........................       59,625        67,142       60,028       65,972
                                                 ============  ============  ===========  ===========

  Diluted net income per share................. $       0.05  $       0.12  $      0.10  $      0.34
                                                 ============  ============  ===========  ===========

Comprehensive Income

Comprehensive income is comprised of net income and other non-owner changes in stockholders' equity. For the three and nine months ended September 30, 2002 and 2003, respectively, comprehensive income equaled the net income.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities -- an interpretation of ARB No. 51" ("FIN 46"). The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. FIN 46 states that a business enterprise with a controlling financial interest in a variable interest entity should include the assets, liabilities, and results of the activities of the variable interest entity in consolidated financial statements with those of the business enterprise. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation has had no effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".  This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  This Statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions and for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. The Company has adopted this statement, the result of which has had no effect on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that contracts with comparable characteristics be accounted for consistently as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement has had no effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity".  SFAS No. 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets.  The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  The adoption of this statement has had no effect on the Company's financial statements.

4. STOCK-BASED COMPENSATION

The Company accounts for the effect of its stock-based compensation plans for employees under SFAS No. 123, "Accounting for Stock-Based Compensation," using the optional intrinsic value method. The intrinsic value method results in compensation cost equal to the excess of the fair value of the stock over the exercise or purchase price at the date of award. Such compensation costs (if any) are recorded over the vesting period of the respective option and presented in the consolidated statement of operations as an operations expense, consistent with where the optionees' compensation is recorded. In contrast, the fair value approach results in compensation cost using an option-pricing model that takes into account the fair value at the grant date, the volatility of our stock price, the exercise price, the expected life of the award, the expected dividends, and the risk-free interest rate expected over the life of the award. The pro forma income statement effect of the Company's stock-based compensation plans as if it had adopted the fair value approach is as follows:

                                                     Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                     2002          2003         2002         2003
                                                 ------------  ------------  -----------  -----------
                                                       (In Thousands)              (In Thousands)

Reported net income............................ $      3,090  $      8,018  $     5,637  $    22,427
Less: Employee stock based compensation expense
  determined under fair value based method for
  employee stock option awards.................       (1,323)       (1,508)      (3,945)      (4,370)
                                                 ------------  ------------  -----------  -----------
Pro forma net income........................... $      1,767  $      6,510  $     1,692  $    18,057
                                                 ============  ============  ===========  ===========

Reported basic net income per share............ $       0.05  $       0.13  $      0.10  $      0.37
Reported diluted net income per share.......... $       0.05  $       0.12  $      0.10  $      0.34

Pro forma basic net income per share........... $       0.03  $       0.11  $      0.03  $      0.30
Pro forma diluted net income per share......... $       0.03  $       0.10  $      0.03  $      0.27

Risk free interest rate - stock options........          3.2%          3.2%         4.1%         3.0%
Risk free interest rate - ESPP.................          3.2%          2.3%         3.4%         2.4%
Average expected life - stock options..........          5.0           5.0          5.0          5.0
Average expected life - ESPP...................          2.0           2.0          2.0          2.0
Dividend yield.................................           --            --           --           --
Expected volatility - stock options............         80.9%         80.9%        98.3%        66.6%
Expected volatility - ESPP.....................        100.2%         85.0%        99.3%        87.2%

5. WARRANTS

On April 25, 2000, the Company issued two warrants to purchase up to 13.1 million shares of common stock to The Charles Schwab Corporation ("Schwab"), pursuant to a marketing agreement with Schwab. The first warrant to purchase 6,500,000 shares of common stock at an exercise price of $3.75, had a three-year term and expired unused on April 25, 2003. The second warrant to purchase 6,600,000 shares of common stock at an exercise price of $15.00, had a three and a quarter term and an expiration date of July 25, 2003. On July 12, 2001 the Company exchanged the warrant to purchase 6,600,000 shares at $15 per share for a new warrant to purchase 1,389,000 shares at $5 per share. On June 27, 2003, this warrant was net exercised for 254,566 shares of common stock.

In February 2001, the Company issued a warrant to purchase 300,000 shares of common stock to Greenwich Capital in connection with a warehouse agreement at an exercise price of $1.55 per share until February 23, 2006. In July 2003, Greenwich Capital assigned a portion of the warrant to an institutional investor in the amount of 150,000 common shares. At September 30, 2003, both warrants remain outstanding.

In June 2002, the Company issued a warrant to purchase 800,000 shares of common stock to Merrill Lynch Mortgage Capital, Inc. in connection with a line of credit agreement at an exercise price of $1.22 per share until June 1, 2005. At September 30, 2003, this warrant remained outstanding.

6. LOANS HELD-FOR-SALE

The inventory of mortgage and home equity loans consists primarily of first and second trust deed mortgage loans and home equity lines of credit on residential properties located throughout the United States. All mortgage and home equity loans held-for-sale are pledged as collateral for borrowings at December 31, 2002 and September 30, 2003 (see Note 10).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. All of the auto loans held-for-sale are pledged as collateral for borrowings at December 31, 2002 and September 30, 2003 (see Note 10). The following summarizes loans held-for-sale at December 31, 2002 and September 30, 2003 (dollars in thousands):

                                                 December 31,  September 30,
                                                     2002          2003
                                                 ------------  ------------
Mortgage....................................... $    370,854  $     50,635
Home equity....................................       17,851         9,012
Auto...........................................        4,048         7,772
Net deferred origination revenue...............          633           129
                                                 ------------  ------------
                                                $    393,386  $     67,548
                                                 ============  ============

Included in loans held-for-sale is a SFAS 133 fair value adjustment amount of $2.0 million and $0.6 million at December 31, 2002 and September 30, 2003, respectively. The SFAS 133 amount represents the change in fair value from rate lock commitment date to funding of those loans held-for-sale. The total fair value of loans held-for-sale, including the expected embedded gain on those loans, is $401.7 and $68.6 million at December 31, 2002 and September 30, 2003, respectively.

7. ACCOUNTS RECEIVABLE, PREPAIDS AND OTHER CURRENT ASSETS

The following summarizes accounts receivable, prepaids and other current assets at December 31, 2002 and September 30, 2003 (dollars in thousands):

                                                 December 31,  September 30,
                                                     2002          2003
                                                 ------------  ------------
Prepaids....................................... $      3,511  $      4,322
Accounts receivable............................        4,152        17,966
Interest receivable............................        1,432         1,165
SFAS 133.......................................          956         1,191
Deferred tax asset.............................          728           728
Deposits.......................................           --            73
                                                 ------------  ------------
                                                $     10,779  $     25,445
                                                 ============  ============

Included in prepaids at December 31, 2002 and September 30, 2003 are prepayments for sales and marketing in the amounts of $0.6 and $2.4 million, respectively. Included in accounts receivable is the receivable due to the Company from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $1.9 million and $14.5 million at December 31, 2002 and September 30, 2003, respectively (see Note 10). SFAS 133 is related to the fair value of derivatives at December 31, 2002 and September 30, 2003.

8. RETAINED INTERESTS IN AUTO LOANS

In June 2002, the Company created a qualified special purpose entity, E-Loan Auto Fund One, LLC ("E-Loan Auto"), which purchases prime auto loans from the Company and then holds the loans. For the three and nine months ended September 30, 2003, the Company sold $150.0 million and $388.6 million in auto loans to E-Loan Auto and recognized $1.9 million and $5.3 million in related non-cash gain on sale. In exchange for the loans sold, the Company received cash of $149.3 million and $386.7 million from E-Loan Auto and a retained interest valued at $2.6 million and $7.2 million in the loans sold to E-Loan Auto. From inception through September 30, 2003, the Company has sold $562.0 million in auto loans to E-Loan Auto and recognized $8.4 million in related non-cash gain on sale. For the three months ended September 30, 2003, the average loan characteristics on auto loans sold to E-Loan Auto were $18,162 loan size, 729 credit score, 17.1% new versus used car, and an average APR of 5.27%. The retained interest represents the Company's portion of the present value of the expected excess cash flows over the life of the loans, remaining after payment of interest, servicing fees and credit losses. Included in the retained interest is a contributed basis in the loans sold to E-Loan Auto of 0.5%. The contributed basis is the difference between the loan amount and the cash sale proceeds received from E-Loan Auto of 99.5% (of the unpaid principal balance), which represents over collateralization in those loans. Cash flows are to be distributed by E-Loan Auto in the following manner: first to the hedge counterparty, second to the servicer, custodian and administrator, third to the lender for interest expense, fourth to the lender for principal payments, fifth to the Company and the lender any remaining cash flows, to be split 85% and 15%, respectively, up to $800 million in originations. After $800 million in originations, all remaining cash flows will be paid directly to the Company. The servicing fee is passed through to a sub-servicer of the Company, and as such the Company does not capitalize a servicing asset for the loans sold to E-Loan Auto, since the cost to sub-service equals the servicing fee.

The following table provides a summary of activity in the retained interests in auto loans:

Beginning Balance 01/01/03	$ 3,969
Contributed basis in loans sold to E-Loan Auto	1,943
Non-cash gain on sale	5,285
Accretion of present value discount	729
Excess cash flows received	(1,088)
Ending Balance 09/30/03	$ 10,838

At September 30, 2003, key valuation assumptions used to value the retained interests and the sensitivity of those assumptions to immediate 10% and 25% adverse changes in those assumptions are as follows:

September 30, 2003 (dollars in thousands)
Balance sheet carrying value of retained interests - fair value	$10,838
Weighted-average life (in months)	52.6
Prepayment speed assumptions (ABS)	1.2
Impact on fair value of 10% adverse change (1.32)	($243)
Impact on fair value of 25% adverse change (1.50)	($614)
Expected credit losses (life of loan loss rate)	72 bps
Impact on fair value of 10% adverse change (79 bps)	($245)
Impact on fair value of 25% adverse change (90 bps)	($634)
Residual cash flows discount rate (average annual rate)	12.0%
Impact on fair value of 10% adverse change (13.2%)	($234)
Impact on fair value of 25% adverse change (15.0%)	($570)

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

9. NOTES PAYABLE

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, National Association to support working capital needs. The interest rate charged on borrowings against these funds is based on LIBOR plus 2% and is payable monthly. This line of credit agreement requires the Company to comply with various financial and non-financial covenants. In particular, the Company must not permit quarterly net income to be less than zero. The line of credit expires on June 30, 2004.

10. WAREHOUSE AND OTHER LINES PAYABLE

As of September 30, 2003, the Company had a warehouse line of credit for borrowings of up to $150 million for the interim financing of mortgage loans with GMAC Bank. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. This line of credit agreement requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million. The Company was in compliance with these covenants during the three and nine months ended and at September 30, 2003. The committed line of credit expires on November 30, 2003.

As of September 30, 2003, the Company had a warehouse line of credit for borrowings of up to $75 million for the interim financing of mortgage loans with Residential Funding Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. This line of credit agreement requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million and must not permit quarterly net income to be less than zero. The Company was not in compliance with its current ratio covenant for the months ended April 30 and May 31, 2003 and subsequently obtained a waiver from the lender. The Company was in compliance with all covenants during the three months ended and at September 30, 2003. The committed line of credit expires on December 31, 2003.

As of September 30, 2003, the Company had an agreement to finance up to $475 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash) or the highest amount required by any other lender or agreement. The Company was in compliance with these covenants during the three and nine months ended and at September 30, 2003. The line expires on March 30, 2004.

In addition, the Company has an uncommitted mortgage loan purchase and sale agreement with Greenwich Capital. Under the terms of this agreement, mortgage loans which are subject to a mandatory sell forward commitment between the Company and an investor, but have not yet been purchased, may be sold to Greenwich Capital with the accompanying trade assignment. This allows the Company to accelerate turnover and provide additional liquidity to fund additional mortgage loans. Revenue derived from sales under this agreement is included as a receivable on the balance sheet (see Note 7). The balance of loans sold related to these receivables was $48.7 million and $307.1 million as of December 31, 2002 and September 30, 2003, respectively.

As of September 30, 2003, the Company had a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to their sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility expires on July 13, 2004. This line includes various financial and non-financial covenants. The Company was in compliance with these covenants during the three and nine months ended and at September 30, 2003.

The following summarizes warehouse and other lines payable at December 31, 2002 and June 30, 2003 (dollars in thousands):

                                                 December 31,  September 30,
                                                     2002          2003
                                                 ------------  ------------
Warehouse lines - GMAC......................... $     68,955  $     38,681
Warehouse lines - Greenwich....................      311,549        17,170
Warehouse lines - RFC..........................           --            --
Line of credit - Auto..........................        3,143         4,931
                                                 ------------  ------------
                                                $    383,647  $     60,782
                                                 ============  ============

11. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following summarizes accounts payable, accrued expenses and other current liabilities at December 31, 2002 and September 30, 2003 (dollars in thousands):

                                                 December 31,  September 30,
                                                     2002          2003
                                                 ------------  ------------
Accounts payable............................... $      4,637  $      8,683
Accrued compensation...........................        2,710         4,653
Income tax payable.............................        1,665         1,479
Other current liabilities......................        1,898         1,831
Reserves.......................................          900         2,352
Interest payable...............................          529           353
                                                 ------------  ------------
                                                $     12,339  $     19,351
                                                 ============  ============

Included in other current liabilities is an amount related to the fair value of SFAS 133 derivatives of $1.7 and $1.7 million at December 31, 2002 and September 30, 2003, respectively.

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

Loss reserves due to violations of representations and warranties are recorded based on a percentage of current month originations. The Company currently calculates this loss rate exposure based on similar lending portfolios. Once the Company has endured a complete economic cycle, the rate will be determined based on actual losses as a percentage of origination volume on a historical basis. Premium repayment reserves, generated through early loan prepayments, are recorded based on a rate determined by calculating actual prepayments as a percentage of originations on a historical basis applied to current month originations. The following illustrates the changes in the reserve balance for the three and nine months ended September 30, 2003 by product (in thousands):

                                                                   Home
                                                   Mortgage       Equity        Auto         Total
                                                 ------------  ------------  -----------  -----------
Balance at 1/1/03.............................. $        618  $        161  $       121  $       900
   Increase to reserve.........................          743           201          119        1,063
   Losses incurred.............................         (285)          (73)         (34)        (392)
                                                 ------------  ------------  -----------  -----------
Balance at 03/31/03............................ $      1,076  $        289  $       206  $     1,571
   Increase to reserve.........................          455           385           18          858
   Losses incurred.............................          (77)         (284)          (1)        (362)
                                                 ------------  ------------  -----------  -----------
Balance at 06/30/03............................ $      1,454  $        390  $       223  $     2,067
   Increase to reserve.........................          191           183           10          384
   Losses incurred.............................          (86)           (5)          (8)         (99)
                                                 ------------  ------------  -----------  -----------
Balance at 09/30/03............................ $      1,559  $        568  $       225  $     2,352
                                                 ============  ============  ===========  ===========

12. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues (in thousands):

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                     2002          2003         2002         2003
                                                 ------------  ------------  -----------  -----------
Revenues:
   Mortgage.................................... $     16,773  $     26,856  $    41,326  $    82,212
   Interest income on mortgage loans...........        4,548         5,138       10,524       15,155
   Home equity.................................        3,129         7,412        8,680       16,685
   Interest income on home equity loans........          705         1,342        1,461        2,449
   Auto........................................        3,036         2,646        7,576        8,119
   Other.......................................          246           382          621        1,029
                                                 ------------  ------------  -----------  -----------
         Total revenues........................ $     28,437  $     43,776  $    70,188  $   125,649
                                                 ============  ============  ===========  ===========

The following table provides the components of other income, net (in thousands):

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                     2002          2003         2002         2003
                                                 ------------  ------------  -----------  -----------
Interest on short-term investments............. $         52  $         40  $       193  $       143
Interest on retained interest asset............           --           281           --          729
Interest expense on non-warehouse
   facility borrowings.........................           (1)          (25)        (159)         (33)
Other..........................................           --            --           --            5
                                                 ------------  ------------  -----------  -----------
                                                $         51  $        296  $        34  $       844
                                                 ============  ============  ===========  ===========

13. OPERATING EXPENSES

The following table provides the components of operating expenses (in thousands):

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                     2002          2003         2002         2003
                                                 ------------  ------------  -----------  -----------
Compensation and benefits...................... $     11,152  $     15,109  $    29,832  $    45,308
Processing costs...............................        1,353           371        2,410        1,862
Advertising and marketing......................        5,122        10,564       14,276       28,000
Professional services..........................        1,069         2,218        2,452        5,703
Occupancy costs................................        1,166         1,442        3,085        4,561
Computer and internet..........................          306           412          813        1,269
General and administrative.....................        1,613         1,784        4,319        5,298
Interest expense on warehouse borrowings.......        3,109         3,122        6,806        9,180
                                                 ------------  ------------  -----------  -----------
         Total operating expenses.............. $     24,890  $     35,022  $    63,993  $   101,181
                                                 ============  ============  ===========  ===========

Commissions and bonus compensation comprised 30% and 24% of total compensation and benefits in the three months ended September 30, 2002 and 2003. Commissions and bonus compensation comprised 25% and 26% of total compensation and benefits in the nine months ended September 30, 2002 and 2003.

The following table provides detail of the operations component of total operating expenses classified by the following revenue-related categories (in thousands):

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                     2002          2003         2002         2003
                                                 ------------  ------------  -----------  -----------
Mortgage ...................................... $      7,822  $      9,708  $    19,638  $    28,823
Interest expense on mortgage loans.............        2,289         2,435        5,102        7,339
Home equity....................................        2,333         3,733        5,508        9,932
Interest expense on home equity loans..........          392           647          743        1,467
Auto...........................................        2,430         2,543        6,383        9,029
Other..........................................           17            --           88           --
                                                 ------------  ------------  -----------  -----------
Total operations............................... $     15,283  $     19,066  $    37,462  $    56,590
                                                 ============  ============  ===========  ===========

14. COMMITMENTS AND CONTINGENCIES

FINANCIAL INSTRUMENT CONTINGENCIES

E-LOAN originates mortgage and home equity loans and manages the market risk related to these loans through various hedging programs. Additionally, in September 2003, the Company began managing its interest rate exposure related to auto loan approvals.

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

At September 30, 2003, the Company had provided locks to originate loans amounting to approximately $322.0 million (the "locked pipeline"). At September 30, 2003, the Company had entered into non-mandatory forward loan sale agreements amounting to approximately $263.1 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to the risk that these counterparties may be unable to meet the terms of these sale agreements. The investors are well-established U.S. financial institutions; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

At September 30, 2003, the Company had entered into mandatory sell forward commitments amounting to approximately $98.0 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market value of unsold loans. At September 30, 2003, the Company had entered into $38.5 million of commitments with third party investors to deliver loans related to funded loans held-for-sale.

The Company issues auto loan approvals on its prime loan production. Approved auto loan applicants are provided a guaranteed rate for up to a 45 day period. At September 30, 2003, the Company had entered into amortizing swap contracts in the amount of $26.0 million.

Future Commitments

The Company has future payment commitments for leases and non-cancelable TV media aggregating $2.5 million, $4.5 million, $2.7 million and $2.7 million for the years 2003, 2004, 2005 and 2006, respectively. The Company has commitments of $9.3 million for the years 2007 and beyond.

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

The Company's auto revenues on sub-prime loans are derived from the origination and sale of self-funded loans and from the brokering of auto loans. In the third quarter of 2003, the Company transitioned its sub-prime loan platform from self-funding to referral basis. Going forward, the Company will not be funding sub-prime auto loans. Auto brokerage revenues are comprised of a set origination fee. These revenues are recognized at the time a loan is closed. Self-funded loans are funded through an auto line of credit and sold to auto loan purchasers typically within ten business days. In April 2001, the Company began funding its auto loans prior to sale with borrowings against an auto line of credit. Self-funded loan revenues consist of the mark-up to the lending partner's loan price or a set origination fee. These revenues are recognized at the time a loan is sold.

OTHER REVENUES

The Company generates revenues from fees paid by various partners in exchange for consumer loan applications generated by advertising such partners' products on the Company's website. The current consumer loan programs offered include credit cards and unsecured personal loans. Additionally, the Company earns revenue from its credit report services. Other revenues generated approximately 1% of the total revenues in the three and nine months ended September 30, 2002 and 2003.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,
                                                            2002         2003         2002         2003
                                                         -----------  -----------  -----------  -----------
Revenues ..............................................         100%        100%        100%        100%

Operating expenses:
    Operations ........................................          54%         44%         53%         45%
    Sales and marketing................................          23%         27%         25%         25%
    Technology.........................................           5%          5%          6%          5%
    General and administrative.........................           5%          5%          7%          5%
                                                         -----------  -----------  -----------  -----------
           Total operating expenses....................          87%         81%         91%         80%
                                                         -----------  -----------  -----------  -----------
Income from operations.................................          13%         19%          9%         20%
Other income, net......................................          -- %          1%         -- %          1%
                                                         -----------  -----------  -----------  -----------
Income before taxes....................................          13%         20%          9%         21%
Income taxes...........................................          (2)%         (2)%         (1)%         (2)%
                                                         -----------  -----------  -----------  -----------
Net income.............................................          11%         18%          8%         19%
                                                         ===========  ===========  ===========  ===========

Revenues

The following table provides the components of revenue shown as a percentage of total revenues:

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,
                                                            2002         2003         2002         2003
                                                         -----------  -----------  -----------  -----------
Revenues:
   Mortgage............................................          59%         61%         59%         66%
   Interest income on mortgage loans...................          16%         12%         15%         12%
   Home equity.........................................          11%         17%         12%         13%
   Interest income on home equity loans................           2%          3%          2%          2%
   Auto................................................          11%          6%         11%          6%
   Other...............................................           1%          1%          1%          1%
                                                         -----------  -----------  -----------  -----------
         Total revenues................................         100%        100%        100%        100%
                                                         ===========  ===========  ===========  ===========

Revenues increased $15.4 million to $43.8 million for the three months ended September 30, 2003 from $28.4 million for the three months ended September 30, 2002. Revenues increased $55.4 million to $125.6 million for the nine months ended September 30, 2003 from $70.2 million for the nine months ended September 30, 2002. A significant portion of these increases resulted from growth in the dollar volume of mortgage and home equity loans closed and sold, as well as an increase in the revenue per loan for both mortgage and home equity. Mortgage revenues increased $10.1 million to $26.9 million for the three months ended September 30, 2003 from $16.8 million for the three months ended September 30, 2002. Mortgage revenues increased $40.9 million to $82.2 million for the nine months ended September 30, 2003 from $41.3 million for the nine months ended September 30, 2002. Prime refinance mortgages accounted for 81% and 52% of mortgage closed loan volume and 78% and 61% of mortgage revenue in the three months ended September 30, 2002 and 2003, respectively. The Company expects refinance activity to decline significantly in the remainder of 2003 and purchase and non-prime mortgage volume to decline, but by a smaller percentage than the industry. The Company expects mortgage revenue (excluding interest income) in 2003 to exceed 2002 levels. Home equity revenues increased $4.3 million to $7.4 million for the three months ended September 30, 2003 from $3.1 million for the three months ended September 30, 2002. Home equity revenues increased $8.0 million to $16.7 million for the nine months ended September 30, 2003 from $8.7 million for the nine months ended September 30, 2002. The Company expects that home equity revenues will grow in the remainder of 2003 as volumes increase. Revenues also increased due to an increase in interest income earned on mortgage and home equity loans. Auto revenues decreased $0.4 million to $2.6 million for the three months ended September 30, 2003 from $3.0 million for the three months ended September 30, 2002. Auto revenues increased $0.5 million to $8.1 million for the nine months ended September 30, 2003 from $7.6 million for the nine months ended September 30, 2002. Auto refinance loans accounted for 36% and 57% of auto closed loan volume in the three months ended September 30, 2002 and 2003, respectively. The increase in auto revenues from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is largely a result of the new QSPE structure introduced in June 2002 that improved our ability to offer competitive rates to consumers which increased prime auto loan volume. In the third quarter of 2003, the Company transitioned its sub-prime loan platform from self-funding to referral basis. Going forward, the Company will not be funding sub-prime auto loans. The Company expects that auto revenues will decrease slightly through the remainder of 2003 as a result of a reduction in prime auto loan volume and a decrease in auto purchases due to the seasonality of the auto sales industry.

The following table summarizes dollar volume of loans closed and sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                        Three Months Ended      Nine Months Ended
                          September 30,           September 30,
                         2002        2003        2002        2003
                      ----------  ----------  ----------  ----------
Mortgage
$ Volume             $  944,538  $1,289,200  $2,627,834  $3,613,950
Revenue              $   16,773  $   26,856  $   41,326  $   82,212
BPS                         178         208         157         227

Home Equity
$ Volume             $  123,879  $  275,227  $  345,652  $  635,185
Revenue              $    3,129  $    7,412  $    8,680  $   16,685
BPS                         253         269         251         263

Auto
$ Volume             $  169,305  $  193,582  $  460,501  $  526,417
Revenue              $    3,036  $    2,646  $    7,576  $    8,119
BPS                         179         137         165         154

The following table reflects the percentages of the Company's mortgage closed loan volume from purchase and refinance loans as compared to the total market (according to Mortgage Bankers Association of America) through 2003. The Mortgage Bankers Association of America data for the third quarter of 2003 below represents its estimate as of October 22, 2003:

                      2000     2001     2002    Q1 03    Q2 03    Q3 03
                    -------- -------- -------- -------- -------- --------
E-LOAN Mortgage*
    Purchase             61%      16%      21%      25%      32%      48%
    Refinance            39%      84%      79%      75%      68%      52%

Total Market*
    Purchase             81%      43%      41%      29%      32%      32%
    Refinance            19%      57%      59%      71%      68%      68%

* Excludes home equity and auto loan volume

Operating Expenses

Total Operating Expenses. Total operating expenses increased $10.1 million to $35.0 million for the three months ended September 30, 2003 from $24.9 million for the three months ended September 30, 2002. Total operating expenses increased $37.2 million to $101.2 million for the nine months ended September 30, 2003 from $64.0 million for the nine months ended September 30, 2002. The increase over the nine months was primarily due to increases in interest expense on warehouse borrowings, due to higher volumes, as well as increases in compensation and benefits due to growth in headcount. Total operating expenses also increased in both the three and nine months due to additional advertising and marketing spend.

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

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                                    Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                     2002          2003         2002         2003
                                                 ------------  ------------  -----------  -----------
Mortgage ...................................... $      7,822  $      9,708  $    19,638  $    28,823
Interest expense on mortgage loans.............        2,289         2,435        5,102        7,339
Home equity....................................        2,333         3,733        5,508        9,932
Interest expense on home equity loans..........          392           647          743        1,467
Auto...........................................        2,430         2,543        6,383        9,029
Other..........................................           17            --           88           --
                                                 ------------  ------------  -----------  -----------
Total operations............................... $     15,283  $     19,066  $    37,462  $    56,590
                                                 ============  ============  ===========  ===========

Operations expense increased $3.8 million to $19.1 million for the three months ended September 30, 2003 from $15.3 million for the three months ended September 30, 2002. Operations expense increased $19.1 million to $56.6 million for the nine months ended September 30, 2003 from $37.5 million for the nine months ended September 30, 2002. Operations expense decreased as a percentage of revenue from 54% to 44% and 53% to 45% for the three and nine months ended September 30, 2002 and 2003, respectively. The increase in absolute dollars is primarily due to increases in mortgage, home equity and auto operations expenses, due to higher volumes. In the nine months ended September 30, 2003, auto operations expense included expenses of approximately $1.3 million related to the one-time transition of auto operations from Florida to California. The Company completed the transition in June.

Direct Margin. Direct margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (dollars in thousands):

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                       2002       2003       2002       2003
                                     ---------  ---------  ---------  ---------
Mortgage........................... $   8,951  $  17,148  $  21,688  $  53,389
Mortgage interest margin...........     2,259      2,703      5,422      7,816
Home equity........................       796      3,679      3,172      6,753
Home equity interest margin........       313        695        718        982
Auto...............................       606        103      1,193       (910)
Other..............................       229        382        533      1,029
                                     ---------  ---------  ---------  ---------
Total direct margin................ $  13,154  $  24,710  $  32,726  $  69,059
                                     =========  =========  =========  =========

Direct margin increased $11.5 million to $24.7 million for the three months ended September 30, 2003 from $13.2 million for the three months ended September 30, 2002. Direct margin increased $36.4 million to $69.1 million for the nine months ended September 30, 2003 from $32.7 million for the nine months ended September 30, 2002. The growth in direct margin is due largely to the contribution from mortgage volume coupled with technology and process improvements. Additionally, the increase in direct margin is due to the positive spread of interest income over interest expense. The Company anticipates that mortgage revenue per loan will decline significantly in the remainder of 2003, as the overall level of refinance activity declines and competitive pricing pressure increases. Auto direct margin was negative in the nine months ended September 30, 2003 due to the one-time expense of approximately $1.3 million for the nine months ended September 30, 2003 related to the transition of auto operations from Florida to California.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses related to advertising, promotion and distribution partnerships and employee compensation and other expenses related to personnel. Sales and marketing expense increased $5.4 million to $11.9 million for the three months ended September 30, 2003 from $6.5 million for the three months ended September 30, 2002. Sales and marketing expense increased $14.0 million to $31.8 million for the nine months ended September 30, 2003 from $17.8 million for the nine months ended September 30, 2002. Sales and marketing expense increased as a percentage of revenue from 23% to 27% for the three months ended September 30, 2002 and 2003, respectively, and remained constant as a percentage of revenue at 25% for the nine months ended September 30, 2002 and 2003. Sales and marketing expenses are expected to increase to approximately 36% of total revenues in the fourth quarter of 2003.

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense increased $0.6 million to $2.0 million for the three months ended September 30, 2003 from $1.4 million for the three months ended September 30, 2002. Technology expense increased $1.9 million to $6.0 million for the nine months ended September 30, 2003 from $4.1 million for the nine months ended September 30, 2002. Technology expense remained constant as a percentage of revenue at 5% for the three months ended September 30, 2002 and 2003, respectively. Technology expense decreased as a percentage of revenue from 6% to 5% for the nine months ended September 30, 2002 and 2003, respectively, Technology expenses are expected to stay fairly constant in absolute dollars in the upcoming quarters.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense increased $0.4 million to $2.1 million for the three months ended September 30, 2003 from $1.7 million for the three months ended September 30, 2002. General and administrative expense increased $2.1 million to $6.8 million for the nine months ended September 30, 2003 from $4.7 million for the nine months ended September 30, 2002. General and administrative expense remained constant as a percentage of revenue at 5% for the three months ended September 30, 2002 and 2003, respectively and decreased as a percentage of revenue from 7% to 5% for the nine months ended September 30, 2002 and 2003, respectively. General and administrative expenses are expected to stay fairly constant in absolute dollars in the upcoming quarters.

Other Income, net. Other income, net, increased $0.2 million to $0.3 million for the three months ended September 30, 2003 from income of $0.1 million for the three months ended September 30, 2002. Other income, net, increased $0.8 million to $0.8 million for the nine months ended September 30, 2003 from income of $0 million for the nine months ended September 30, 2002. The increase is primarily attributable to the interest income generated from the retained interest asset.

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

Valuation of derivative instruments. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), as subsequently amended by Statement of Financial Accounting No. 138. In accounting for its derivative financial instruments, SFAS 133 requires an entity to recognize all derivative assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use in assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffectiveness of the hedge. These methods must be consistent with the entity's approach to managing risk. The Company is a party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. When the borrower locks their interest rate, the Company effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for the specified time period. Under SFAS 133 mortgage interest rate locks are derivatives. The Company is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Company utilizes either a best efforts sell forward commitment or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Both best efforts and mandatory sell forward sale commitments are derivatives under SFAS 133. Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory forward sale commitments are recorded as unrealized gains and losses and are included in the statement of operations in mortgage revenue. Once the mortgage loan is funded the Company hedges changes in the fair value of the loan, if not previously hedged at time of lock through use of a best efforts sell forward agreement, by entering into a forward delivery commitment at a specified price.

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The Company designates forward delivery commitments, where the company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all non-mandatory forward sale agreements as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a non-mandatory forward sale agreement has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to non-mandatory forward sale agreements or delivery commitments during the three and nine months ended September 30, 2003.

In September 2003, the Company began hedging its interest rate risk on auto loan approvals. When the Company issues an auto loan approval, the Company extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for up to a 45-day period. Under SFAS 133, auto loan approvals are not considered derivatives. However, the company is still exposed to interest rate risk from issuance of approval to loan sale. The Company enters into amortizing swap contracts to economically hedge the interest rate changes in auto loan approvals. These swap contracts are considered derivatives under SFAS 133. The Company marks-to-market any changes in the value of outstanding swap contracts, which are recorded as unrealized gains and losses and included in the statement of operations in auto revenue.

Capitalized software. In 1999, the Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that the Company expense computer software costs as they are incurred in the preliminary project stage. Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are generally amortized over one to three years on a straight-line basis. As of September 30, 2003, the Company had capitalized approximately $7.0 million in internally developed software costs of which $3.6 million had been amortized.

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

Deferred Tax Asset. The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced. Due to the uncertainty surrounding the realization of favorable attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets at September 30, 2003. The Company did not set up a valuation allowance against the state deferred tax asset that arose in 2002 because it is expected to be fully realized in 2003. The provision for income tax expense represents taxes payable for the current period, plus the net change in deferred tax assets and liabilities.

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

Net cash used by operating activities was $103.7 million for the nine months ended September 30, 2002. This was primarily due to the use of cash from the increase in loans-held-for-sale, the retained interest in auto loans and accounts receivable, offset by cash provided by net income. The increase in loans held-for-sale as of September 30, 2002 is due to the amount of loans funded exceeding the amount of loan sales in the period.

Net cash provided by operating activities was $338.6 million for the nine months ended September 30, 2003. Net cash provided by operating activities during the nine months ended September 30, 2003 was primarily due to the cash provided from the decrease in loans held-for-sale plus net income, offset by the use of cash due to the increase of the retained interest in auto loans and other assets. The decrease in loans held-for-sale as of September 30, 2003 is due to the amount of loan sales in the period exceeding the amount of loans funded. A funded loan remains held-for-sale until it is sold. During the nine months ended September 30, 2003, the Company sold substantially all of the loans included in the loan balance at December 31, 2002, as well as substantially all of the loans funded during the nine months ended September 30, 2003. This had a positive impact on revenue in the current quarter as we recognize revenue on self-funded loans at time of sale.

Net cash used in investing activities was $2.7 million and $7.6 million for the nine months ended September 30, 2002 and 2003, respectively. Net cash used in investing activities was primarily for the purchase of software, furniture, equipment and leasehold improvements.

Net cash provided by financing activities was $106.5 million for the nine months ended September 30, 2002. Net cash provided financing activities during the nine months ended September 30, 2002 was primarily from net proceeds from borrowings under the Company's warehouse lines of credit and other credit facilities. The ongoing funding of loans is facilitated through the use of warehouse and other lines of credit.

Net cash used in financing activities was $318.3 million for the nine months ended September 30, 2003. Net cash used in financing activities during the nine months ended September 30, 2003 was primarily from net repayments on the Company's warehouse lines of credit and other credit facilities, offset by cash provided from the issuance of common stock.

The Company has a warehouse line of credit for borrowings of up to $150 million for the interim financing of mortgage loans with GMAC Bank. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on November 30, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement requires the Company to comply with various financial and non- financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million in addition to the requirement that the Company maintain at least one other warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement during the three and nine months ended and at September 30, 2003.

The Company has a warehouse line of credit for borrowings of up to $75 million for the interim financing of mortgage loans with Residential Funding Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on December 31, 2003. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million , maintain at least one other warehouse facility of no less than $100 million, and must not permit quarterly net income to be less than zero. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was not in compliance with its current ratio covenant for this agreement for the months ended April 30, and May 31, 2003, and subsequently obtained a waiver from the lender. The Company was in compliance with all covenants during the three months ended and at September 30, 2003.

The Company has an agreement to finance up to $475 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. The line requires the restriction of $2.5 million in cash as additional collateral. The line expires March 30, 2004. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million (including Restricted Cash) or the highest amount required by any other lender or agreement. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $50 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all debt covenants for this agreement during the three and nine months ended and at September 30, 2003.

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

The Company has a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to the sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility expires on July 13, 2004. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. The Company was in compliance with all debt covenants for this agreement during the three and nine months ended and at September 30, 2003.

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

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, National Association. The interest rate charged on borrowings against these funds is based on LIBOR plus 2% and is payable monthly. This line of credit agreement requires the Company to comply with various financial and non-financial covenants. In particular, the Company must not permit quarterly net income to be less than zero. The line expires on June 30, 2004. As of September 30, 2003, the Company had a balance of $2.7 million on this line of credit.

The Company believes that its existing cash and cash equivalents as of September 30, 2003 will be sufficient to fund its operating activities, capital expenditures and other obligations for the next twelve months. However, if during that period or thereafter the Company is not successful in generating sufficient cash flow from operations, or in raising additional funds when required in sufficient amounts and on terms acceptable to the Company, it could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be reduced.

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

While we achieved our first profitable year during fiscal 2002, we have a history of losses, and we may not be able to maintain profitability.

While we achieved our first profitable year during 2002, we have an accumulated deficit of $183.8 million, as of September 30, 2003. Because we expect that our operating costs will increase to accommodate expected growth in loan applications, we will need to generate significant revenues to maintain profitability. We may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

Interest rate fluctuations could significantly reduce customers' incentive to refinance existing mortgage loans.

A significant percentage of our mortgage customers use our services to refinance existing mortgages and they are motivated to do so primarily when interest rates fall below the rates of their existing mortgages. In an environment of rising or high interest rates relative to the interest rates on existing loans, consumers' incentive to refinance will be greatly reduced and the number of loans that we originate could significantly decline. As a result, our business and results of operations may be adversely affected.

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

We attempt to manage our interest rate risk exposure on mortgage loan interest rate locks through hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans we expect to fund. An effective hedging strategy is complex, and we have limited experience administering a hedging program. A successful hedging program depends in part on our ability to properly estimate the number of loans that will actually close and is subject to fluctuations in the prices of mortgage-backed securities, which do not necessarily move in tandem with the prices of loans we originate and close. To the extent that we implement a hedging strategy but are unable to effectively match our purchases and sales of mortgage-backed securities with the sale of the closed loans we have originated, our gains on sales of mortgage loans will be reduced, or we will experience a net loss on those sales. In addition, in September 2003, we began managing our interest rate exposure related to our auto loan approvals by entering into amortizing swap contracts. Approved auto loan applicants are provided a guaranteed rate for up to a 45 day period. To the extent that we implement a hedging strategy but are unable to effectively match our coverage with anticipated loan volume, it is possible that we could experience a net loss on those loan approvals. Finally, if we are unable to obtain the necessary liquidity to execute our hedging programs through multiple hedge counterparties, our hedging strategy may not succeed. We currently have one counter-party for auto hedging and 15 counterparties for mortgage hedging.

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

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At September 30, 2002 and 2003, we had 601 and 890 full-time employees, respectively.

Our future success is dependent upon increased acceptance of the internet by consumers and lenders as a medium for lending.

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

The termination of one or more of our mortgage funding sources would adversely affect our business.

We depend on GMAC Bank, formerly GE Capital Mortgage Services, Inc. ("GMAC Bank"), Greenwich Capital Financial Products, Inc. ("Greenwich Capital") and Residential Funding Corporation to finance our self- funded mortgage loan activities through the warehouse credit facilities they provide. If any of these warehouse credit facilities becomes unavailable, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants on any of our lines could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. In the past, we have had to obtain waivers from our warehouse lenders as a result of our failure to comply with covenants regarding the issuance of capital stock, excess asset purchases and our failure to meet financial ratios. More recently, we obtained a waiver from one of our warehouse lenders due to a failure to meet a current ratio covenant for the months ended April 30 and May 31, 2003. Our agreement with Greenwich Capital expires on March 30, 2004, our agreement with GMAC Bank expires on November 30, 2003 and our agreement with Residential Funding Corporation expires on December 31, 2003. Upon expiration of these agreements management believes it will either renew its existing warehouse credit facilities or obtain sufficient additional credit facilities. However, we cannot assure you that these agreements will be renewed or extended past their current expiration dates, and additional sources of funding for our mortgage loans may not be available on favorable terms or at all.

The termination of our auto line of credit would adversely affect our business.

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

We are primarily dependent on two loan purchasers for all of our home equity business.

For the nine months ended September 30, 2003, the majority of our home equity loans were purchased by Wells Fargo Bank and the Provident Bank pursuant to Home Equity Loan/Line Purchase Agreements. If either loan purchaser is unable or unwilling to purchase our home equity loans, we may experience delays in our ability to accept or process home equity loan applications until we are able to secure new sources of loan purchasers. Sufficient additional sources of loan purchasers for our home equity loans may not be available on favorable terms or at all.

We are dependent on one loan purchaser for all of our auto loan business.

We currently sell all of our prime auto loans to E-Loan Auto Fund One, LLC, a qualified special purpose entity (QSPE). The QSPE is dependent on Merrill Lynch Bank USA to provide the necessary financing to continue purchasing loans from us. If Merrill Lynch Bank USA is unable or unwilling to provide continuing financing to the QSPE, additional forms of financing may not be available on favorable terms or at all.

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

The loss of our relationship with any of our significant providers of automated underwriting would have an adverse effect on our business.

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

We attempt to minimize the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market, through our hedging activities. Individual mortgage loan risks are aggregated by loan type and pipeline production status, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. We currently hedge our mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities and both mandatory and non-mandatory forward loan sale agreements with the ultimate investor. We determine which alternative provides the best execution in the secondary market. In addition, we do not believe our net interest income would be materially affected as a result of concurrent changes in long-term and short-term interest rates due to the short duration of time loans are held on the balance sheet prior to being sold (typically under thirty days). In September 2003, we began managing our interest rate exposure related to our auto loan approvals by entering into amortizing swap contracts.

We believe that we have implemented a cost-effective hedging program to provide a high level of protection against changes in the market value of rate-lock commitments and auto loan approvals. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

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

Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 31, 2003 and our previous Quarterly Reports on Form 10-Q, which disclose claims which have been filed against the Company. There have been no material developments with respect to these claims since the previously filed Annual and Quarterly Reports.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

3.1	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999 (1)
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated February 15, 2001 (2)
3.3	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001 (2)
10.21	First Amendment to Servicing and Custodian Agreement with E-Loan Auto Fund LLC and Systems & Services Technologies, Inc. dated July 14, 2003 PDF
10.23	Fourteenth Modification Agreement with GMAC dated August 11, 2003 PDF
10.24	Tri-Party Letter Agreement with Residential Funding Corporation and Greenwich Capital Financial Products, Inc. dated August 18, 2003 PDF
10.25	Amendment Two to Marketing, Promotion, Distribution, and Related Services Agreement with zipRealty, Inc. dated August 22, 2003* PDF
10.26	Mortgage Loan Custodial Agreement with Greenwich Capital Financial Products, Inc. and GMAC dated September 1, 2003 PDF
10.27	Second Amendment to Servicing and Custodian Agreement with E-Loan Auto Fund LLC and Systems & Services Technologies, Inc. dated September 1, 2003 PDF
10.28	Sixteenth Modification Agreement with GMAC Bank dated September 10, 2003 PDF
10.29	Amendment Number Seven to the Master loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated September 16, 2003 PDF
10.30	Letter Agreement regarding Sale of Warehouse Credit Agreement from GMAC Bank dated September 23, 2003 PDF
10.31	Amendment Number Eight to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated September 24, 2003 PDF
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002+

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

* Confidential Treatment Requested

# Filed herewith

+ Furnished herewith

PDF Also Furnished in PDF as a courtesy

(b)    Reports on Form 8-K

The Company filed one report on Form 8-K during the three months ended September 30, 2003 on July 24, 2003 for the purpose of reporting under Item 5 thereof the renewal of its auto loan credit facility. The Company also furnished to the SEC a report on Form 8-K on July 1, 2003 for the purpose of reporting under Item 9 that the Company would join the Russell 2000 ® and Russell 3000 ® stock indexes, and a report on July 31, 2003 for the purpose of reporting under Item 9 and Item 12 thereof the results of its second quarter financial results.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

Dated: November 14, 2003

By:	/s/ Matthew Roberts
Matthew Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)