Form 10-K
period 2003-12-31
E LOAN INC
filed 2004-03-12
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number    000-25621

E-LOAN, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0460084
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6230 Stoneridge Mall Road
Pleasanton, California   94588
(Address of Principal Executive Offices including Zip Code)

(925) 847-6200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001 PAR VALUE
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes   ☒    No   ☐

      Aggregate market value of Common Stock held by non-affiliates based on the closing price of the registrant's Common Stock on the Nasdaq National Stock Market on June 30, 2003: $274,640,398. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates is not necessarily conclusive for this or any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 11, 2004 are incorporated by reference hereof.

E-LOAN, INC.

2003 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I.		Page
Item 1.	Description of Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for Registrant's Common Stock and Related Stockholder Matters	**
Item 6.	Selected Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
Item 9A.	Controls and Procedures	**
Part III.
Item 10.	Directors and Executive Officers	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	**
Item 13.	Certain Relationships and Related Transactions	**
Item 14.	Principal Accounting Fees and Services	**
Part IV.
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	**
Signatures		**

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

We originate loans through our website and by telephone, fund the loans using warehouse and other lines of credit, and then sell the closed loans. A warehouse credit facility is an asset-backed financing vehicle for the interim financing of mortgage and home equity loans. The facility is fully collateralized by the underlying mortgage and home equity loans. A revolving line of credit facility secured by the underlying auto assets is used to fund our auto loans. At the time of funding of a borrower's loan, the credit facility advances 92%-100% of the loan amount (depending on the type of loan), and we self fund the remainder of the loan amount. The amount borrowed under the credit facility remains outstanding until the borrower's loan is sold. Upon the sale of the loan, the funds from the sale are used to repay the advance on the credit facility, any excess funds represent the repayment of our self funded portion of the loan, plus gain on the sale of the loan.

Our principal sources of income are gains from the origination and sale of mortgage, home equity, and auto loans and interest income earned on loans during the period that they are held pending sale. All loans are underwritten pursuant to standards we establish to satisfy the underwriting criteria of the ultimate purchasers of the loans.

Product diversification. We offer a variety of loan products - mortgage, home equity, and auto - in order to satisfy the various lending needs of our customers. Offering multiple products provides us the opportunity to shift resources such as marketing and operations expenses among our products to take advantage of seasonal and cyclical lending opportunities as the mix of business changes in response to interest rate and economic conditions. This product diversification strategy also helps reduce our earnings volatility and provide more stability through a range of economic cycles. When interest rates are low, consumers refinance higher interest rate home and auto loans in order to lower their overall borrowing costs. When interest rates are higher, consumers still have the need to borrow and are concerned about finding the best loan - perhaps a home equity line of credit - to meet their needs for such uses as home improvement or paying for college education.

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

INDUSTRY BACKGROUND

Shortcomings of the Traditional Consumer Debt Market

Consumers seeking financing for homes, cars or other purchases often encounter obstacles in obtaining rate quotes, unbiased advice, thorough comparisons of loan products and timely credit decisions. Loan sales people often participate in earnings through compensation plans based on their ability to sell consumers a loan product with higher fees and interest rates. As a result, consumers of similar credit quality often receive very different rates based on their ability to negotiate. There are many intermediaries in the distribution process, which creates confusion and time delays for consumers.

Traditional Mortgage and Home Equity Lending. While increased competition in the mortgage industry over the past decade has resulted in tremendous innovation in the mortgage loan choices available to consumers, the level of complexity associated with these loans has also increased. Furthermore, the underwriting and lending processes remain paper-based and time-intensive, and the consumer is provided with scant visibility into these processes. As a result, we believe that the traditional mortgage lending process causes many consumers to feel:

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

Consumer Debt Market. According to industry sources, the 2003 U.S. consumer debt market for our focus products totaled approximately $4.6 trillion in originations, which is comprised of approximately $3.8 trillion in mortgage loans (approximately $2.5 trillion of which were refinance transactions), approximately $327.0 billion in home equity loans and approximately $475.0 billion in auto loans. The average mortgage market totaled a significant $2.3 trillion in annual loan originations over the past four years (2000-2003), and 2003 was a record year for mortgage refinance loan activity.

A study conducted by Jupiter Research [October 2002] projects steady growth for online mortgage lending. Online purchase mortgage originations are expected to grow from 0.9 percent in 2001 to 6.7 percent in 2007 of the total U.S. purchase mortgage originations. Jupiter also forecasts that online refinance mortgage originations will grow from 2.5 percent in 2001 to 11.9 percent in 2007 of the total U.S. refinance mortgage originations. In a separate study Jupiter forecasted that internet generated auto loans would exceed 11% of all auto loan originations in 2007.

Loan products are ideally suited for fulfillment over the Internet. These products are often complex, requiring extensive consumer research to find the right product and provider, and they do not require the consumer, provider and product to be in physical proximity. Loans - as opposed to other products marketed online, such as computers - have the potential to evolve into a completely electronic product. The Internet gives consumers informational links and graphical interfaces for comparing competing loan products, as well as transaction capabilities to complete their loan.

PRODUCTS AND SERVICES

The E-LOAN Solution

We make the loan process more affordable by using the technology of the Internet to find the right loan for the consumer, to streamline every aspect of the loan application and approval process, and to pass cost savings on to consumers. We eliminate commissioned intermediaries such as mortgage brokers and auto dealer finance salespeople. We eliminate most traditional lender fees such as administration, commitment, processing, underwriting, and document preparation on a mortgage loan. Our website is designed to offer prospective borrowers easy access to rate quotes, information about loan fulfillment and a variety of interactive tools and services to help them understand their options and make the best choices for their personal situations. At our website, borrowers can:

  Apply for loans online
  Quickly search a database of loan products and compare loans along many characteristics
  Determine their credit score
  Use a calculator to determine the size of the loan for which they may qualify
  Access tools such as debt consolidation calculators and a loan advisor query that helps them pick the loan that best fits their entire portfolio needs
  Receive a credit decision in a very short time
  Obtain a mortgage loan pre-approval letter
  Set up rate watch and monitoring accounts so that they can receive automatic notification of favorable rate changes
  Track their loan applications online through our unique E-Track service that monitors every stage of their loan application in real time

Given the range of consumer loan products and the difficulties consumers face in accessing and evaluating a variety of loan options, we believe we have a substantial opportunity to market loan products online in a convenient, cost-effective way and to build a leading national brand name in consumer lending.

E-LOAN Innovations

We continuously look for ways to break down barriers and eliminate redundant steps to make the loan process significantly faster, easier and far less expensive for both consumers and ourselves. Where technology and automation make sense, we use it. Where a person can make a distinct difference, such as consulting with a customer, our team members provide advice.

Some of the important innovations that we have introduced to date are:

Analytical Loan Recommendations. We provide borrowers with recommendations regarding available loan products through our Loan Advisor tool. We formulate our recommendations by using powerful comparative and analytical tools designed to assist the borrower in determining which of our products is the most suitable for their needs. These recommendations are based on borrower-provided information and criteria.

Ongoing Mortgage Monitoring. We enable customers, at their request, to obtain information in order to make refinance decisions by continuously comparing their existing loan to new or existing products available through E-LOAN. Those with whom we have a previous relationship and/or have opted to receive current mortgage information are notified about opportunities to save money or restructure their payment schedules over the life of their loan. Our monitoring algorithm takes into account the borrower's investment objectives, prospective hold period, risk profile and marginal tax rates. This capability promotes long-term relationships with our customers.

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

Third Party Electronic Data Exchanges. Much of the information flow in mortgage loan processing involves the interplay of the lender and third party service providers. In both the mortgage and home equity operations, we have automated almost every third party communication for loans including appraisal, title, and flood certification, both for the delivery of orders and the receipt of information. Automating these communications increases our efficiency, reduces our cycle time and eliminates data errors as redundant data entry is eliminated. We have also created a process we call Flash Funding, which we use for a majority of our mortgage loan sales. Using this process, all of the information we have on the loan is sent across a secure electronic bridge to the loan purchaser, where it is automatically loaded into their servicing system, eliminating almost all of the manual effort required by the loan purchaser. A handful of the key customer signed documents are mailed to the loan purchaser, and the remainder of the loan file is immediately sent to storage. We receive the loan purchaser's electronic acknowledgment and payment for the loan in days, not weeks, enabling us to better manage interest rate spreads, hedge costs, and working capital.

Business Development

The following are key areas of focus to further develop our business:

Expanding Capital Markets Development and Consumer Debt Offerings. We believe that one of our greatest competitive advantages is our ability to satisfy customers' specific borrowing requirements by offering a comprehensive selection of consumer debt products available online nationwide. We will continue to seek ways to increase the breadth of our capital market sources in order to expand the number and variety of product choices available to consumers while also improving our pricing flexibility.

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

Mortgage and Home Equity Loan Operations

Overview. As a direct-to-consumer lender we originate, underwrite and fund a variety of mortgage and home equity loan products to suit the needs of our borrowers. Originations are funded through our warehouse lines of credit. Our loan originations are predominantly prime credit quality loans secured by single-family residences. All loans are underwritten pursuant to either general or investor specific standards that we establish to satisfy the criteria of the ultimate purchasers of the loans. We engage in hedging activities to minimize interest rate risk during the time between rate-lock with our customer and sale of the loan.

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

An E-Track account is created at the time a loan application is received and keeps the customer abreast of all pertinent information throughout the loan process. Customers are invited to visit their E-Track account frequently to review key steps in the loan process and receive updated information regarding their loan product, closing costs, and interest rate lock. They can also view loan disclosures and the progress of their loan application.

Although the E-Track account is available 24 hours a day, seven days a week, a dedicated loan consultant also maintains telephone and email contact with borrowers throughout the loan process in order to communicate major events and answer questions. One-on-one personal service begins as soon as the online application has been received, and continues until the loan has funded.

At the appropriate time, approved customers are invited to request an interest rate lock for their selected loan. An interest rate lock is an agreement between the borrower and the lender, specifying a number of days for which a loan's interest rate and points will be guaranteed by the lender. Lock requests can be made by phone or online through a customer's E-Track account. Customers are notified via email when their lock request has been confirmed.

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

We also solicit customer feedback regarding the loan process to measure overall customer loyalty and to be utilized in developing future product and service enhancements.

Loan Products. Our broad and competitive product offerings include conforming and jumbo fixed rate mortgages, adjustable rate mortgages, alternate "A" and non-prime mortgage loans, concurrent second mortgages, and home equity loans and lines of credit.

The following table summarizes the mix of our mortgage and home equity closed loan volume by product type along with their median credit score and loan to value ("LTV") ratios for the year ended December 31, 2003:

                                              Median
                                              Credit
                                   % Total     Score     LTV*
                                  ---------  --------- ---------
Mortgage
    Conforming Fixed.............     52.5%    737       68
    Jumbo Fixed..................      6.0%    762       67
    Adjustable Rate..............     25.8%    744       71
    Alternate "A" and Non-Prime..      5.9%    670       79
    Concurrent Second Mortgages..      9.8%    741       89
                                   ---------
                                     100.0%

Home Equity
    Loans........................     25.0%    710       92
    Lines of Credit..............     75.0%    729       76
                                   ---------
                                     100.0%

* The LTV ratio on home equity and second mortgage products includes the value of the existing first mortgage (if applicable) and therefore represents the cumulative loan to value ratio (CLTV).

Conforming Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"). This product is limited to high-quality borrowers with good credit records and involves adequate down payments or mortgage insurance.

Jumbo Fixed Rate Loans. Jumbo loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (currently $333,700 for single-family, one-to-four-unit mortgage loans in the continental United States).

Adjustable Rate Mortgages (ARM). The ARM's defining feature is a variable interest rate that fluctuates over the life of the loan, usually 30 years. Interest rate fluctuations are based on an index that is related to Treasury bill rates, regional or national average cost of funds, or another widely published rate, such as the London InterBank Offered Rate ("LIBOR"). The period between the rate changes is called an adjustment period and may change every six months or once a year. The majority of the ARMs we originate include an initial fixed rate period of three to ten years, otherwise known as hybrid ARMs. The ARMs we originate include rate and payment caps, which limit the interest rate increase and payment amount for each adjustment period.

Alternate "A" and Non-Prime Mortgage Loans. From a credit risk standpoint, alternate "A" loan borrowers present a risk profile comparable to that of conforming loan borrowers, but entail special underwriting considerations, such as a higher loan to value ratio or limited income verification. The non-prime mortgage loan focuses on customers whose borrowing needs are not served by traditional financial institutions. Borrowers of non- prime mortgage loans may have impaired or limited credit profiles, high levels of debt service to income, or other factors that disqualify them from conforming loans. The risk of originating mortgage loans to borrowers with higher credit risk is generally offset with higher interest rates than would be charged for a conventional loan. Offering this category of mortgage loans on a limited basis allows us to provide loan products to borrowers with a variety of credit profiles.

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

Typically, we sell our loans on a servicing released basis without recourse. By doing so, we reduce our risk of loss or default by the borrower, except that we may be required to repurchase the loan in the event of an early payment default. Although loans are sold without recourse, we may be required to repurchase the loan if we breach the representations or warranties that we make in connection with the sale of the loan, or if the loan does not comply with the underwriting standards or other requirements of the ultimate loan purchaser. Our loan sale agreements contain standard representations and warranties for such transactions, including, representations and warranties regarding compliance with applicable laws, ownership of the loans, enforceability of the loans, collateral condition, priority of liens, insurance, title insurance, timeliness of payments, and compliance with buyer's underwriting guidelines.

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

Automated Appraisal. The use of automated property valuation models (AVMs) to replace the traditional physical appraisal process is starting to gain acceptance by our capital market sources. This trend is particularly evident with our home equity products where approximately 62% of loans originated were funded using AVMs versus physical appraisals. Our customers benefit through reduced costs (the cost of a typical conforming first mortgage loan appraisal normally exceeds $300) and time savings. Freddie Mac and Fannie Mae are both considering purchasing no-appraisal loan products that use AVMs. Certain jumbo loan purchasers already accept no appraisal products that use AVMs. Broad capital markets acceptance of AVMs is necessary for a truly electronic loan offering.

Interest Rate Hedging. We attempt to minimize the interest rate risk associated with the time lag between when fixed rate mortgage loans are rate-locked with the customer and when they are committed for sale or exchanged in the secondary market, through our hedging activities. Individual mortgage loan risks are aggregated by loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. We believe that we have implemented a cost-effective hedging program to provide a level of protection against changes in the market value of rate-lock commitments. However, an effective strategy is complex and no hedging strategy can completely insulate against such changes.

Warehouse Credit Facilities. We use warehouse credit facilities to fund our loans prior to their sale to capital market loan purchasers, which typically occurs within 30 days. We currently draw on warehouse credit facilities established with Greenwich Capital Financial Products, Inc., GMAC Mortgage Corporation, and Merrill Lynch Mortgage Capital, Inc. We have committed and uncommitted funds available through these facilities aggregating approximately $675 million as of March 12, 2004. The interest rate charged on these borrowings range from LIBOR plus 0.75% to 2.0%. The net of this expense and the corresponding interest income that we earn during the time loans are held for sale currently produces a positive interest spread.

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

  Maintain minimum cash and cash equivalents, and tangible net worth

  Limit the amount of debt we incur relative to our net worth

  Ensure that our current assets are equal to or greater than our current liabilities

  Maintain two warehouse facilities at all times with minimum credit limits

Auto Operations

Overview. We are an online provider of auto loans for the purchase of new and used vehicles. We also offer auto refinance loans to customers with vehicles subject to an existing automobile installment loan. The mix of our auto loan originations in 2003 were 84% used versus new car, 50% purchase financing versus refinance related, and 87% prime versus sub-prime credit quality loans. We fund auto loans using a line of credit and then sell them to earn a gain on sale. Prime auto loans are sold to a qualified special purpose entity (QSPE) as more fully described below. In the third quarter of 2003, we stopped processing and funding sub-prime auto loans, and instead shifted this portion of our business to a referral based system in order to focus our resources on prime loans, which we believe are better suited to online fulfillment. Loan applications that do not meet our prime auto lending criteria are forwarded to sub-prime lenders in exchange for a fee.

Obtaining a Loan. The process of obtaining a car loan involves fewer steps than a mortgage or home equity loan. The process begins when a customer searches for a rate, then completes a short, online application on our website. In most cases, the application goes through an automated underwriting process that takes only minutes to complete. In other cases, applications requiring greater review are underwritten by E-LOAN underwriters.

If approved, a customer receives an email notification generally within minutes after submitting the application. Once approved, the customer is sent a PowerCheckSM via regular mail or overnight delivery. A PowerCheckSM works just like a personal check, and indicates the maximum amount the customer is approved for. The customer then takes the PowerCheckSM to any licensed auto dealer and negotiates the purchase price for a vehicle of their choice, with a similar bargaining position that a cash purchaser brings to a dealer.

When the customer selects a vehicle, and the purchase price is finalized, the customer signs the PowerCheckSM and presents it to the dealer as payment. The dealer is required to verify the customer's identity and obtain and forward any other supporting documents required to support the loan approval. In addition, the dealer ensures that the title is filed properly, with E-LOAN listed as the lien holder. The dealer then deposits the signed PowerCheckSM as payment for the vehicle. After the dealer is funded, we deliver a copy of the final loan contract to the customer.

For auto refinance loans, the customer completes the necessary paperwork and we pay off the existing lender.

Loan Underwriting. Our underwriting guidelines for auto loans generally consider the borrower's credit history, employment and income status. Our specific guidelines for prime auto loans were established with and approved by Merrill Lynch Bank USA ("Merrill Lynch") and are limited to high credit quality borrowers. Our expected credit risk (risk of loss) on prime auto loans is factored into our calculation of gain on sale.

Interest Rate Risk. Approved auto loan applicants are provided a guaranteed rate for up to a 45-day period. To mitigate the potential interest rate risk, we enter into amortizing swap auto loan contracts in an amount equal to the total approvals outstanding which are estimated to fund.

Line of Credit Facilities. We use a line of credit facility established with Merrill Lynch Mortgage Capital, Inc. to fund our loans prior to their sale to auto loan purchasers, which typically occurs within 10 days. We have $10 million in committed funds available through this facility that expires on July 13, 2004. The interest rate charged on this line is based on LIBOR plus various percentage points. This agreement also requires us to comply with various operating and financial covenants.

Loan Sales to QSPE. In June 2002, we created a qualified special purpose entity, E-Loan Auto Fund One, LLC ("E-Loan Auto"), which purchases prime auto loans from us and then holds the loans. Revenues from these sales consist of the discounted cash flows net of interest, servicing fees and credit losses. Revenues on prime auto loan sales are recognized when the loan is sold to the QSPE. The QSPE borrows money under a $800 million credit facility it has established with Merrill Lynch Bank USA for this purpose.

TECHNOLOGY

Our technology systems use a combination of our own proprietary and open source technologies, and commercially available licensed technologies from industry leading providers, including Sun Microsystems, Cisco Systems and Oracle. Our systems were designed around industry standard architecture to reduce downtime in the event of outages or catastrophic occurrences. These systems provide availability 24 hours a day, seven days a week, and have capacity for peak activity levels without requiring additional hardware or support.

User Interface. Our website is designed for fast downloads and compatibility with most basic browsers. Pages are built with minimal graphics and do not require client-side plug-ins or Java to view.

Loan Application and Tracking. When a customer applies for a loan online, the application data is stored in a database server. As additional information, including credit reports, appraisal details and financial documentation, is obtained throughout the loan process and added to the borrower's file, e-mails are automatically sent to the borrower (and realtor, if authorized and applicable) to inform them of the current status of the loan application. At the same time, the borrower's E-Track account is updated.

Security. In order to safeguard borrowers' sensitive financial data, our systems provide secure online transaction capability. Customer information sent via the website is encrypted using a Secure Socket Layer ("SSL"). The network is protected with reliable firewall software. E-Track is password-protected so that only the borrower and authorized E-Loan employees may access the account. The servers containing borrower data are accessible only to authorized users within E-LOAN.

Server Hosting and Back-Up. Our website system hardware is hosted offsite at a web hosting company's facility that provides redundant communication lines and multiple emergency power back-up resources. Scheduled maintenance can take place without taking the website offline. A backup web hosting data center is being constructed in the Company's Pleasanton facility and will be completed in 2004. When complete, this facility will have all equipment, software and data communications in place to continue E-LOAN business operations indefinitely in the event of a catastrophic business interruption of the primary facility.

CUSTOMERS

We are a direct-to-consumer lender. Our underwriting guidelines generally look at three areas to assess loan risk:

  Credit reputation: credit score and history

  Collateral: loan amount relative to the home or auto value

  Capacity to pay: income, debt, cash reserves

A credit score summarizes credit reputation. Credit scores generally range from the mid 300s to the mid 800s, with scores above 700 representing good to excellent credit. The median credit score for our mortgage, home equity, and auto loans in 2003 were 739, 723 and 721, respectively. Capital market loan purchasers look favorably upon loans with loan to value ratios ("LTV"s) below 80% and often pay a premium for those loans. The LTV of our mortgage and home equity loans in 2003 were 71% and 80% (ratio includes loan value of first mortgage), respectively.

Approximately 63% and 46% of all mortgage loans sold during the years ended December 31, 2002 and 2003, respectively, were sold to one mortgage loan purchaser, Wells Fargo Home Mortgage, Inc. Approximately 40% of all auto loans sold during the year ended December 31, 2002 were sold to one auto loan purchaser, Americredit Financial Services, Inc. Approximately 86% of all auto loans sold during the year ended December 31, 2003 were sold to one auto loan purchaser, E-Loan Auto Fund One, LLC. Approximately 75% and 45% of all home equity loans in 2002 and 2003 were sold to one purchaser, Wells Fargo Bank, N.A.

GEOGRAPHIC INFORMATION

All of our revenue is generated from transactions originating in the United States. All of our fixed assets are located in the United States, principally at our headquarters in Pleasanton, California.

SEASONALITY

The mortgage banking industry is generally subject to seasonal trends. These seasonal trends reflect patterns in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. The effect of this seasonality is muted to the extent of mortgage refinancing activity, which is primarily driven by prevailing mortgage rates. In addition, mortgage delinquency rates typically rise temporarily in the winter months driven by mortgagor payment patterns.

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

Mortgage and Home Equity Loan Marketing. The majority of our mortgage and home equity applications are derived from our national television ads and direct mail campaigns. Our online marketing agreements with online websites such as Bankrate.com and Homestore drive applications through a hyperlink or banner advertisement on their website which leads the loan applicant to our website. We also have a marketing agreement with zipRealty, a technology based real estate company, pursuant to which zipRealty's website advertises exclusively our mortgage services and rates to visitors of the website. In addition, we engage in marketing activities at realtor and relocation trade shows and other events in the real estate industry in order to encourage realtors and relocation consultants to promote our website to homebuyers. A minority of our mortgage and home equity applications are derived from our online marketing agreements.

Auto Loan Online Marketing. Through marketing agreements with leading automotive websites and portals, such as Microsoft CarPoint, Autobytel.com, and Bankrate.com, E-LOAN derives auto applications through many integrated auto loan centers, text links, and banner ads resulting in auto loans. The majority of our auto applications are derived from online marketing agreements.

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

Mortgage Loan Competition. Our largest competition for mortgage loans is mortgage brokers. The mortgage brokerage industry is very fragmented with a large number of brokers, none of which have a significant portion of the market for mortgage loans. Mortgage brokers continue to originate the majority of all mortgage loans. They originate these loans mostly for large, national mortgage wholesale lenders. The popularity of using brokers is indicative of consumers' desire to obtain a competitive price from among multiple lenders. Brokers are middlemen in the transaction and as a result they cannot completely control the fulfillment process, and overall customer experience, in contrast to a direct-to-consumer lender. The brokers' key competitive advantage is their existing relationships with real estate agents who refer purchase mortgage customers to them.

We fund most of our loans through the use of our warehouse lines of credit. Unlike a mortgage broker, as a direct-to-consumer lender we control all parts of the loan transaction process from application to funding of the loan. This offers the consumer the confidence that they are dealing with the ultimate decision maker on their loan, which allows for rapid credit decisions and streamlined processes. We believe real estate agents will gain confidence in our solution over time and want their customers to realize the benefits provided by our products and service. We also compete with the retail or direct-to-consumer divisions of the large, national mortgage lenders such as Wells Fargo Mortgage, Chase Manhattan Mortgage, Washington Mutual and Countrywide Financial Corporation. These institutions are involved at several levels of the mortgage lending industry. They loan directly to consumers in the retail market, utilize mortgage brokers to originate loans in the wholesale market and purchase funded loans from direct lenders including us, in the correspondent or conduit market. We believe we have a competitive advantage over these institutions in the retail market because we are able to offer our customers competitive rates and products from a selection of capital market sources while these institutions generally offer only their own rates and products. These institutions have the competitive advantage of having greater financial and marketing resources than we do. We do not believe the ability of these institutional lenders to make wholesale purchases of loans from their consumer divisions provides them any particular advantage, since the wholesale market for the purchase of loans consists of multiple competitive purchasers.

Home Equity Loan Competition. There is an under-developed competitive market for home equity loans as compared to mortgage loans. Because of this, consumers tend to apply for home equity loans with their primary bank because of its familiarity. The principal competitors in this market are Wachovia Corporation, Bank of America, Bank One Corporation and Wells Fargo Bank. Our advantage is that we are often able to offer a more streamlined loan process. However, our competitors have the advantage of having an existing relationship with the customer and substantially greater financial and marketing resources than we do.

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

The online lenders with the most comparative business models and product offerings are Quicken Loans, E*Trade Mortgage Corporation, and Ditech.com for mortgage and home equity loans, and Capital One Auto Finance for auto loans. We compete with all of these online lenders on the basis of products, price and customer service. Quicken Loans was created through the purchase of Rock Financial by Intuit in December 1999. Intuit sold the company back to the founders of Rock Financial in 2002. Quicken Loans is a provider of direct-to-consumer home loans, offering mortgages in all 50 states on the internet through Quickenloans.com and in Michigan through Rock Financial. We believe that Quicken Loans still enjoys a competitive marketing advantage over us in its access to the vast Intuit customer base. E*Trade Mortgage Corporation is also a direct-to-consumer lender of various mortgage products. E*Trade Mortgage Corporation was formed in February 2001 when LoansDirect merged with E*TRADE Group, Inc. E*Trade Mortgage Corporation also has a marketing competitive advantage over us based on its ability to cross sell to its brokerage and banking customers. Ditech.com is a division of GMAC Mortgage Corporation and as such it enjoys a competitive advantage over us in its substantially greater financial and marketing resources. Capital One Auto Finance is an online direct auto loan provider and enjoys a competitive marketing advantage over us in its access to Capital One's approximately 47 million customers. According to the Q2 2003 Internet Scorecard for Mortgages produced by Gomez Research, a research group that provides objective, customer- focused research scorecards on various online financial services categories, including, ease of use, customer confidence, on-site resources, and relationship services, we ranked third overall out of the fifteen lenders evaluated. Our closest online competitors ranked as follows: E*Trade Mortgage Corporation (fourth) and Quicken Loans (sixth). We know of no similar research available for online home equity or auto loans.

Loan Marketplace Websites. We compete with a number of consumer loan websites that act similarly to traditional loan brokers, offering multi-lender distribution channels for banks and other financing sources. The most significant competitors in this area are LendingTree and GetSmart, a unit of Lending Tree. These websites are marketplaces that operate on an advertising model but do not actually make loans; they simply provide a conduit between borrower and lender. They do not offer complete transaction fulfillment for customers, and therefore, add additional steps and fees to the lending process. We believe we have a competitive advantage in being a direct lender because our control over the fulfillment process allows us to remove the redundant or unnecessary steps and related costs involved in getting a loan, and to pass savings onto the consumer. In addition, our capital markets access to multiple loan purchasers further enables us to provide consumers with highly competitive rates.

LICENSING AND REGULATION OF MORTGAGE AND AUTO LOAN BUSINESS

We are licensed as a mortgage banker and/or mortgage broker, or are otherwise authorized to originate mortgage loans in all states and the District of Columbia. We have obtained necessary licenses in every state that requires such licensing for our online operations and originate auto loans in most, but not all, states. In a few states where licensing is not available for our particular online lending operations, we limit our product offerings to comply with state law.

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

CUSTOMER PRIVACY

We believe that the privacy of customer information is important to uphold both online and offline. We disclose our information handling practices in a detailed privacy policy, which is prominently accessed from every page of our website. Our policy is based on fair information practices and privacy law.

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

  Does not preempt any state law that provides greater protection than provided for in the GLBA; and

  Requires that financial institutions provide a means for consumers to opt out of information sharing with third parties, subject to certain exceptions.

We believe consumers should have more control over the sharing of their personal financial information. Therefore, we provide more privacy protections than federal law currently requires and have worked with consumer groups to create stronger California privacy legislation.

EMPLOYEES

As of December 31, 2003, we employed 832 full-time employees (including temporary and contract employees), of whom 351 were in mortgage loan operations, 247 were in home equity loan operations, 90 were in auto loan operations, 60 were in administration, 28 were in marketing and business development, and 56 were in engineering. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement.

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

E-LOAN's website (www.eloan.com) contains a significant amount of information about E-LOAN, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These materials are available free of charge on or through our website via the Investor & Media Relations page at www.eloan.com. References to the Company's website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

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

ITEM 2. PROPERTIES

E-LOAN is headquartered in Pleasanton, California, where it leases approximately 118,000 square feet of space primarily in a single building where its mortgage, home equity loan and auto operations take place. The lease for E-LOAN's office space in Pleasanton expires in June 2010.

ITEM 3. LEGAL PROCEEDINGS

The Company has been named as a defendant in five related lawsuits filed in the Federal District Court for the Southern District of New York between August 10, 2001 and September 25, 2001. The lawsuits purport to be class actions filed on behalf of the plaintiffs and others similarly situated. They name as defendants E-LOAN, Christian Larsen, Janina Pawlowski, Frank Siskowski, The Goldman Sachs Group, Inc., FleetBoston Robertson Stephens, Inc., Merrill Lynch Pierce Fenner & Smith, Inc., Credit Suisse First Boston Corp. and J.P. Morgan Chase & Co., some of which were involved in the Company's initial public offering. The complaints have since been consolidated into a single action. The Consolidated Amended Complaint alleges, among other things, that the underwriters of the Company's initial public offering violated Section 12(a) of the Securities Act of 1933 by receiving excessive and undisclosed commissions and fees, and by entering into unlawful private agreements with brokers' customers, and that all defendants violated Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 under the Securities Exchange Act of 1934 by making material false and misleading statements in the Company's initial public offering prospectus concerning brokers' commissions and private agreements with brokers' customers. The plaintiffs seek to recover damages on behalf of all those who purchased or otherwise acquired E-LOAN securities during the respective class period. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding.  On October 9, 2002, the Company's individual defendants were dismissed, without prejudice, from the lawsuit, pursuant to a stipulated agreement with the plaintiffs.

On June 25, 2003, a committee of the Company's Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of the Company's insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Litigation.  Due to the inherent uncertainties of litigation, and because the settlement has not yet been approved by the Court, the ultimate outcome of the matter cannot be predicted.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

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

	High	Low
Fiscal 2002: First Quarter Second Quarter Third Quarter Fourth Quarter Fiscal 2003: First Quarter Second Quarter Third Quarter Fourth Quarter	$ 2.25 2.00 1.81 2.13 2.75 6.81 6.95 4.42	$ 1.11 1.03 0.95 1.17 1.88 2.55 3.18 2.55

On March 5, 2004, the last reported sale price of the Company's common stock on the Nasdaq National Market was $3.08 per share. The Company had approximately 257 holders of record of our common stock on that date.

The Company has never declared or paid any cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. The covenants under the Company's warehouse lines of credit prohibit the Company from paying cash dividends without the consent of Greenwich Capital Financial Products, Inc. or if in so doing, it caused the Company to breach its tangible net worth covenant with GMAC Mortgage Corporation. The covenants under the Merrill Lynch Capital Inc. warehouse line prevent the payment of dividends in excess of 50% of the net income for the calendar year.

The Company's equity plan information required by this item is incorporated by reference from the information under the heading "Equity Compensation Plan Information" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 11, 2004.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is qualified by reference to the Financial Statements and Notes thereto appearing elsewhere in this document. The balance sheet data as of December 31, 2002 and 2003 and the income statement data for each of the three years in the period ended December 31, 2003 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this document.

                                                             Years Ended December 31,
                                              -----------------------------------------------------
                                                1999       2000       2001       2002       2003
                                              ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT DATA:
Revenues.................................... $  22,097  $  35,879  $  67,950  $ 103,288  $ 153,008

Operating expenses:
   Operations...............................    22,779     31,747     42,946     53,854     72,882
   Sales and marketing......................    30,286     28,506     16,785     25,365     41,368
   Technology...............................     3,595      6,207      6,325      5,625      7,651
   General and administrative...............     6,859      6,840      5,784      6,936      8,509
   Non-cash marketing costs.................        --      6,490      5,970         --         --
   Amortization of unearned
   compensation.............................    23,116      9,392      5,164         --         --
   Amortization of goodwill and
   intangible assets .......................    11,589     39,733     28,144         --         --
                                              ---------  ---------  ---------  ---------  ---------
     Total operating expenses...............    98,224    128,915    111,118     91,780    130,410
                                              ---------  ---------  ---------  ---------  ---------
       Income (loss) from operations........   (76,127)   (93,036)   (43,168)    11,508     22,598
Other income, net...........................     3,152      1,276      3,638        107      1,184
                                              ---------  ---------  ---------  ---------  ---------
Income (loss) before taxes..................   (72,975)   (91,760)   (39,530)    11,615     23,782
Income taxes................................        --         --         --       (964)    (1,148)
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss)........................... $ (72,975) $ (91,760) $ (39,530) $  10,651  $  22,634
                                              =========  =========  =========  =========  =========
     Net income (loss) per share:
       Basic................................ $   (2.75) $   (1.91) $   (0.73) $    0.18  $    0.37
                                              =========  =========  =========  =========  =========
       Diluted.............................. $   (2.75) $   (1.91) $   (0.73) $    0.18  $    0.34
                                              =========  =========  =========  =========  =========

BALANCE SHEET DATA (AT
   END OF PERIOD):
Cash and cash equivalents................... $  37,748  $  28,459  $  32,538  $  36,321  $  33,973
Loans held-for-sale.........................    35,140     22,745    162,246    393,386     50,874
Retained interests in auto loans - trading..        --         --         --      3,969     11,658
Goodwill and intangible assets..............    67,878     28,144         --         --         --
Total assets................................   152,967     99,743    210,626    452,036    136,276
Warehouse and other lines payable...........    33,115     17,678    158,148    383,647     44,283
Long term obligations.......................     2,525      1,088      5,000         --         --
Total stockholders' equity..................   103,007     67,486     39,768     56,040     81,627

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

OVERVIEW

The Company is an online consumer direct lender, specializing in mortgage, home equity and auto loans. As a retail lender, the Company is heavily impacted by economic conditions (such as interest rates) and seasonal/cyclical factors. To help mitigate this, the Company has focused on its diversified revenue products, which consist of purchase and non-prime mortgage loans, home equity loans and lines of credit, and auto loans. Additionally, the Company strives to be a low-cost provider with a vision of driving overall prices lower, which creates marketing efficiency. The result is a virtuous cycle connecting efficiencies in capital markets, operations and customer acquisition.

QUARTERLY RESULTS

The following table sets forth the unaudited results of operations for the Company on a quarterly basis and expressed as a percentage of total revenues (dollars in thousands):

                                                                     Three Months Ended
                                    --------------------------------------------------------------------------------------
                                    March 31,  June 30,   Sept. 30,   Dec 31,   March 31,  June 30,   Sept. 30,   Dec 31,
                                      2002       2002       2002       2002       2003       2003       2003       2003
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenues.......................... $  20,766  $  20,986  $  28,437  $  33,100  $  35,989  $  45,883  $  43,776  $  27,359

Operating expenses:
      Operations..................    10,852     11,327     15,283     16,398     17,001     20,521     19,066     16,291
      Sales and marketing.........     5,137      6,138      6,484      7,598      8,492     11,433     11,890      9,553
      Technology..................     1,429      1,240      1,436      1,520      1,687      2,294      2,002      1,668
      General and administrative..     1,633      1,347      1,687      2,270      1,923      2,807      2,064      1,716
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Total operating expenses....    19,051     20,052     24,890     27,786     29,103     37,055     35,022     29,228
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) from operations.....     1,715        934      3,547      5,314      6,886      8,828      8,754     (1,869)
Other income, net.................       (57)        39         51         72        261        286        296        339
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before taxes........     1,658        973      3,598      5,386      7,147      9,114      9,050     (1,530)
Income taxes......................       (54)       (29)      (508)      (372)      (815)    (1,038)    (1,032)     1,737
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss)................. $   1,604  $     944  $   3,090  $   5,014  $   6,332  $   8,076  $   8,018  $     207
                                    =========  =========  =========  =========  =========  =========  =========  =========
   Net income per share
     Basic                         $    0.03  $    0.02  $    0.05  $    0.08  $    0.11  $    0.13  $    0.13  $      --
     Diluted                       $    0.03  $    0.02  $    0.05  $    0.08  $    0.10  $    0.12  $    0.12  $      --

AS A PERCENTAGE OF REVENUES:
Revenues..........................       100%       100%       100%       100%       100%       100%       100%       100%

Operating expenses:
      Operations..................        52%        54%        54%        50%        47%        45%        44%        60%
      Sales and marketing.........        25%        29%        23%        23%        24%        25%        27%        35%
      Technology..................         7%         6%         5%         5%         5%         5%         5%         6%
      General and administrative..         8%         6%         6%         7%         5%         6%         5%         6%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Total operating expenses....        92%        96%        88%        84%        81%        81%        80%       107%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) from operations.....         8%         5%        12%        16%        19%        19%        20%        -7%
Other income, net.................        -0%         0%         0%         0%         1%         1%         1%         1%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before taxes........         8%         5%        12%        16%        20%        20%        21%        -6%
Income taxes......................        -0%        -0%        -2%        -1%        -2%        -2%        -2%         6%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss).................         8%         5%        10%        15%        18%        18%        18%         1%
                                    =========  =========  =========  =========  =========  =========  =========  =========

REVENUES

The Company is a consumer direct lender whose revenues are derived primarily from the gain on sale of mortgage, home equity and auto loans that it underwrites, funds and sells. The Company also earns interest income on mortgage and home equity loans during the brief time they are held pending sale.

The following table provides the components of revenue shown in thousands and as a percentage of total revenues:

                                                                        Three Months Ended
                                          --------------------------------------------------------------------------------------
                                          March 31,  June 30,   Sept. 30,   Dec 31,   March 31,  June 30,   Sept. 30,   Dec 31,
                                            2002       2002       2002       2002       2003       2003       2003       2003
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
   Mortgage............................. $  12,815  $  11,738  $  16,773  $  19,889  $  23,851  $  31,505  $  26,856  $  13,034
   Interest income on mortgage loans....     2,991      2,985      4,548      4,576      4,864      5,152      5,138      3,393
   Home equity..........................     2,284      3,267      3,129      4,496      3,939      5,334      7,412      6,671
   Interest income on home equity loans.       237        519        705        917        424        683      1,342      1,697
   Auto.................................     2,291      2,250      3,036      2,999      2,656      2,817      2,646      2,253
   Other................................       148        227        246        223        255        393        382        311
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
         Total revenues................. $  20,766  $  20,986  $  28,437  $  33,100  $  35,989  $  45,884  $  43,776  $  27,359
                                          =========  =========  =========  =========  =========  =========  =========  =========

   Mortgage.............................        62%       56%       59%       60%       66%       69%       61%       48%
   Interest income on mortgage loans....        14%       14%       16%       14%       14%       11%       12%       13%
   Home equity..........................        11%       16%       11%       14%       11%       12%       17%       24%
   Interest income on home equity loans.         1%        2%        2%        3%        1%        1%        3%        6%
   Auto.................................        11%       11%       11%        9%        7%        6%        6%        8%
   Other................................         1%        1%        1%        1%        1%        1%        1%        1%
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
         Total revenues.................       100%      100%      100%      100%      100%      100%      100%      100%
                                          =========  =========  =========  =========  =========  =========  =========  =========

The following table summarizes dollar volume of loans sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                                                               Three Months Ended
                             ---------------------------------------------------------------------------------------------
                              March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,   Dec. 31,
                                 2002        2002        2002        2002       2003        2003        2003       2003
                              ----------  ----------  ----------  ---------- ----------  ----------  ----------  ---------
Mortgage
$ Volume                     $  916,802  $  766,494  $  944,538  $  863,027 $1,110,008  $1,214,742  $1,289,200  $ 723,891
Revenue                      $   12,815  $   11,738  $   16,773  $   19,889 $   23,851  $   31,505  $   26,856  $  13,034
BPS                                 140         153         178         230        215         259         208        180

Home Equity
$ Volume                     $   97,648  $  124,125  $  123,879  $  184,382 $  167,789  $  192,169  $  275,227  $ 273,456
Revenue                      $    2,284  $    3,267  $    3,129  $    4,496 $    3,939  $    5,334  $    7,412  $   6,671
BPS                                 234         263         253         244        235         278         269        244

Auto
$ Volume                     $  140,464  $  150,733  $  169,305  $  169,652 $  168,106  $  164,729  $  193,582  $ 159,474
Revenue                      $    2,291  $    2,250  $    3,036  $    2,999 $    2,656  $    2,817  $    2,646  $   2,253
BPS                                 163         149         179         177        158         171         137        141

Mortgage Revenues. The Company's mortgage revenues are derived from the origination and sale of loans. Mortgage loans are funded through the Company's warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Mortgage loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Mortgage revenues consist of refinance mortgage revenues and diversified mortgage revenues - which are comprised of purchase and non-prime mortgage loans. Mortgage revenues benefited significantly from a sharp increase in refinance revenues starting in the third quarter of 2002 and reaching its peak in the second quarter of 2003. Refinance revenue experienced large declines in the third and fourth quarters of 2003 as interest rates increased and the overall mortgage market shifted away from refinance volume. Diversified mortgage revenues increased significantly starting in the first quarter of 2003 through the third quarter of 2003, coming down in the fourth quarter of 2003. The decline in the fourth quarter of 2003 was due to seasonal weakness, coupled with intense price competition in the market (as a result of the evaporating refinance market). The Company expects refinance activity to continue to decline in 2004 and that while growth in diversified mortgages is expected, we do not anticipate that it will completely offset the decline in refinance volume, resulting in a lower mortgage revenue amount in 2004 as compared to 2003.

The following table summarizes dollar volume of mortgage loans sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                                                               Three Months Ended
                             ---------------------------------------------------------------------------------------------
                              March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,   Dec. 31,
                                 2002        2002        2002        2002       2003        2003        2003       2003
                              ----------  ----------  ----------  ---------- ----------  ----------  ----------  ---------
Refinance Mortgage
$ Volume                     $  755,812  $  549,235  $  718,419  $  636,742 $  755,489  $  778,835  $  649,512  $ 332,810
Revenue                      $   10,880  $    8,438  $   13,219  $   15,927 $   17,938  $   21,410  $   16,871  $   6,662
BPS                                 144         154         184         250        237         275         260        200

Diversified Mortgage
$ Volume                     $  160,990  $  217,259  $  226,119  $  226,285 $  354,519  $  435,907  $  639,688  $ 391,081
Revenue                      $    1,935  $    3,300  $    3,554  $    3,962 $    5,913  $   10,095  $    9,985  $   6,372
BPS                                 120         152         157         175        167         232         156        163

The following table illustrates the percentages of the Company's mortgage closed loan volume from purchase and refinance loans as compared to the total market (according to Mortgage Bankers Association of America) through 2003. The Mortgage Bankers Association of America data for the fourth quarter of 2003 and the year ended 2003 below represents its estimate as of February 17, 2004:

                     2001      2002      Q1 03     Q2 03     Q3 03     Q4 03     2003
                   --------- --------- --------- --------- --------- --------- ---------
E-LOAN Mortgage*
   Purchase              16%       21%       25%       32%       45%       45%       36%
   Refinance             84%       79%       75%       68%       55%       55%       64%

Total Market
   Purchase              43%       41%       29%       32%       32%       51%       34%
   Refinance             57%       59%       71%       68%       68%       49%       66%

* Excludes home equity and auto loan volume

Interest Income on Mortgage and Home Equity Loans. The Company generates revenues from interest income on mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale. Interest income is highly correlated to the volume of loans funded. As such, the Company anticipates that with relatively lower mortgage revenue in 2004, interest income on mortgages will be slightly lower. Home equity fundings are expected to increase in 2004, as will interest income on home equity loans and lines of credit.

Home Equity Revenues. Home equity revenues are derived from the origination and sale of loans. Home equity loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers in approximately thirty days. Home equity loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Home equity revenues increased from $2.3 million to $4.5 million from the first quarter to the fourth quarter of 2002 and from $3.9 million to $6.7 million from the first quarter to the fourth quarter of 2003. As revenue per loan on home equity loans sold has remained relatively constant, the fluctuation in revenue is mostly attributable to the volume of sold loans in any given quarter. The Company expects that home equity revenues will grow throughout 2004 as volumes continue to increase.

Auto Revenues. The Company funds prime auto loans using a line of credit and then sells them to a qualified special purpose entity (QSPE), which was created in July 2002. Revenues from these sales consist of the estimated future discounted cash flows net of interest, servicing fees and credit losses. Revenues on prime auto loan sales are recognized when the loan is sold to the QSPE.

Prior to the third quarter of 2003, sub-prime auto loans were sold to sub-prime auto loan purchasers. The revenue on these loans consisted of the mark-up to the lending partner's loan price or a set origination fee. These revenues were recognized at the time the loan was sold. In the third quarter of 2003, the Company stopped processing and funding sub-prime auto loans and shifted this portion of the business to a referral based system. Loan applications that do not meet the prime auto lending criteria are referred out to other sub-prime lenders in exchange for a fee. This fee is recognized as revenue at the time of transfer to the sub-prime lender and paid to the Company monthly for the previous month's referrals.

Auto revenues increased from the first quarter to the fourth quarter of 2002 from $2.3 million to $3.0 million and decreased from the first quarter to the fourth quarter of 2003 from $2.7 million to $2.3 million. The increase in auto revenues during 2002 is largely a result of the new QSPE structure introduced in June 2002 that improved our ability to offer competitive rates to consumers while increasing our gain on sale execution compared to our prior correspondent loan sales. The decline in 2003 is largely attributed to the Company's decision to transition its sub-prime loan platform from self-funding to a referral basis in the third quarter of 2003. As expected, this transition resulted in a reduction in overall auto loan volume. The Company assumes continued pressure from incentive financing rates coupled with the elimination of sub-prime volume, will result in relatively flat 2004 auto revenues as compared to 2003.

OPERATING EXPENSES

Total Operating Expenses. Total operating expenses include operational costs associated with the origination of mortgage, home equity and auto loans, including interest expense on warehouse lines, as well as costs associated with marketing, technology and administrative.

The following table provides detail of the Company's total operating expenses classified by major types of expense, expressed as a percentage of total operating expenses:

                                                               Three Months Ended
                              --------------------------------------------------------------------------------------------
                              March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,   Dec. 31,
                                 2002        2002        2002        2002       2003        2003        2003       2003
                              ----------  ----------  ----------  ---------- ----------  ----------  ----------  ---------
Compensation & Benefits              44%         43%         41%         44%        43%         44%         42%        40%
Processing Costs                     10%         11%         13%         10%        10%          8%          8%        10%
Advertising & Marketing              22%         25%         21%         23%        25%         27%         30%        30%
Occupancy & Administrative           14%         12%         13%         12%        12%         12%         11%        12%
Interest Expense on Warehouse        10%          9%         12%         11%        10%          9%          9%         8%

As almost half of the total operating expenses of the Company are compensation and benefit related, the following table shows full-time headcount (including temporary and contract employees) by function at the end of each respective quarter:

                              March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,   Dec. 31,
                                 2002        2002        2002        2002       2003        2003        2003       2003
                              ----------  ----------  ----------  ---------- ----------  ----------  ----------  ---------
Mortgage                            258         241         280         308        400         433         471        351
Home Equity                          89         115         139         163        163         169         230        247
Auto                                 84          86         110         100        146         114         111         90
Sales & Marketing                    31          26          26          25         28          31          31         28
Technology                           42          42          45          49         57          64          61         56
General & administrative             42          45          46          43         47          56          67         60
                              ----------  ----------  ----------  ---------- ----------  ----------  ----------  ---------
Total                               546         555         646         688        841         867         971        832

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

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                                                        Three Months Ended
                                          --------------------------------------------------------------------------------------
                                          March 31,  June 30,   Sept. 30,   Dec 31,   March 31,  June 30,   Sept. 30,   Dec 31,
                                            2002       2002       2002       2002       2003       2003       2003       2003
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Mortgage ............................... $   5,849  $   5,967  $   7,822  $   8,675  $   8,502  $  10,613  $   9,708  $   7,599
Interest expense on mortgage loans......     1,512      1,301      2,289      2,140      2,397      2,506      2,435      1,516
Home equity.............................     1,331      1,844      2,333      2,631      3,030      3,170      3,733      4,357
Interest expense on home equity loans...       110        241        392        493        288        531        647        876
Auto....................................     2,013      1,940      2,430      2,459      2,783      3,702      2,543      1,943
Other...................................        37         34         17         --          1         --         --         --
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total operations........................ $  10,852  $  11,327  $  15,283  $  16,398  $  17,001  $  20,522  $  19,066  $  16,291
                                          =========  =========  =========  =========  =========  =========  =========  =========

Operations expense increased from the first quarter to the fourth quarter of 2002 from $10.9 million to $16.4 million and decreased from the first quarter to the fourth quarter of 2003 from $17.0 million to $16.3 million largely driven by the increases and decreases in mortgage operations expense. Operations expense increased as a percentage of revenues from 52% for the first quarter of 2002 to 60% for the fourth quarter of 2003. The increase in operations expense as a percentage of revenue is due to decreased volumes of mortgage fundings and lower mortgage revenue per loan, resulting in overall lower revenues.

The following table provides detail of the Company's total mortgage operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total mortgage operations expenses (excluding interest expense):

                                                                  Three Months Ended
                              --------------------------------------------------------------------------------------------
                              March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,   Dec. 31,
                                 2002        2002        2002        2002       2003        2003        2003       2003
                              ----------  ----------  ----------  ---------- ----------  ----------  ----------  ---------
Mortgage Operations
   Headcount & Related               48%         46%         38%         42%        47%         46%         48%        49%
   Commissions                       23%         22%         27%         25%        23%         25%         23%        18%
   Processing Costs                  19%         22%         25%         22%        20%         19%         17%        18%
   Facilities & Other                10%         10%         10%         11%        10%         10%         12%        15%

The following table provides detail of the Company's total home equity operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total home equity operations expenses (excluding interest expense):

                                                                  Three Months Ended
                              --------------------------------------------------------------------------------------------
                              March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,   Dec. 31,
                                 2002        2002        2002        2002       2003        2003        2003       2003
                              ----------  ----------  ----------  ---------- ----------  ----------  ----------  ---------
Home Equity Operations
   Headcount & Related               56%         57%         55%         58%        64%         58%         59%        57%
   Commissions                        8%         11%         10%         12%         8%         13%         14%        10%
   Processing Costs                  24%         19%         22%         18%        18%         18%         16%        21%
   Facilities & Other                12%         13%         13%         12%        10%         11%         11%        12%

The following table provides detail of the Company's total auto operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total auto operations expenses (excluding interest expense):

                                                                  Three Months Ended
                              --------------------------------------------------------------------------------------------
                              March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,   Dec. 31,
                                 2002        2002        2002        2002       2003        2003        2003       2003
                              ----------  ----------  ----------  ---------- ----------  ----------  ----------  ---------
Auto Operations
   Headcount & Related               55%         52%         49%         57%        57%         65%         70%        65%
   Commissions                        1%         --           1%          1%        --           1%          2%         2%
   Processing Costs                  19%         23%         24%         16%        15%          9%         15%        17%
   Facilities & Other                25%         25%         26%         26%        28%         25%         13%        16%

Direct Margin. Direct margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (dollars in thousands):

                                                                  Three Months Ended
                              --------------------------------------------------------------------------------------------
                              March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,   Dec. 31,
                                 2002        2002        2002        2002       2003        2003        2003       2003
                              ----------  ----------  ----------  ---------- ----------  ----------  ----------  ---------
Mortgage.................... $    6,966  $    5,771  $    8,951  $   11,214 $   15,349  $   20,892  $   17,148  $   5,435
Mortgage interest margin....      1,479       1,684       2,253       2,436      2,467       2,646       2,703      1,877
Home equity.................        953       1,423         796       1,865        909       2,164       3,679      2,314
Home equity interest margin.        127         278         313         424        136         152         695        821
Auto........................        278         310         612         540       (127)       (885)        103        310
Other.......................        111         193         229         223        254         393         382        311
                              ----------  ----------  ----------  ---------- ----------  ----------  ----------  ---------
Total direct margin......... $    9,914  $    9,659  $   13,154  $   16,702 $   18,988  $   25,362  $   24,710  $  11,068
                              ==========  ==========  ==========  ========== ==========  ==========  ==========  =========

Direct margin increased from the first quarter to the fourth quarter of 2002 from $9.9 million to $16.7 million and decreased from the first quarter to the fourth quarter of 2003 from $19.0 million to $11.1 million. The growth in direct margin in 2002 is due largely to the contribution from increased mortgage and home equity volume, as well as increased revenue per loan, coupled with technology and process improvements. Additionally, the increase in direct margin in 2002 is due to the positive spread of interest income over interest expense. The decline in direct margin in 2003 is primarily due to decreased mortgage revenue per loan and decreased mortgage volumes. This decrease was offset by increased home equity volumes and revenues as well as a positive spread of home equity interest income over interest expense. The Company anticipates that mortgage revenue per loan and the spread of interest income over interest expense will decline in 2004 as compared to 2003, as the overall level of refinance activity declines and competitive pricing pressure increases. Auto direct margin turned negative in the first and second quarters of 2003 due to the transition of auto operations from Florida to California which started in the first quarter and completed in the second quarter of 2003. Auto direct margins returned to positive levels in the third and fourth quarters of 2003 increasing from $0.1 million in the third quarter to $0.3 million by the fourth quarter of 2003. The Company expects auto direct margin to grow modestly throughout 2004.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses (excluding non-cash marketing costs) related to advertising, promotion and marketing agreements and employee compensation and other expenses related to marketing personnel. The Company experienced increases in sales and marketing expenses as a direct result of increasing spending in direct response television advertising as well as direct response mail advertising. Sales and marketing expenses are expected to increase as a percentage of total revenues and absolute dollars in 2004.

The following table provides detail of the Company's total sales and marketing expenses classified by major types of expense, expressed as a percentage of total sales and marketing expenses:

                                                                  Three Months Ended
                              --------------------------------------------------------------------------------------------
                              March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,   Dec. 31,
                                 2002        2002        2002        2002       2003        2003        2003       2003
                              ----------  ----------  ----------  ---------- ----------  ----------  ----------  ---------
Direct Response TV                   --           1%         26%         41%        46%         53%         57%        56%
Direct Response Mail                 31%         37%         17%         16%        11%         12%         16%        18%
Online Advertising                   31%         35%         29%         21%        25%         17%         13%        14%
Other Advertising                    19%          7%          7%          6%         3%          7%          3%         2%
Headcount & Administrative           19%         20%         21%         16%        15%         11%         11%        10%

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of our existing technological infrastructure. Technology expense remained relatively constant in 2002 going from $1.4 million in the first quarter of 2002 to $1.5 million in the fourth quarter of 2002 and remained constant in 2003 at $1.7 million in both the first and fourth quarters of 2003. Technology expense as a percentage of revenues decreased from 7% in the first quarter of 2002 to 5% in the fourth quarter of 2002 and increased in 2003 from 5% in the first quarter of 2003 to 6% in the fourth quarter of 2003. The increase in technology expense in 2003 as a percentage of revenues was due to the decreased volumes in revenue in the fourth quarter of 2003. The Company expects technology expense to continue at approximately 6% of total revenues in the upcoming quarters.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense increased from the first quarter to the fourth quarter of 2002 from $1.6 million to $2.3 million and decreased from the first quarter to the fourth quarter of 2003 from $1.9 million to $1.7 million. General and administrative expense decreased as a percentage of revenues in 2002 from 8% in the first quarter of 2002 to 7% in the fourth quarter of 2002, and increased from 5% in the first quarter of 2003 to 6% in the fourth quarter of 2003. General and administrative expenses are expected to be approximately 6% of total revenues in the upcoming quarters.

Other Income, Net. Other income, net, remained relatively constant from $(0.1) million to $0.1 million from the first quarter to the fourth quarter of 2002 and remained constant at $0.3 million from the first quarter to the fourth quarter of 2003. Other income, net includes interest income from investments, interest expense on non-warehouse borrowings and interest income from the retained interest asset. The Company generally has little to no non-warehouse borrowings outstanding, and therefore generates very little interest expense. Interest on short-term investments has declined slightly as overall interest rates remained very low. Interest income from the retained interest asset has increased as the overall asset size has increased. This will continue to increase moderately throughout 2004 as the retained interest asset is expected to grow moderately.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2003

The following table sets forth the results of operations for the Company and these results expressed as a percentage of total revenues (dollars in thousands):

                                                         Years Ended December 31,
                                                         ------------------------
                                                            2002         2003
                                                         -----------  -----------
Revenues .............................................. $   103,288  $   153,008

Operating expenses:
    Operations.........................................      53,854       72,882
    Sales and marketing................................      25,365       41,368
    Technology.........................................       5,625        7,651
    General and administrative.........................       6,936        8,509
                                                         -----------  -----------
           Total operating expenses....................      91,780      130,410
                                                         -----------  -----------
Income from  operations................................      11,508       22,598
Other income, net......................................         107        1,184
                                                         -----------  -----------
Income before taxes....................................      11,615       23,782
Income taxes...........................................        (964)      (1,148)
                                                         -----------  -----------
Net income..............................................$    10,651  $    22,634
                                                         ===========  ===========

   Net income per share:
      Basic                                             $      0.18  $      0.37
                                                         ===========  ===========
      Diluted                                           $      0.18  $      0.34
                                                         ===========  ===========

AS A PERCENTAGE OF REVENUES:

Revenues ..............................................         100%         100%

Operating expenses:
    Operations.........................................          52%          48%
    Sales and marketing................................          25%          27%
    Technology.........................................           5%           5%
    General and administrative.........................           7%           6%
                                                         -----------  -----------
           Total operating expenses....................          89%          85%
                                                         -----------  -----------
Income from  operations................................          11%          15%
Other income, net......................................           0%           1%
                                                         -----------  -----------
Income before taxes....................................          11%          16%
Income taxes...........................................          -1%          -1%
                                                         -----------  -----------
Net income.............................................          10%          15%
                                                         ===========  ===========

REVENUES

Revenues for the year ended December 31, 2003 increased $49.7 million from $103.3 million for the twelve months ended December 31, 2002 to $153.0 million for the twelve months ended December 31, 2003. This increase resulted primarily from the growth in the number of mortgage and home equity loans closed and sold, as well as the increased revenue per loan earned on these loans. Interest income on self-funded mortgage and home equity loans also increased due to the increased funding volumes.

The following table provides the components of revenue shown in thousands:

                                         Years Ended December 31,
                                          ----------------------
                                             2002        2003
                                          ----------  ----------
Mortgage ............................... $   61,212  $   95,248
Interest income on mortgage loans.......     15,093      18,547
Home equity.............................     13,176      23,355
Interest income on home equity loans....      2,379       4,146
Auto....................................     10,582      10,371
Other...................................        846       1,341
                                          ----------  ----------
Total Revenues.......................... $  103,288  $  153,008
                                          ==========  ==========

The following table summarizes dollar volume of loans closed and sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                                          Years Ended December 31
                                          ----------------------
                                             2002        2003
                                          ----------  ----------
Mortgage
$ Volume                                 $3,490,861  $4,337,841
Revenue                                  $   61,212  $   95,248
BPS                                             175         220

Home Equity
$ Volume                                 $  530,034  $  908,641
Revenue                                  $   13,176  $   23,355
BPS                                             249         257

Auto
$ Volume                                 $  630,154  $  685,891
Revenue                                  $   10,582  $   10,371
BPS                                             168         151

OPERATING EXPENSES

Total Operating Expenses. Total operating expenses increased $38.6 million from $91.8 million for the twelve months ended December 31, 2002 to $130.4 million for the twelve months ended December 31, 2003. The increase is primarily due to an increase in operations expense, primarily from mortgage and home equity, as well as a significant increase in sales and marketing expenses. Compensation and benefits costs increased as headcount increased by 144 from 688 at December 31, 2002 to 832 at December 31, 2003 to align the Company's infrastructure with increased business demands.

The following table shows full-time headcount (including temporary and contract employees) by function at the end of each year ended December 31, 2002 and 2003:

                                             2002        2003
                                          ----------  ----------
Mortgage                                        308         351
Home Equity                                     163         247
Auto                                            100          90
Sales & Marketing                                25          28
Technology                                       49          56
General & administrative                         43          60
                                          ----------  ----------
Total                                           688         832

Operations. Operations expense increased $19.0 million from $53.9 million for the twelve months ended December 31, 2002 to $72.9 million for the twelve months ended December 31, 2003. Operations expense as a percentage of revenues decreased from 52% in 2002 to 48% in 2003. Operations headcount increased due to the expansion of the Company's mortgage and home equity operations to accommodate increasing volumes.

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                         Years Ended December 31,
                                          ----------------------
                                             2002        2003
                                          ----------  ----------
Mortgage ............................... $   28,315  $   36,422
Interest expense on mortgage loans......      7,242       8,856
Home equity.............................      8,139      14,290
Interest expense on home equity loans...      1,235       2,342
Auto....................................      8,842      10,971
Other...................................         81           1
                                          ----------  ----------
Total operations........................ $   53,854  $   72,882
                                          ==========  ==========

Sales and Marketing. Sales and marketing expenses increased $16.0 million from $25.4 million for the twelve months ended December 31, 2002 to $41.4 million for the twelve months ended December 31, 2003. Sales and marketing expenses as a percentage of revenues increased slightly from 25% in 2002 to 27% in 2003. The increase in absolute dollars is primarily the result of increased spending in the Company's national television advertising campaign. The following table provides detail of the Company's total sales and marketing expenses classified by major types of expense, expressed as a percentage of total sales and marketing expenses:

                                          Years Ended December 31
                                          ----------------------
                                             2002        2003
                                          ----------  ----------
Direct Response TV                               19%         53%
Direct Response Mail                             25%         14%
Online Advertising                               28%         17%
Other Advertising                                 9%          4%
Headcount & Administrative                       19%         12%

Technology. Technology expenses increased $2.0 million from $5.6 million for the twelve months ended December 31, 2002 to $7.6 million for the twelve months ended December 31, 2003. Technology expenses as a percentage of revenues remained constant at 5% in both 2002 and 2003. Technology expenses increased as a function of the increase in actual headcount as well as an increase in professional services.

General and Administrative. General and administrative expenses increased $1.6 million from $6.9 million for the twelve months ended December 31, 2002 to $8.5 million for the twelve months ended December 31, 2003. General and administrative expenses as a percentage of revenues decreased from 7% in 2002 to 6% in 2003. General and administrative expenses increased as a function of the increase in actual headcount as well as an increase in professional services.

Other Income, net. Other income, net, increased $1.1 million from $0.1 million for the twelve months ended December 31, 2002 to $1.2 million for the twelve months ended December 31, 2003. The increase is primarily due to the increase in interest income earned related to the Company's retained interest asset in 2003 compared to 2002.

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2002

The following table sets forth the results of operations for the Company and these results expressed as a percentage of total revenues (dollars in thousands):

                                                         Years Ended December 31,
                                                         ------------------------
                                                            2001         2002
                                                         -----------  -----------
Revenues .............................................. $    67,950  $   103,288

Operating expenses:
    Operations.........................................      42,946       53,854
    Sales and marketing................................      16,785       25,365
    Technology.........................................       6,325        5,625
    General and administrative.........................       5,784        6,936
    Amortization of non-cash marketing costs...........       5,970           --
    Amortization of unearned compensation..............       5,164           --
    Amortization of goodwill and intangible assets.....      28,144           --
                                                         -----------  -----------
           Total operating expenses....................     111,118       91,780
                                                         -----------  -----------
Loss from  operations..................................     (43,168)      11,508
Other income, net......................................       3,638          107
Income (loss) before taxes.............................     (39,530)      11,615
Income taxes...........................................          --         (964)
                                                         -----------  -----------
Net income (loss)...................................... $   (39,530) $    10,651
                                                         ===========  ===========
   Net income (loss) per share:
      Basic                                             $     (0.73) $      0.18
                                                         ===========  ===========
      Diluted                                           $     (0.73) $      0.18
                                                         ===========  ===========

AS A PERCENTAGE OF REVENUES:

Revenues ..............................................         100%         100%

Operating expenses:
    Operations.........................................          63%          52%
    Sales and marketing................................          25%          25%
    Technology.........................................           9%           5%
    General and administrative.........................           9%           7%
    Amortization of non-cash marketing costs...........           9%          --
    Amortization of unearned compensation..............           8%          --
    Amortization of goodwill and intangible assets.....          41%          --
                                                         -----------  -----------
           Total operating expenses....................         164%          89%
                                                         -----------  -----------
Loss from  operations..................................         -64%          11%
Other income, net......................................           5%           0%
Income (loss) before taxes.............................         -58%          11%
Income taxes...........................................          --           -1%
                                                         -----------  -----------
Net income (loss)......................................         -58%          10%
                                                         ===========  ===========

REVENUES

Revenues for the year ended December 31, 2002 increased $35.3 million from $68.0 million for the twelve months ended December 31, 2001 to $103.3 million for the twelve months ended December 31, 2002. This increase resulted primarily from the growth in the number of mortgage and home equity loans closed, as well as the increased revenue per loan earned on these loans. Interest income on mortgage and home equity loans also increased due to the increased funding volumes.

OPERATING EXPENSES

Total Operating Expenses. Total operating expenses decreased $19.3 million from $111.1 million for the twelve months ended December 31, 2001 to $91.8 million for the twelve months ended December 31, 2002. The decrease is primarily due to the completion of the amortization of non-cash marketing costs, unearned compensation and goodwill in 2001. These amounts are partially offset by increases of $10.9 million in operations expense and $8.6 million in sales and marketing expenses.

Operations. Operations expense increased $10.9 million from $42.9 million for the twelve months ended December 31, 2001 to $53.8 million for the twelve months ended December 31, 2002. Operations expense as a percentage of revenues decreased from 63% in 2001 to 52% in 2002. Operations headcount increased by 201 to 571 as of December 31, 2002 from 370 as of December 31, 2001. This increase is primarily due to the expansion of the Company's mortgage and home equity operations to accommodate increasing volumes.

Sales and Marketing. Sales and marketing expenses increased $8.6 million from $16.8 million for the twelve months ended December 31, 2001 to $25.4 million for the twelve months ended December 31, 2002. Sales and marketing expenses as a percentage of revenues remained constant at 25% in both 2001 and 2002. The increase in absolute dollars is the result of increased spending in the Company's national television advertising campaign and direct mail campaigns. Sales and marketing headcount increased by 2 to 25 as of December 31, 2002 from 23 as of December 31, 2001.

Technology. Technology expenses decreased $0.7 million from $6.3 million for the twelve months ended December 31, 2001 to $5.6 million for the twelve months ended December 31, 2002. Technology expenses as a percentage of revenues decreased from 9% in 2001 to 5% in 2002. Technology headcount increased by 11 to 49 as of December 31, 2002 from 38 as of December 31, 2001.

General and Administrative. General and administrative expenses increased $1.1 million from $5.8 million for the twelve months ended December 31, 2001 to $6.9 million for the twelve months ended December 31, 2002. General and administrative expenses as a percentage of revenues decreased from 9% in 2001 to 7% in 2002. General and administrative headcount increased by 2 to 43 as of December 31, 2002 from 41 as of December 31, 2001.

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

Revenue Recognition. The Company's mortgage and home equity revenues are derived from the origination and sale of loans. Mortgage and home equity loans are funded through the Company's warehouse lines of credit and sold to loan purchasers typically within thirty days. Mortgage and home equity loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Also included in mortgage and home equity loan revenues are amounts recorded in connection with loans sold under a Sale Agreement with Greenwich Capital (see "Off-Balance Sheet Arrangements"). The Company sells all loans to loan purchasers on a servicing released basis without recourse, subject to certain representations and warranties. Additionally, the Company is responsible for a minimum number of payments to be made on these loans. As such, the Company records reserves as a contra-revenue at the time a loan is sold, based on certain assumptions in anticipation of future losses.

The Company funds prime auto loans using a line of credit and then sells them to a qualified special purpose entity (QSPE), which was created in July 2002 (see "Off-Balance Sheet Arrangements"). Revenues from these sales consist of the estimated future discounted cash flows net of interest, servicing fees and credit losses. Revenues on prime auto loan sales are recognized when the loan is sold to the QSPE.

Prior to the third quarter of 2003, sub-prime auto loans were sold to sub-prime auto loan purchasers. The revenue on these loans consisted of the mark-up to the lending partner's loan price or a set origination fee. These revenues were recognized at the time the loan was sold. In the third quarter of 2003, the Company stopped processing and funding sub-prime auto loans and shifted this portion of the business to a referral based system. Loan applications that do not meet the prime auto lending criteria are referred out to other sub-prime lenders in exchange for a fee. This fee is recognized as revenue at the time of transfer to the sub-prime lender.

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

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The Company designates forward delivery commitments, where the company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all best efforts sell forward commitments as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a best efforts sell forward commitment has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to designated SFAS 133 hedges during the twelve months ended December 31, 2002 and 2003.

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

eserves for loan originations. The Company sells loans to loan purchasers on a servicing released basis without recourse. As such, the risk of loss or default by the borrower has generally been assumed by these purchasers. However, the Company is usually required by these purchasers to make certain representations relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults. In connection with a majority of its loan sales agreements, the Company is also responsible for a minimum number of payments to be made on each loan, or else the Company may be required to refund the premium paid to it by the loan purchaser. As such, the Company records reserves based on certain assumptions in anticipation of future losses as a result of current activity.

Loan loss reserves due to potential violations of representations and warranties are recorded based on a percentage of current month originations. The Company currently calculates this loss rate exposure based on its historical loss rates as well as similar lending portfolios. Once the Company has endured a complete economic cycle, the rate will be adjusted based on actual losses as a percentage of origination volume on a historical basis. Premium repayment reserves, generated through early loan prepayments related to loans sold to investors, are recorded based on a rate determined by calculating actual prepayments as a percentage of originations on a historical basis applied to current month originations.

Stock Compensation. The Company accounts for stock- based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting For Stock-Based Compensation -- Transition And Disclosure -- An Amendment Of SFAS No. 123. Under APB No. 25, compensation expense is based on the excess of the estimated fair value of the Company's stock over the exercise price, if any, on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Deferred Tax Asset. The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced. The Company's deferred tax asset arises principally from net operating loss carryforward (NOLs). There are significant judgments and estimates involved in projecting the recoverability of the deferred tax asset, particularly with respect to the existence of future taxable income sufficient to realize NOLs. The Company reported its first profitable year in 2002 and was again profitable in 2003. However, the sustained low interest rate environment created favorable operating conditions for the Company. During the fourth quarter of 2003, mortgage refinancing volume declined sharply and the Company reported a loss from operations and is projecting a loss for the first quarter of 2004. Management will continue to monitor projections of future taxable income and when it believes realization of the tax benefits associated with the NOLs is more likely than not, management will reduce the valuation allowance by recording a benefit through the income tax provision recorded in the statement of operations. Based upon the Company's performance throughout the coming year it is possible that management would reduce the valuation allowance during 2004; however, management can provide no assurances as to the amount of such reduction, the period in which it might occur or if it will occur at all.

OFF-BALANCE SHEET ARRANGEMENTS

Retained interest in auto loans. On June 17, 2002, the Company entered into an arrangement to sell auto loan receivables to a qualified special purpose entity (QSPE), E-Loan Auto Fund One, LLC ("E-Loan Auto"), for the purpose of being able to recognize the gain on sale from these loans. These transactions involve the Company surrendering control over these assets to assure that the sold assets have been isolated from the Company and its creditors. As E-Loan Auto has met the appropriate tests to be considered a QSPE the assets and liabilities of E-Loan Auto are appropriately not consolidated in financial statements of the Company. In the event that the entity no longer qualifies as a QSPE and is required to be consolidated, the Company would no longer be in compliance with certain debt covenants related to its warehouse and other lines of credit, as currently structured. In particular, the Company's debt to tangible net worth covenants would be exceeded, however management believes that it would be able to renegotiate its existing warehouse related covenants to adequately accommodate the consolidation of this entity, if needed. E-Loan Auto has obtained a secured borrowing facility from Merrill Lynch Bank USA to finance all purchases of loans from the Company. The Company recognizes a gain on the sale of auto loan receivables to E-Loan Auto in the period in which the sale occurs, which represents the difference between the sale proceeds to the Company and the Company's net carrying value of the receivables. The Company retains an interest in the future cash flows from the loans. Such cash flows are distributed to the Company by the QSPE monthly. The fair value of the retained interest asset is based upon the net present value of the estimated future cash flows to be received by the Company over the life of the loans. These retained interest assets are recorded on the balance sheet at fair value as trading assets, and are adjusted to estimated fair value at each subsequent reporting period. Changes in the estimated fair value of the residual interests are recorded through the statement of operations. Estimates of future cash flows to be received by the Company reflect assumptions regarding the cumulative credit losses to be incurred on the pool of auto loan receivables sold, prepayment rates of the auto loans and the rate at which the estimated future excess cash flows are discounted. The assumptions used represent the Company's best estimates, and the use of different assumptions could produce different financial results. The Company will continue to monitor and update its assumptions over time.

Sale Agreement with Greenwich Capital. The Company has an uncommitted mortgage loan purchase and sale agreement with Greenwich Capital, for the purpose of controlling the timing associated with loan sales. Under the terms of this agreement, mortgage loans which are subject to a mandatory sell forward commitment between the Company and an investor, but have not yet been purchased, may be sold to Greenwich Capital with the accompanying trade assignment. Revenues from loans sold under this arrangement are included as a receivable on the balance sheet. All loans sold under this arrangement are already committed to another investor, and as such, hold little risk of being unsaleable. Therefore, in the event that the Company was unable to utilize this arrangement, the Company would experience a one-time impact to revenues in the period this arrangement was discontinued

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash include cash from the sale of mortgage, home equity and auto loans, borrowings under warehouse lines of credit and other credit facilities, brokerage fees, interest income, credit card referrals and the sale of debt and equity securities in both private and public transactions. The Company's uses of cash include the funding of mortgage, home equity and auto loans, repayment of amounts borrowed under warehouse lines of credit, operating expenses, payment of interest, and capital expenditures primarily comprised of furniture, fixtures, computer equipment, software and leasehold improvements. Because the Company's loan origination operating activities are funded principally through its warehouse and other lines payable, the Company analyzes trends in operating cash flows by combining cash flows from operating activities with cash flows from certain financing activities (specifically cash flows from warehouse and other lines payable).

Cash used in operating activities, net of cash provided by financing activities related to its warehouse and other lines payable was $4.8 million for the twelve months ended December 31, 2003. The Company obtained cash from the net income of $22.6 million for the twelve months ended December 31, 2003. Additionally, the Company benefited from positive cash flow as a result of loans held-for-sale net of warehouse payable decreasing and providing $3.1 million in net cash. However, these sources of cash were offset by two major uses of cash: (1) the receivable related to the Greenwich Sale Agreement increased $13.7 million as more loans were sold under this agreement and at a higher revenue/loan than the comparable period the year before, and (2) the retained interest asset continued to increase, going up another $7.7 million as additional loans were sold to the QSPE in 2003.

Cash used in operating activities, net of cash provided by financing activities related to its warehouse and other lines payable was $7.4 million for the twelve months ended December 31, 2002. The net change in loans held-for-sale less the related warehouse payable resulted in a cash usage of $5.6 million in the twelve months ended December 31, 2002. This is due to the overall increase in the loans held-for-sale balances less the amount advanced by the warehouse lenders. Additionally, $4.0 million of cash was used in the increase of the retained interest asset for the QSPE started in June of 2002. Both of these amounts were offset by cash provided by the increase in the income tax payable related to taxes estimated to be paid in 2003 for the year ended 2002. Note that fiscal year 2002 was the first profitable year for the Company, and as such, resulted in taxable income. While the Company has significant amounts of net operating loss carryforwards (NOLs), the state of California imposed a two-year moratorium on the usage of NOLs for the tax years 2002 and 2003.

Net cash used in investing activities was $4.1 million and $10.1 million for the twelve months ended December 31, 2002 and 2003, respectively. Net cash used in investing activities during 2002 and 2003 was entirely related to purchases of software, furniture, equipment and leasehold improvements. The increase in 2003 was primarily due to the addition of infrastructure related to increased headcount and investment in new technology systems. In 2003, the Company relocated its corporate headquarters to a new, larger facility in Pleasanton, California. Capital expenditures related to the new facility (net of tenant improvement allowances) were $2.7 million for the twelve months ended December 31, 2003. The Company will complete the buildout of its new facility in the first half of 2004, and as a result expects to spend an additional $2.1 million to complete the project.

Cash provided by financing activities, net of cash used by its warehouse and other lines payable was $0.5 million for the twelve months ended December 31, 2002 and $2.9 million for the twelve months ended December 31, 2003. The large increase from 2002 to 2003 was due to the issuance of common stock from the exercise of stock options and the Employee Stock Purchase Plan, as a result of the company's increased stock price during the second and third quarters of 2003.

The Company has committed and uncommitted warehouse lines of credit that it uses to fund mortgage and home equity loans. A committed line is a firm commitment from the warehouse lender that funds will be available if requested. The Company pays for these committed funds either in the form of pre-paid commitment fees charged as a percentage of the committed line available, or in the form of an unused line fee, which is assessed monthly based on a percentage of the unused amount during the previous month. Uncommitted funds are available to the Company at the warehouse lenders discretion, and could potentially not be accessible by the Company if the warehouse lender denied the funding request. The Company has not experienced such a denied funding request from any of its current or previous warehouse lenders.

The Company has a warehouse line of credit for borrowings of up to $75 million for the interim financing of mortgage loans with GMAC Mortgage Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. This warehouse line requires the Company to pay GMAC a non-use fee when the average outstanding principal amount of borrowings is less than 50% of the total commitment at a rate of 0.25% per annum on the daily average unutilized commitment. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on March 31, 2005. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $15.0 million in addition to the requirement that the Company maintain at least one other committed warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company had to obtain a waiver as a result of failure to meet a current ratio covenant for the months ended April 30, 2003 and May 31, 2003, but was in compliance with all covenants for this agreement for all other periods and at December 31, 2003.

The Company has an uncommitted warehouse line of credit for borrowings of up to $200 million for the interim financing of mortgage loans with Merrill Lynch Mortgage Capital Inc. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The uncommitted line of credit expires on February 4, 2005. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. This line of credit facility was added subsequent to the year ended December 31, 2003.

The Company has an agreement to finance up to $400 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. As part of this agreement the Company had to pay a commitment fee of $1.0 million for the period of March 31, 2003 through March 30, 2004. The commitment fee was reduced to $750,000 for the period March 15, 2004 through March 14, 2005. The line requires the restriction of $2.5 million in cash as additional collateral, however, in March 2004, the line was amended to remove this restriction. The line expires March 14, 2005. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $75 million in committed funds. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all debt covenants for this agreement during the year ended and at December 31, 2003.

On June 14, 2002, the Company secured a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to the sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility requires the Company to pay an unused line fee equal to 0.50% per year on the average daily unused line balance. This facility expires on July 13, 2004. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million (including Restricted Cash). Additionally, the Company is prohibited from obtaining or incurring any debt or contingent liability in excess of $5 million without prior consent from the lender. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all debt covenants for this agreement during the year ended and at December 31, 2003.

The following table summarizes the key terms of our current warehouse and other lines payable:

                                    GMAC     Greenwich    Merrill     Merrill
                                  Mortgage    Capital      Lynch       Lynch
                                    $75M       $400M       $200M        $10M
                                 ----------  ----------  ----------  ----------
Cost of Funds
   Spread over LIBOR             1.25%-2.0%  0.75%-1.25% 0.75%-1.0%  1.0%-2.0%

Covenants
   Minimum Cash                  $15.0M      $15.0M      $12.5M      $15.0M (1)
   Minimum Tangible Net Worth    $40.0M      $60.0M      $40.0M      $25.0M
   Debt to Tangible Net Worth    10:1        10:1        12:1        --
                                                         Net Worth >
                                                         80% prior
   Profitability                 --          --          2 qtrs      --
   Current Ratio                 1.0:1.0     --          --          1.0:1.0
   Additional Facility           $100.0M     $75.0M      --          --

Advance Rates                    95%-100%    96%-99%     96%-99%     92%-97%

(1) Inclusive of all restricted cash, not to exceed $5 million

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

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, National Association to support working capital needs. The interest rate charged on borrowings against these funds is based on LIBOR plus 2%, and is payable monthly. The line of credit expires on June 30, 2004. On December 11, 2003, the agreement was amended to reduce the line of credit to $2,350,000 and extend the expiration date to June 30, 2005. As part of the amendment, the Company was required to provide restricted cash as collateral for this line of credit. Currently, the line of credit is being utilized to support letters of credit related to the new Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds. The Company was in compliance with all debt covenants for this agreement during the year ended and at December 31, 2003.

The adequacy of our liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties and access to capital markets. With $34.0 million of cash on hand at December 31, 2003 and borrowing capacity under our warehouse and other lines of credit of $687 million, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur for at least the next twelve months; however, our ability to maintain positive liquidity going forward depends on our ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The following are return on equity and asset ratios for the years ended December 31, 2002 and 2003:

                                    December 31,
                                  2002       2003
                                ---------  ---------
Return on assets (1)..........       3.2        7.7
Return on equity (2)..........      22.2       32.9
Equity to assets (3)..........      14.5       23.4

(1) Net income divided by average total assets, multiplied by 100.

(2) Net income divided by average equity, multiplied by 100.

(3) Average equity divided by average total assets, multiplied by 100.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

While we achieved our first profitable year during fiscal year 2002, we have a history of losses, and we may not be able to maintain profitability.

While we achieved our first profitable year during 2002, we have an accumulated deficit of $183.6 million, as of December 31, 2003. In the fourth quarter of 2003, we experienced a pre-tax loss of $1.5 million and may not regain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

We have a limited operating history and consequently face significant risks and challenges in building our business.

We were incorporated in August 1996, initiated our online mortgage operations in June 1997 and acquired our online auto operations in September 1999. We cannot assure that the Company will be able to operate successfully if a downturn in the mortgage or auto business occurs. As a result of our limited operating history, our recent growth and our reporting responsibilities as a public company, we may need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our underwriting, accounting, finance, marketing, and operations departments.

Our quarterly financial results are vulnerable to significant fluctuations and seasonality, which could adversely affect our stock price.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of social and economic factors. Certain months or quarters historically experience greater volumes of mortgage and auto loan applications and funded loans. Moreover, the level and direction of interest rates regulate the relative volatility of seasonal loan origination cycles. As a result, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. It is possible that in some future periods our operating results may not meet the expectations of market analysts and investors. In this event, the price of our common stock may fall.

Interest rate fluctuations could significantly reduce customers' incentive to refinance existing mortgage loans.

Rising interest rates generally reduce the demand for mortgage loans. Due to the low interest rate environment for the last several years, a significant percentage of our mortgage customers used our services to refinance existing mortgage loans. As mortgage interest rates have risen, consumers' incentive to refinance has been greatly reduced and the number of refinance loans that we originated and the revenues generated from those loans declined significantly. In an environment of rising or high interest rates relative to the interest rates on existing loans, refinance loan revenue could continue to decline. If we are unable to increase diversified product revenue to offset the decline in refinance loan activity, our business and results of operations may be adversely affected.

Our ability to engage in profitable secondary sales of loans may also be adversely affected by increases in interest rates.

The mortgage loan purchase commitments we obtain are contingent upon our delivery of the relevant loans to the purchasers within specified periods. To the extent that we are unable to deliver the loans within the specified periods and interest rates increase during those periods, we may experience no gain or even a loss on the sale of these loans. In addition, any increase in interest rates will increase the cost of maintaining our warehouse and repurchase lines of credit on which we depend to fund the loans we originate. The interest direct margin earned on loans held-for-sale significantly benefited from the spread between long-term and short-term interest rates starting in 2001 and continuing through the second quarter of 2003. Based on historical trends, we do not expect the same level of benefit from interest rate spreads in a normal market. We have implemented a hedging program to manage the risk of loss due to fluctuations in interest rates, but our hedging efforts may not be successful, and no hedging strategy can completely eliminate interest rate risk. A sharp decrease in interest rates over a short period may cause customers who have interest rates on mortgage loans committed through us to either delay closing their loans or refinance with another lender. If this occurs in significant numbers, it may have an adverse effect on our business or quarterly results of operations.

Our hedging strategy may not succeed in reducing our exposure to losses caused by fluctuations in interest rates.

We attempt to manage our interest rate risk exposure on mortgage loan interest rate locks through hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole- loan sales to fix the sales price of loans we expect to fund. An effective hedging strategy is complex, and we have limited experience administering a hedging program. A successful hedging program depends in part on our ability to properly estimate the number of loans that will actually close and is subject to fluctuations in the prices of mortgage-backed securities, which do not necessarily move in tandem with the prices of loans we originate and close. To the extent that we implement a hedging strategy but are unable to effectively match our purchases and sales of mortgage-backed securities with the sale of the closed loans we have originated, our gains on sales of mortgage loans will be reduced, or we will experience a net loss on those sales. In addition, in September 2003, we began managing our interest rate exposure related to our auto loan approvals by entering into amortizing swap contracts. Approved auto loan applicants are provided a guaranteed rate for up to a 45 day period. To the extent that we implement a hedging strategy but are unable to effectively match our coverage with anticipated loan volume, it is possible that we could experience a net loss on those loan approvals. Finally, if we are unable to obtain the necessary liquidity to execute our hedging programs through multiple hedge counterparties, our hedging strategy may not succeed. We currently have one counter-party for auto hedging and 14 counterparties for mortgage hedging.

Uncertainty with respect to the time it takes to close mortgage loans can lead to unpredictable revenue and profitability.

The time between the date an application for a mortgage loan is received from a customer and the date the loan closes can be lengthy and unpredictable. The loan application and approval process is often delayed due to factors over which we have little or no control, including the timing of the customer's decision to commit to an available interest rate, the close of escrow date for purchase loans, the timeliness of appraisals and the adequacy of the customer's own disclosure documentation. Purchase mortgage loans generally take longer to close than refinance loans as they are tied to the close of the property sale escrow date. This uncertain timetable can have a direct impact on our revenue and profitability for any given period. We may expend substantial funds and resources supporting the loan fulfillment process and never generate revenue from closed loans. Therefore, our results of operations for a particular period may be adversely affected if the mortgage loans applied for during that period do not close in a timely manner or at all.

The increasing number of federal, state and local "anti-predatory lending" laws may restrict our ability to originate certain mortgage loans, or increase our risk of liability or cost of doing business.

The enactment of federal, state and local laws, rules and regulations intended to eliminate so-called "predatory" lending practices impose restrictions on loans on which certain points and fees or the annual percentage rate ("APR") exceed specified thresholds. Our mortgage loan purchasers and warehouse lenders are willing to buy or finance only a very limited selection of such loans, and these loans are subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for monetary damages, and administrative enforcement actions. The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for certain subprime loans, making it difficult to fund or sell such loans. The growing number of these laws, rules and regulations may increase our cost of doing business, as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could adversely affect our business and results of operations.

We have recently experienced significant growth in our business, and if we are unable to manage this growth, our business will be adversely affected.

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At December 31, 2002 and 2003, we had 688 and 832 full-time employees (including temporary and contract employees), respectively.

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

We depend on GMAC Mortgage Corporation, formerly GMAC Bank ("GMAC Mortgage"), Greenwich Capital Financial Products, Inc. ("Greenwich Capital") and Merrill Lynch Mortgage Capital Inc. ("Merrill Lynch") to finance our mortgage loan activities through the warehouse credit facilities they provide. If any of these warehouse credit facilities becomes unavailable, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants on any of our lines could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. In the past, we have had to obtain waivers from our warehouse lenders as a result of our failure to comply with covenants regarding the issuance of capital stock, excess asset purchases and our failure to meet financial ratios. More recently, we obtained a waiver from one of our warehouse lenders due to a failure to meet a current ratio covenant for the months ended April 30 and May 31, 2003. Our agreement with Greenwich Capital expires on March 14, 2005, our agreement with GMAC Mortgage expires on March 31, 2005 and our agreement with Merrill Lynch expires on February 4, 2005. Upon expiration of these agreements, management believes it will either renew its existing warehouse credit facilities or obtain sufficient additional credit facilities. However, we cannot assure that these agreements will be renewed or extended past their current expiration dates, and additional sources of funding for our mortgage loans may not be available on favorable terms or at all.

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

For the year ended December 31, 2003, the majority of our home equity loans were purchased by Wells Fargo Bank and The Provident Bank pursuant to Home Equity Loan/Line Purchase Agreements. If either loan purchaser is unable or unwilling to purchase our home equity loans, we may experience delays in our ability to accept or process home equity loan applications until we are able to secure new sources of loan purchasers. Sufficient additional sources of loan purchasers for our home equity loans may not be available on favorable terms or at all.

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

We depend on automated underwriting and other services offered by government sponsored and other mortgage investors, including Fannie Mae and Freddie Mac ("Agencies"), to help ensure that our mortgage services can be offered efficiently and on a timely basis. We currently have an agreement with the Agencies that authorizes our use of their automated underwriting services and enables us to sell qualified first mortgages to these Agencies. We cannot assure that we will remain in good standing with the Agencies or that the Agencies will not terminate our relationship. We expect to continue to process a significant portion of our conforming mortgage loans using the Agencies' systems. Our agreement with the Agencies can be terminated by either party. The termination of our agreements with the Agencies would adversely affect our business by reducing our ability to streamline the mortgage origination process.

Any outages, delays or other difficulties experienced internally or through internet service providers, online service providers or other website operators on which our users depend could adversely affect our business.

Due to the complexities of providing effective and responsive internet based products and services to customers, our information technology business model could experience delays and outages caused by a number of factors. Our IT platform is an integration of complex technologies ranging from proprietary and open source technologies to commercially available licensed technologies from industry leaders such as Cisco Systems, Sun Microsystems and Oracle. Although our IT business systems are designed to minimize downtime in the normal course of business, we cannot assure our service levels can be maintained in all possible disaster scenarios. Moreover, our users depend on Internet service providers, online service providers and other website operators for access to our website. Many Internet users have experienced significant outages in the past, and could experience outages, delays and other difficulties due to component or system failures unrelated to our systems. Any of these problems could adversely affect our business.

Our business will be adversely affected if we are unable to safeguard the security and privacy of our customers' financial data.

Internet usage could decline if any well-publicized compromise of security occurred. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by any breaches that occur. We also retain on our premises personal financial documents we receive from prospective borrowers in connection with their loan applications. These documents are highly sensitive and if a third party were to misappropriate our customers' personal information, customers could possibly bring legal claims against us. We cannot assure that our privacy policy will be deemed sufficient by our prospective customers or compliant with any federal or state laws governing privacy, which may be adopted in the future.

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

We attempt to minimize the interest rate risk associated with the time lag between when fixed rate mortgage loans are rate-locked and when they are committed for sale or exchanged in the secondary market, through our hedging activities. Individual mortgage loan risks are aggregated by loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. We currently hedge our mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities in addition to both mandatory and best efforts forward loan sale agreements with the ultimate investor. We determine which alternative provides the best execution in the secondary market. In addition, we do not believe our net interest income would be materially affected as a result of concurrent changes in long-term and short-term interest rates due to the short duration of time loans are held on the balance sheet prior to being sold (approximately thirty days). We manage our interest rate exposure related to auto loan approvals by entering into amortizing swap contracts.

We believe that we have implemented a cost-effective hedging program to provide a high level of protection against changes in the market value of rate-lock commitments. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Financial Statements and Notes to Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information regarding directors and executive officers appearing under the headings "Nominees," "Nominating Committee", "Section 16 (a) Beneficial Ownership Reporting Compliance" and "Family Relationships" of our proxy statement relating to our 2004 Annual Meeting of Stockholders to be held on June 11, 2004 (the "2004 Proxy Statement") is incorporated into this item by reference.

The Company has adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, principal accounting officer and its Board of Directors. A copy of the code of ethics is available on the Company's website at www.eloan.com. The registrant intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, by posting such information on its website at the website address set forth above.

The names of the executive officers of the Company and their ages, titles, and biographies as of the date hereof are set forth below:

Christian A. Larsen; age 43; Chief Executive Officer, President and Chairman of the Board.

Mr. Larsen co-founded the Company in August 1996, has served as its Chief Executive Officer since June 1998 and was named Chairman of the Board in March 2001. From August 1996 to June 1998, Mr. Larsen served as the Company's President. Mr. Larsen has been a director of the Company since its incorporation in August 1996. From October 1992 to August 1996, Mr. Larsen was the President of Palo Alto Funding Group, the mortgage brokerage he co-founded in 1992 and the Company's predecessor company. Mr. Larsen holds an M.B.A. degree from Stanford University and a B.S. degree from San Francisco State University.

Mark E. Lefanowicz; age 46; Chief Operating Officer and Director.

Mr. Lefanowicz has served as Chief Operating Officer of E-LOAN since January 2004 and as a Director of the company since October 2002. Mr. Lefanowicz served as Executive Vice President and Chief Financial Officer at Bay View Capital Corporation, a diversified financial services company headquartered in San Mateo, Calif. and parent company to Bay View Bank. Prior to Bay View Capital, Mr. Lefanowicz served as Chief Financial Officer of Provident Funding Associates, now one of the five largest wholesale residential lenders in the country. Mr. Lefanowicz also served in a variety of senior management positions at Coopers & Lybrand. As Partner-in-Charge of Coopers & Lybrand West Region Financial Services Practice, he was responsible for developing the firm's overall business goals, strategies and operations for banks, savings and loans, and mortgage banks located on the West Coast. Mr. Lefanowicz holds a B.S. degree in Accounting from the University of Wyoming. Having earned his CPA in 1980, he is also a member of AICPA and CACPA.

Matthew Roberts; age 35; Chief Financial Officer and Secretary.

Mr. Roberts has served as Chief Financial Officer of the Company since December 2000. From January 1999 to November 2000, Mr. Roberts served as the Company's Vice President of Finance. Prior to joining the Company, Mr. Roberts served as Corporate Controller of NetDynamics from April 1997 to January 1999 (acquired by Sun Microsystems). From March 1994 to April 1997, Mr. Roberts held senior financial and operational management positions at Berkeley Systems. Mr. Roberts is a certified public accountant and holds a B.S. degree in Accounting from Santa Clara University.

Harold "Pete" Bonnikson; age 49; Vice President of Operations.

Mr. Bonnikson has served as Vice President of Operations of the Company since January 1999. Prior to joining the Company, Mr. Bonnikson was with North American Mortgage and its predecessor companies since 1981. Mr. Bonnikson was the Executive Vice President of North American Mortgage from 1993 to 1999. Mr. Bonnikson holds a B.S. degree from California State University at Sacramento.

Geoffrey Halverson; age 60; Vice President of Auto Operations.

Mr. Halverson has served as the Company's Vice President of Auto Operations since May 2003. Prior to joining the Company, from 1999 until 2002, Mr. Halverson was an Executive VP at PeopleFirst.com, a Capital One Company, where he built the operating infrastructure and lending platform for this start up online auto finance lender. From 1996 to 1999, he was the IT Director, Strategic Financial Planning and Activity Based Costing for Ameritech Corporation. In 1994, he founded AutoTRENDS Consulting to provide consulting services to the financial services industry. Working with CEOs, he conducted in-depth market analysis by county; developed market and product differentiation strategies based on interviews and feedback from dealers; prepared information technology strategies along with operational workflows and process mapping; and developed detailed profitability projections for startup and continuing operations of existing portfolios. Mr. Halverson was an Operations Group Manager for Progressive Insurance from 1990 to 1994 and held the position of VP of Business Operations and Credit Risk at Security Pacific Auto Finance from 1988 to 1990. Mr. Halverson also served as the CFO of a Tier 2 supplier of injection molded and extruded plastic components for Ford, General Motors and Chrysler. His finance and operational process experience in financial services is substantial and initially was developed at Ford Credit and Ford Motor Company. Mr. Halverson has taught Applied Mathematics and Computer Science at the college level and holds an MBA with concentration in Finance from Northern Illinois University and a Bachelor of Arts in Mathematics from Lawrence University.

Etienne Handman; age 43; Chief Technology Officer.

Mr. Handman has served as the Company's Chief Technology Officer since November 2000. Prior to joining the Company, Mr. Handman served as Vice President of Technology of Oberthur Card Systems from September 1999 to November 2000 and Vice President of Operations for De La Rue from May 1983 to September 1999. Mr. Handman completed Stanford University's Executive Program and holds a B.A. degree in Mathematics and Computer Science from McGill University in Montreal, Quebec, Canada.

Eduardo Pretell; age 37; Vice President of Marketing.

Mr. Pretell has served as the Company's Vice President of Marketing since March 2004. Mr. Pretell served as the Company's Vice President of Product Management from May 2000 to February 2004. From October 1999 to April 2000 he was the Director of Product Management and prior to that held senior product marketing positions within the Company since joining January 1999. Between September 1997 and December 1999, Mr. Pretell was an independent marketing consultant serving web-based companies. From October 1995 to August 1997 Mr. Pretell worked in product marketing roles at Intuit. From September 1993 to September 1995 Mr. Pretell was a marketing management consultant at Booz Allen and Hamilton. From September 1988 to August 1991 Mr. Pretell worked in marketing and technology management roles at Prudential Insurance. Mr. Pretell holds an M.B.A. degree from Stanford University's Graduate School of Business and a B.A. from Haverford College.

Sedrick A. Tydus; age 51; Vice President of Home Equity Operations.

Mr. Tydus has served as Vice President of Home Equity Operations since July 2001. Prior to joining the Company, Mr. Tydus was the Executive Vice President of Premier Banking at Bank of America from November 1998 to November 2000. From March 1998 to November 1998, Mr. Tydus was the Executive Vice President of California Retail Marketing at the Bank of America. From November 1996 to February 1998, Mr. Tydus was the Executive Vice President of Equity Loan Origination at Transamerica Home Loans. From 1990 to 1996, Mr. Tydus was the Executive Vice President of Northern California Retail Bank at Wells Fargo Bank. Mr. Tydus holds an M.B.A. degree from Stanford Business School and a B.A. degree from Dartmouth College.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the headings "Compensation of Directors," "Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report of the Board of Directors," "Executive Compensation" and "Performance Graph" of our 2004 Proxy Statement is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading "Equity Compensation Plan Information" of our 2004 Proxy Statement is incorporated into this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the heading "Certain Relationships and Related Transactions" of our 2004 Proxy Statement is incorporated into this item by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the heading "Fees to Independent Auditors for Fiscal 2003 and 2002" of our 2004 Proxy Statement is incorporated into this item by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following financial statements of E-LOAN, Inc. and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 2003:

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K. E-LOAN filed or furnished the following Current Reports on Form 8-K during the fourth quarter of 2003:

Current Report on Form 8-K filed with the SEC October 24, 2003 for the purpose of reporting under Item 5 thereof that E-LOAN relocated its executive offices from 5875 Arnold Road, Suite 100, Dublin, California 94568 to 6230 Stoneridge Mall Road, Pleasanton, California 94588;

Current Report on Form 8-K furnished to the SEC on October 29, 2003 for the purpose of reporting under Item 9 and Item 12 thereof E-LOAN's third quarter financial results.

(c) Exhibits

3.1	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999 (3)
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated February 15, 2001 (5)
3.3	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001 (5)
4.1	Stock Purchase Warrant issued to Greenwich Financial Products Inc. dated February 23, 2001 (5)
10.1	1997 Stock Plan dated August 30, 1999 (2)
10.2	1999 Employee Stock Purchase Plan dated October 25, 1999 (2)
10.3	Form of Indemnification Agreement between the Registrant and each of its directors and officers (1)
10.4	Loan Purchase Agreement with Norwest Funding Inc. dated May 18, 1998
10.5	Mortgage Loan Purchase and Sale Agreement with Greenwich Capital Financial Products, Inc. dated September 25, 1998 (1)
10.6	Loan Purchase Agreement with Aurora Loan Services Inc. dated August 23, 2000
10.7	Home Equity Loan/Line Purchase Agreement with Wells Fargo Bank West, N.A. and Wells Fargo Bank, N.A. dated November 1, 2000 (4)*
10.8	Warehouse Credit Agreement with GMAC Bank dated as of November 1, 2001 (6)
10.9	First Modification Agreement with GMAC Bank dated as of November 1, 2001 (6)
10.10	Warehouse Security Agreement with GMAC Bank dated as of November 1, 2001 (6)
10.11	Second Modification Agreement with GMAC Bank dated December 17, 2001(7)
10.12	Correspondent Agreement with The Provident Bank dated January 18, 2002 (11)*
10.13	Correspondent Agreement with GMAC Mortgage Corporation dated January 25, 2002
10.14	Promissory Note with Greenwich Capital Financial Products, Inc. dated March 21, 2002(7)
10.15	Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 21, 2002(7)
10.16	Fourth Modification Agreement with GMAC Bank dated March 28, 2002(7)
10.17	Third Modification Agreement with GMAC Bank dated February 26, 2002 (8)
10.18	Advertising, Marketing and Linking Agreement with zipRealty, Inc. dated April 15, 2002 (8)*
10.19	Fifth Modification Agreement with GMAC Bank dated April 18, 2002 (8)
10.20	Sixth Modification Agreement with GMAC Bank dated April 30, 2002 (8)
10.21	Seventh Modification Agreement with GMAC Bank dated May 29, 2002 (8)
10.22	Limited Liability Company Agreement of E-LOAN Auto Fund One, LLC, a wholly-owned subsidiary of E-LOAN, Inc. dated May 21, 2002 (8)
10.23	Certificate of Formation of E-LOAN Auto Fund One, LLC, a wholly-owned subsidiary of E-LOAN, Inc., dated May 21, 2002 (8)
10.24	Credit Agreement between E-LOAN Auto Fund One, LLC, E-LOAN, Inc. and Merrill Lynch Bank USA dated as of June 1, 2002 (8)
10.25	Administration Agreement between E-LOAN Auto Fund One, LLC and E-LOAN, Inc. dated as of June 1, 2002 (8)
10.26	Security Agreement between E-LOAN Auto Fund One, LLC and Merrill Lynch Bank USA dated as of June 1, 2002 (8)
10.27	Servicing and Custodian Agreement by and among Systems & Servicing Technologies, Inc., E-LOAN Auto Fund One, LLC and E-LOAN, Inc. dated as of June 1, 2002 (8)
10.28	Contribution and Sale Agreement between E-LOAN Auto Fund One, LLC and E-LOAN, Inc. dated as of June 1, 2002 (8)
10.29	Seventh Modification Agreement with GMAC Bank dated May 29, 2002 (9)
10.30	Amendment Number One to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated July 1, 2002 (9)
10.31	Eighth Modification Agreement with GMAC Bank dated July 31, 2002 (9)
10.32	Ninth Modification Agreement with GMAC Bank dated August 21, 2002 (9)
10.33	Amendment Number Two to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated August 26, 2002 (9)
10.34	Mortgage Loan Purchase Agreement with Countrywide Home Loans, Inc. dated September 11, 2002 (9)
10.35	Tenth Modification Agreement with GMAC Bank dated September 30, 2002 (9)
10.36	Amendment Number Three to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated September 30, 2002 (10)
10.37	Indemnification Agreement with Etienne Handman dated October 1, 2002 (11)
10.38	Indemnification Agreement with Sedrick Tydus dated October 1, 2002 (11)
10.39	Indemnification Agreement with Claus Henrik Lund dated October 1, 2002 (11)
10.40	Indemnification Agreement with Mark E. Lefanowicz dated October 29, 2002 (11)
10.41	Director Agreement with Mark E. Lefanowicz dated October 29, 2002 (11)
10.42	Eleventh Modification Agreement with GMAC Bank dated October 29, 2002 (11)
10.43	Amendment Number Four to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 12, 2003 (11)
10.44	Amendment Number Five to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 31, 2003 (11)
10.45	Twelfth Modification Agreement and Agreement for E-Services with GMAC Bank dated February 21, 2003 (12)
10.46	Master Mortgage Loan Purchase and Interim Servicing Agreement with Greenwich Capital Financial Products, Inc. dated February 1, 2003 (12)
10.47	Seller's Purchase, Warranties and Interim Servicing Agreement with DLJ Mortgage Capital, Inc. dated April 1, 2003 (12)
10.48	Indemnification Agreement with Geoff Halverson dated April 14, 2003 (12)
10.49	Thirteenth Modification Agreement with GMAC Bank dated May 7, 2003 (12)
10.50	Second Amendment to Credit Agreement with E-Loan Auto Fund One LLC and Merrill Lynch Bank USA dated June 3, 2003 (13)
10.51	Fifteenth Modification Agreement with GMAC Bank dated June 18, 2003 (13)
10.52	Fourth Amended and Restated Note in favor of GMAC Bank dated June 18, 2003 (13)
10.53	Sublease with Charles Schwab & Co., Inc. dated June 20, 2003 (13)
10.54	Amendment Number Six to the Master Loan and Security Agreement with Greenwich Capital Financing Products, Inc. dated June 30, 2003 (13)
10.55	Promissory Note in favor of Greenwich Capital Financing Products, Inc. dated June 30, 2003 (13)
10.56	Third Amendment to Credit Agreement with E-Loan Auto Fund One LLC and Merrill Lynch Bank USA dated July 14, 2003 (13)
10.57	First Amendment to Servicing and Custodian Agreement with E-Loan Auto Fund LLC and Systems & Services Technologies, Inc. dated July 14, 2003 (14)
10.58	Fourteenth Modification Agreement with GMAC Bank dated August 11, 2003 (14)
10.59	Amendment Two to Marketing, Promotion, Distribution, and Related Services zipRealty, Inc. dated August 22, 2003 (14)+
10.60	Second Amendment to Servicing and Custodian Agreement with E-Loan Auto Fund LLC and Systems & Services Technologies, Inc. dated September 1, 2003 (14)
10.61	Sixteenth Modification Agreement with GMAC Bank dated September 10, 2003 (14)
10.62	Amendment Number Seven to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated September 16, 2003 (14)
10.63	Amendment Number Eight to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated September 24, 2003 (14)
10.64	Seventeenth Modification Agreement with GMAC Mortgage Corporation dated November 12, 2003
10.65	Amendment Number Nine to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated November 13, 2003
10.66	Home Equity Line of Credit (HELOC) Revolving Credit Loan Purchase, Sale & Servicing Agreement with Wachovia Bank, N.A. dated February 4, 2004+
10.67	Master Repurchase Agreement with Merrill Lynch Mortgage Capital, Inc. dated February 6, 2004
10.68	Separation Agreement and Release of Claims with Joseph J. Kennedy dated January 29, 2004
10.69	Eighteenth Modification Agreement with GMAC Mortgage Corporation dated January 13, 2004
10.70	Nineteenth Modification Agreement with GMAC Mortgage Corporation dated February 25, 2004
10.71	Amendment Number Ten to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 11, 2004
10.72	Severance Agreement and Release of Claims with Robert Purcell dated February 25, 2004
21.1	List of Subsidiaries of E-Loan, Inc.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Auditors
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350,asadopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##

___________

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

  Filed with Annual Report on Form 10-K (FYE 12/31/01) on April 1, 2002.

  Filed with Quarterly Report on Form 10-Q (FQE 06/30/02) on August 14, 2002.

  Filed with Quarterly Report on Form 10-Q (FQE 09/30/02) on November 14, 2002.

  Filed with Current Report on Form 8-K on December 11, 2002.

  Filed with Annual Report on Form 10-K (FYE 12/31/02) on March 31, 2003.

  Filed with Quarterly Report on Form 10-Q (FQE 03/31/03 on May 15, 2003.

  Filed with Quarterly Report on Form 10-Q (FQE 06/30/03) on August 13, 2003.

  Filed with Quarterly Report on Form 10-Q (FQE 09/30/03) on November 14, 2003.

* Confidential Treatment Granted

+ Confidential Treatment Requested

# Filed herewith

## Furnished herewith

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

Signature	Title	Date
/s/ Christian A. Larsen Christian A. Larsen	Chief Executive Officer, President and Chairman of the Board of Directors	March 12, 2004
/s/ Mark Lefanowicz Mark Lefanowicz	Chief Operating Officer and Director	March 12, 2004
/s/ Robert C. Kagle Robert C. Kagle	Director	March 12, 2004
/s/ Wade Randlett Wade Randlett	Director	March 12, 2004
/s/ Claus H. Lund Claus H. Lund	Director, Audit Committee Chairman	March 12, 2004

E-LOAN, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of E-LOAN, Inc.;

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)) present fairly, in all material respects, the financial position of E-LOAN, Inc. and its subsidiary at December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

San Francisco, California
March 12, 2004

E-LOAN, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 and 2003
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   2002         2003
                                                                                -----------  -----------

ASSETS
Current assets:
    Cash and cash equivalents (includes $2,500 and $4,850 of
       restricted cash)....................................................... $    36,321  $    33,973
    Loans held-for-sale.......................................................     393,386       50,874
    Accounts receivable, prepaids and other current assets....................      10,779       28,287
                                                                                -----------  -----------
          Total current assets................................................     440,486      113,134
Fixed assets, net.............................................................       6,262       11,484
Retained interests in auto loans - trading....................................       3,969       11,658
Deposits......................................................................       1,319           --
                                                                                -----------  -----------
           Total assets....................................................... $   452,036  $   136,276
                                                                                ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Warehouse and other lines payable......................................... $   383,647  $    44,283
    Accounts payable, accrued expenses and other current liabilities..........      12,339       10,366
    Capital lease obligation..................................................          10           --
                                                                                -----------  -----------
           Total current liabilities..........................................     395,996       54,649
                                                                                -----------  -----------
           Total liabilities..................................................     395,996       54,649
                                                                                -----------  -----------
Commitments and contingencies (Note 19):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2002 and December 31, 2003; 0 shares issued and
      outstanding at December 31, 2002 and December 31, 2003..................          --           --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2002 and December 31, 2003; 59,420,446 and
      62,136,790 shares issued and outstanding at December 31, 2002
      and December 31, 2003...................................................          59           62
Additional paid-in capital....................................................     262,194      265,144
Accumulated deficit...........................................................    (206,213)    (183,579)
                                                                                -----------  -----------
           Total stockholders' equity.........................................      56,040       81,627
                                                                                -----------  -----------
           Total liabilities and stockholders' equity......................... $   452,036  $   136,276
                                                                                ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            2001         2002          2003
                                                         -----------  -----------   -----------
Revenues (Note 16)..................................... $    67,950  $   103,288   $   153,008

Operating expenses:
    Operations.........................................      42,946       53,854        72,882
    Sales and marketing................................      16,785       25,365        41,368
    Technology.........................................       6,325        5,625         7,651
    General and administrative.........................       5,784        6,936         8,509
    Amortization of non-cash marketing costs...........       5,970           --            --
    Amortization of unearned compensation..............       5,164           --            --
    Amortization of goodwill and intangible assets.....      28,144           --            --
                                                         -----------  -----------   -----------
           Total operating expenses....................     111,118       91,780       130,410
                                                         -----------  -----------   -----------
Income (loss) from  operations.........................     (43,168)      11,508        22,598
Other income, net......................................       3,638          107         1,184
                                                         -----------  -----------   -----------
Income (loss) before taxes.............................     (39,530)      11,615        23,782
Income taxes...........................................          --         (964)       (1,148)
                                                         -----------  -----------   -----------
Net income (loss)...................................... $   (39,530) $    10,651   $    22,634
                                                         ===========  ===========   ===========

Net income (loss) per share:
    Basic.............................................. $     (0.73) $      0.18   $      0.37
                                                         ===========  ===========   ===========
    Diluted............................................ $     (0.73) $      0.18   $      0.34
                                                         ===========  ===========   ===========

    Weighted-average shares - basic....................      53,797       57,613        60,678
                                                         ===========  ===========   ===========
    Weighted-average shares - diluted..................      53,797       60,358        66,037
                                                         ===========  ===========   ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
($ IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           Market-
                                                                                  Addi-      ing                  Total
                                                Common Stock         Unearned    tional    Services   Accum-     Stock-
                                            -----------------------  Compensa-   Paid-in   Receiv-    ulated    holders'
                                               Shares      Amount      tion      Capital     able     Deficit    Equity
                                            ------------  ---------  ---------  ---------  --------  ---------  ---------
Balance at December 31, 2000...............  53,449,236  $      53  $  (8,625) $ 259,362  $ (5,970) $(177,334) $  67,486
Common stock issued upon
   exercise of stock options, net..........     272,104         --         --         87        --         --         87
Issuance of common stock through ESPP......     288,811          1         --        290        --         --        291
Issuance of warrants in relation to
   warehouse line..........................          --         --         --        300        --         --        300
Marketing Services Receivable, net of
   of amortization.........................          --         --         --         --     5,970         --      5,970
Unearned compensation......................          --         --      8,625     (3,461)       --         --      5,164
Net loss...................................          --         --         --         --        --    (39,530)   (39,530)
                                            ------------  ---------  ---------  ---------  --------  ---------  ---------
Balance at December 31, 2001...............  54,010,151         54         --    256,578        --   (216,864)    39,768
Common stock issued upon
   exercise of stock options, net..........     173,402         --         --        177        --         --        177
Issuance of common stock through ESPP......     519,912          1         --        470        --         --        471
Issuance of common stock through
   convertible debt, net of issuance costs.   4,716,981          4         --      4,634        --         --      4,638
Issuance of warrants in relation to
   line of credit..........................          --         --         --        335        --         --        335
Net income.................................          --         --         --         --        --     10,651     10,651
                                            ------------  ---------  ---------  ---------  --------  ---------  ---------
Balance at December 31, 2002...............  59,420,446         59         --    262,194        --   (206,213)    56,040
Common stock issued upon
   exercise of stock options, net..........   1,810,622          2         --      1,951        --         --      1,953
Issuance of common stock through ESPP......     905,722          1         --        999        --         --      1,000
Net income.................................          --         --         --         --        --     22,634     22,634
                                            ------------  ---------  ---------  ---------  --------  ---------  ---------
Balance at December 31, 2003...............  62,136,790  $      62  $      --  $ 265,144  $     --  $(183,579) $  81,627
                                            ============  =========  =========  =========  ========  =========  =========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(IN THOUSANDS)

                                                                    2001         2002          2003
                                                                 -----------  -----------   -----------
Cash flows from operating activities:
   Net income (loss)........................................... $   (39,530) $    10,651   $    22,634
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Amortization of unearned compensation.....................       5,164           --            --
     Amortization of goodwill and intangible assets............      28,144           --            --
     Non-cash marketing costs..................................       5,970           --            --
     Gain on sale of equity investment.........................      (3,237)          --            --
     Depreciation and amortization of fixed assets.............       3,853        4,025         4,874
     Changes in operating assets and liabilities:
       Loans held-for-sale.....................................    (139,500)    (231,140)      342,512
       Retained interests in auto loans........................          --       (3,969)       (7,689)
       Accounts receivable, prepaids, deposits
         and other assets......................................       1,576       (2,471)      (16,189)
       Accounts payable, accrued expenses and
         other payables........................................      (4,394)       4,804        (1,973)
                                                                 -----------  -----------   -----------
         Net cash (used in) provided by operating activities...    (141,954)    (218,100)      344,169
                                                                 -----------  -----------   -----------
Cash flows from investing activities:
   Acquisition of fixed assets.................................      (2,233)      (4,072)      (10,096)
   Disposal of fixed assets....................................         190           --            --
   Proceeds from sale of equity investment.....................       4,708           --            --
                                                                 -----------  -----------   -----------
         Net cash (used in) provided by investing activities...       2,665       (4,072)      (10,096)
                                                                 -----------  -----------   -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................         373          621         2,953
   Proceeds from notes payable.................................      10,000           --        12,100
   Repayments of notes payable.................................      (7,060)          --       (12,100)
   Proceeds from warehouse and other lines payable.............   3,124,921    4,546,238     4,827,455
   Repayments of warehouse and other lines payable.............  (2,984,452)  (4,320,739)   (5,166,819)
   Payments on obligations under capital leases, net...........        (414)        (165)          (10)
                                                                 -----------  -----------   -----------
         Net cash (used in) provided by financing activities...     143,368      225,955      (336,421)
                                                                 -----------  -----------   -----------
Net increase (decrease) in cash................................       4,079        3,783        (2,348)
Cash and cash equivalents, beginning of period.................      28,459       32,538        36,321
                                                                 -----------  -----------   -----------
Cash and cash equivalents, end of period....................... $    32,538  $    36,321   $    33,973
                                                                 ===========  ===========   ===========
Supplemental cash flow information:
   Cash paid for interest...................................... $    10,037  $     8,856   $    10,237
                                                                 ===========  ===========   ===========
   Cash paid for income taxes.................................. $        --  $        27   $     3,427
                                                                 ===========  ===========   ===========
Non-cash financing activities:
   Furniture, equipment and software under capital leases...... $        97  $        --   $        --
                                                                 ===========  ===========   ===========
   Conversion of convertible debt into common stock.............$        --  $     5,000   $        --
                                                                 ===========  ===========   ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, Inc.
Notes to the Consolidated Financial Statements

1. The Company

E-LOAN, Inc. (the "Company") was incorporated on August 26, 1996 and began marketing its services in June 1997. The Company is a consumer direct lender of first and second mortgage loans, home equity loans and home equity lines of credit and auto loans. The Company operates as a single operating segment.

The Company completed its initial public offering of 4,020,000 shares of its common stock on June 28, 1999, raising $52.3 million, net of underwriting discount. Concurrently, the Company sold 960,061 shares of its common stock for $12.5 million, net of underwriting discount, in a private placement to Forum Holdings, Inc., an investment subsidiary of Group Arnault. The net proceeds of $62.5 million were received on July 2, 1999. Simultaneous with the closing of the initial public offering, all the convertible preferred stock and mandatorily redeemable convertible preferred stock were automatically converted into an aggregate of 20,493,921 shares of common stock. On April 25, 2000, the Company entered into a Securities Purchase Agreement with six institutional investors to sell an aggregate of 10,666,664 shares of common stock at a purchase price of $3.75 per share in a private placement. The aggregate gross proceeds of $40.0 million were received on June 15, 2000. On September 17, 1999, the Company acquired Electronic Vehicle Remarketing, Inc. ("EVRI"), a leading provider of online auto loans. Under the terms of the agreement, the Company issued 2,879,997 shares of common stock to five investors. As a result of the acquisition, the Company recorded $78.0 million in goodwill and $1.4 million of acquired intangible assets, which was amortized on a straight-line basis over a two-year period. This acquisition was accounted for as a purchase transaction.

Reclassification

Certain amounts in the financial statements have been reclassified to conform to the 2002 and 2003 presentation.

Principles of Consolidation

These consolidated financial statements include the accounts of E-Loan and its wholly owned subsidiary, Escrow Closing Services, Inc. ("ECS"). ECS was incorporated on October 10, 2003 and began marketing its services in November 2003. The amounts included in the accompanying consolidated balance sheet, statement of operations, statement of cash flows and statement of stockholders' equity are not material for the year ended December 31, 2003. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase and documentary drafts, to be cash equivalents. As more fully described in Note 10, prior to March 2004, the Company was required to maintain a minimum cash and cash equivalents balance of the higher of $15 million (including $2.5 million of Restricted Cash). The following summarizes cash and cash equivalents at December 31, 2002 and 2003 (dollars in thousands):

                                                      December 31, December 31,
                                                         2002         2003
                                                      -----------  -----------
Cash................................................ $    33,221  $    28,179
Certificates of deposit, unrestricted.................       600           75
Documentary drafts..................................          --          869
Restricted cash.....................................       2,500        4,850
                                                      -----------  -----------
                                                     $    36,321  $    33,973
                                                      ===========  ===========

Documentary drafts

The Company originates auto loans directly to consumers partially through the use of a documentary draft process. This process requires the borrower and the auto dealer to provide a series of supporting documents in order to complete the loan. Examples of required supporting documentation included copies of the borrower's driver's license, bill of sale, proof of insurance, and application for title registration.

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

Restricted Cash

As described in Note 10, prior to March 2004, one of the Company's warehouse lines required the restriction of $2.5 million in cash as additional collateral. This restricted cash is being held in certificates of deposit which mature in less than 90 days and is classified as a current asset on the Company's accompanying consolidated balance sheet. As a result of an amendment in March 2004, this restriction was removed in its entirety.

In December 2003, the Company renegotiated its line of credit with Wells Fargo Bank, National Association (See Note 12). As part of the amendment, the Company was required to provide restricted cash in the amount of $2.35 million as collateral for this line of credit. This restricted cash is being held in certificates of deposit which mature in less than 90 days and is classified as a current asset on the Company's accompanying consolidated balance sheet. This line of credit is being utilized to support letters of credit related to the new Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds.

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

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The Company designates forward delivery commitments, where the company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all best efforts sell forward commitments as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a best efforts sell forward commitment has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to designated SFAS 133 hedges during the twelve months ended December 31, 2002 and 2003. The effect on the Company's income statement from marking to market the locked pipeline and forward commitments from applying SFAS 133 was a $0.8 million gain, $0.6 million gain and $1.9 million loss included in mortgage revenues for the years ended December 31, 2001, December 31, 2002 and 2003, respectively.

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

Loans held-for-sale

Mortgage loans held-for-sale consists of residential property mortgages having maturities up to 30 years as well as second mortgages on residential properties. Pursuant to the mortgage terms, the borrowers have pledged the underlying real estate as collateral for the loans. It is the Company's practice to sell these loans to mortgage loan purchasers shortly after they are funded. Mortgage loans held-for-sale are recorded at the lower of cost or aggregate market value. Cost generally consists of loan principal balance adjusted for net deferred origination income and SFAS 133 adjustments (see Note 3). The net deferred origination income is recognized at the time of sale. No valuation adjustment was required at December 31, 2002 or 2003.

Auto loans held-for-sale consists of automobile loans having maturities up to 72 months. Pursuant to the loan terms, the borrowers have pledged the value of the automobile as collateral for the loan. It is the Company's practice to sell these loans to the QSPE (see Note 7) shortly after they are funded. Auto loans held-for-sale are recorded at the lower of cost or aggregate market value. No valuation adjustment was required at December 31, 2002 or 2003.

Fixed assets

Fixed assets are recorded at cost and depreciated using the straight-line method over their useful lives, which is generally three years for computers and software and five years for furniture and fixtures. Leasehold improvements are amortized over the remaining life of the lease. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. The Company assesses impairment of its fixed assets when there has been an event that might indicate that the undiscounted future cash flows from the asset may not be recoverable. If the estimated undiscounted future cash flows are not sufficient to recover the carrying value of the asset, the carrying value of the asset is written down to its estimated fair value. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

In 1999, the Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that the Company expense computer software costs as they are incurred in the preliminary project stage. Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are generally amortized over one to three years on a straight-line basis. As of December 31, 2002 and 2003, the Company had capitalized approximately $4.8 million and $7.7 million in internally developed software costs of which $2.4 million and $4.0 million had been amortized, respectively. Amortization recorded during the year ended December 31, 2001, December 31, 2002 and 2003 amounted to $1.0 million, $1.4 million and $1.6 million, respectively.

Goodwill and intangible assets

The Company recorded $78.0 million in goodwill and $1.4 million of acquired intangible assets resulting from the acquisition of EVRI on September 17, 1999, which was amortized on a straight-line basis over a two-year period. Amortization of goodwill and acquired intangible assets for the year ended December 31, 2001 was $28.1 million. As of December 31, 2001, goodwill and intangible assets were fully amortized. Therefore, there was no goodwill and intangible asset amortization recorded during 2002 and 2003.

Equity investments

The Company accounted for investments in entities where its ownership interest was between 20% and 50% under the equity method. These investments were recorded in deposits. The Company's proportionate share of income related to these equity investments in the amount of $3.3 million is included in other income, net during 2001. The Company had no remaining equity investments as of December 31, 2002 or 2003. Therefore, there was no proportionate share of income or loss recorded during 2002 and 2003.

Revenue

Mortgage Revenues

The Company's mortgage revenues are derived from the origination and sale of loans. Mortgage loans are funded through the Company's warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Mortgage loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold. The Company sells these loans to loan purchasers on a servicing released basis without recourse, subject to certain representations and warranties. Additionally, the Company is responsible for a minimum number of payments to be made on these loans. As such, the Company records reserves as a contra-revenue at the time a loan is sold, based on certain assumptions in anticipation of future losses (see Note 11).

Interest Income on Mortgage and Home Equity Loans

The Company generates revenues from interest income on mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale.

Home Equity Revenues

Home equity revenues are derived from the origination and sale of loans. Home equity loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers typically within sixty days. Home equity loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. The Company sells these loans to loan purchasers on a servicing released basis without recourse, subject to certain representations and warranties. Additionally, the Company is responsible for a minimum number of payments to be made on these loans. As such, the Company records reserves as a contra-revenue at the time a loan is sold, based on certain assumptions in anticipation of future losses (see Note 11).

Auto Revenues

The Company funds prime auto loans using a line of credit and then sells them to a qualified special purpose entity (QSPE), which was created in July 2002 (see Note 7). Revenues from these sales consist of the estimated future discounted cash flows net of interest, servicing fees and credit losses. Revenues on prime auto loan sales are recognized when the loan is sold to the QSPE.

Prior to the third quarter of 2003, sub-prime auto loans were sold to sub-prime auto loan purchasers. The revenue on these loans consisted of the mark-up to the lending partner's loan price or a set origination fee. These revenues were recognized at the time the loan was sold. In the third quarter of 2003, the Company stopped processing and funding sub-prime auto loans and shifted this portion of the business to a referral based system. Loan applications that do not meet the prime auto lending criteria are referred out to other sub-prime lenders in exchange for a fee. This fee is recognized as revenue at the time of transfer to the sub-prime lender.

Other Revenues

The Company generates revenues from fees paid by various partners in exchange for consumer loan applications generated by advertising such partners' products on the Company's website. The current consumer loan programs offered include credit cards and unsecured personal loans. Additionally, the Company earns revenue from its credit report services. The fees related to these credit report services are paid upfront. As such, any fees that have been paid but not yet earned at the end of each period are accounted for as deferred revenue and are included in accounts payable, accrued expenses and other current liabilities in the accompanying consolidated balance sheets. These revenues are recognized as earned.

Advertising and marketing costs

Advertising and marketing costs related to various media content advertising such as television, direct mail and radio are charged to operating expenses as incurred. These costs include the cost of production as well as the cost of any air time. Total advertising expenses for the years ended December 31, 2001, 2002, and 2003 were $14.1 million, $20.7 million, and $36.6 million, respectively.

Income taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company's deferred tax asset arises principally from net operating loss carryforward (NOLs). There are significant judgments and estimates involved in projecting the recoverability of the deferred tax asset, particularly with respect to the existence of future taxable income sufficient to realize NOLs. The Company reported its first profitable year in 2002 and was again profitable in 2003. However, the sustained low interest rate environment created favorable operating conditions for the Company. During the fourth quarter of 2003, mortgage refinancing volume declined sharply and the Company reported a loss from operations and is projecting a loss for the first quarter of 2004. Management will continue to monitor projections of future taxable income and when it believes realization of the tax benefits associated with the NOLs is more likely than not, management will reduce the valuation allowance by recording a benefit through the income tax provision recorded in the statement of operations. Based upon the Company's performance throughout the coming year it is possible that management would reduce the valuation allowance during 2004; however, management can provide no assurances as to the amount of such reduction, the period in which it might occur or if it will occur at all.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting For Stock-Based Compensation -- Transition And Disclosure -- An Amendment Of SFAS No. 123. Under APB No. 25, compensation expense is based on the excess of the estimated fair value of the Company's stock over the exercise price, if any, on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The following pro forma net income (loss) information has been prepared as if the Company had followed the provisions of SFAS No. 123 (in thousands, except per share amounts):

                                                                   Years Ended December 31,
                                                            -------------------------------------
                                                               2001         2002         2003
                                                            -----------  -----------  -----------
Net income (loss):
   As reported............................................ $   (39,530) $    10,651  $    22,634
     Add: Amortization of unearned compensation included
     in reported net income (loss), net of tax............       5,164           --           --
     Less: Stock-based employee compensation expense
     excluded from reported net income (loss), net of tax.      (5,373)      (4,841)      (5,260)
                                                            -----------  -----------  -----------
   Pro forma.............................................. $   (39,739) $     5,810  $    17,374

Basic net income (loss) per share:
   As reported.............................................$     (0.73) $      0.18  $      0.37
   Pro forma.............................................. $     (0.83) $      0.10  $      0.29
Diluted net income (loss) per share:
   As reported............................................ $     (0.73) $      0.18  $      0.34
   Pro forma.............................................. $     (0.74) $      0.10  $      0.26

Net income (loss) per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128 basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such potential dilutive shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants, and the conversion of debt into common stock. Anti- dilutive shares in the amounts of 18.4 million, 14.1 million and 3.6 million were excluded from the dilutive shares outstanding for the periods ended December 31, 2001, 2002 and 2003, respectively.

The following table sets forth the computation of diluted net income (loss) per share for the periods indicated (dollars in thousands, except per share amounts):

                                                                  Years Ended December 31,
                                                            -------------------------------------
                                                               2001         2002         2003
                                                            -----------  -----------  -----------
Numerator:
   Net income (loss)...................................... $   (39,530) $    10,651  $    22,634
   Interest expense from convertible note.................          --          152           --
                                                            -----------  -----------  -----------
       Net income (loss) assuming dilution................ $   (39,530) $    10,803  $    22,634
                                                            ===========  ===========  ===========
Denominator:
   Weighted average common shares, basic..................      53,797       57,613       60,678
   Effect of potentially dilutive securities:
      Convertible note....................................          --        1,374           --
      Warrants............................................          --          138          697
      Employee stock option plan..........................          --        1,233        4,662
                                                            -----------  -----------  -----------
   Weighted average number of shares
      assuming dilution...................................      53,797       60,358       66,037
                                                            ===========  ===========  ===========
Diluted net income (loss) per share....................... $     (0.73) $      0.18  $      0.34
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

In a December 11, 2003 speech at the American Institute of Certified Public Accountants and Securities and Exchange Commission ("SEC") expressed the opinion that rate-lock commitments represent written put options, and therefore be valued as a liability. The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004. The Company currently accounts for its loan origination commitments as derivatives and records changes in the fair value of the commitments in the statement of operations. Depending on the estimated fair value of the loan origination commitments, the Company may record a derivative asset or liability. The Company is currently analyzing the impact of the SEC's position and will, if required, account for its loan origination commitments as prescribed.

3. Loans Held-for-Sale

The inventory of mortgage and home equity loans consists primarily of first and second trust deed mortgages and home equity lines of credit on residential properties located throughout the United States. All mortgage and home equity loans held-for-sale are pledged as collateral for borrowings at December 31, 2002 and 2003 (see Note 10).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. All of the auto loans held-for-sale are pledged as collateral for borrowings at December 31, 2003 (see Note 10). The following summarizes loans held-for-sale at December 31, 2002 and 2003 (dollars in thousands):

                                           December 31,
                                       --------------------
                                         2002       2003
                                       ---------  ---------
Mortgage............................. $ 370,854  $  32,811
Home equity..........................    17,851     13,803
Auto.................................     4,048      4,158
Net deferred origination revenue.....       633        102
                                       ---------  ---------
                                      $ 393,386  $  50,874
                                       =========  =========

Included in loans held-for-sale is a SFAS 133 fair value adjustment amount of $2.0 million and $0.1 million for the years ended December 31, 2002 and 2003, respectively. The SFAS 133 amount represents the change in fair value from rate lock commitment date to funding of those loans held-for-sale. The total fair value of loans held-for-sale, including the expected embedded gain on those loans, is $401.7 million and $51.8 million at December 31, 2002 and 2003, respectively.

4. Accounts receivable, prepaids and other current assets

The following summarizes accounts receivable, prepaids and other current assets at December 31, 2002 and 2003 (dollars in thousands):

                                           December 31,
                                       --------------------
                                         2002       2003
                                       ---------  ---------
Prepaids............................. $   3,511  $   4,574
Accounts receivable..................     4,152     21,233
Interest receivable..................     1,432      1,541
Other current assets.................     1,684        939
                                       ---------  ---------
                                      $  10,779  $  28,287
                                       =========  =========

Included in prepaids at December 31, 2002 and 2003 are prepayments for sales and marketing in the amounts of $0.6 million and $2.3 million, respectively. Included in accounts receivable is the receivable due to the Company from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $1.9 million and $15.5 million at December 31, 2002 and 2003, respectively (see Note 10). Included in other current assets is an amount related to the fair value of SFAS 133 derivatives of $1.0 million and $0.1 million at December 31, 2002 and 2003, respectively.

5. Significant Customers and Concentrations of Credit Risk

Cash and cash equivalents, including restricted cash totaling $36.3 million and $34.0 million at December 31, 2002 and 2003, respectively, is held by federally insured financial institutions and exceeds existing federal deposit insurance coverage limits at each institution.

Approximately 63% and 46% of all mortgage loans sold during the years ended December 31, 2002 and 2003, respectively, were sold to one mortgage loan purchaser and approximately 40% and 86% of all auto loans sold during the years ended December 31, 2002 and 2003 were sold to one auto loan purchaser. Approximately 75% and 45% of all home equity loans in 2002 and 2003 were sold to one purchaser, respectively.

6. Fixed Assets

Fixed assets are recorded at cost and consist of the following (dollars in thousands):

                                                                              December 31,
                                                                         ------------------------
                                                                            2002         2003
                                                                         -----------  -----------
  Computer equipment and software...................................... $    13,948  $    20,787
  Furniture and fixtures...............................................       1,871        1,897
  Equipment and software under capital leases..........................         203          203
  Leasehold improvements...............................................       1,832        5,063
                                                                         -----------  -----------
                                                                             17,854       27,950
  Accumulated depreciation and amortization............................     (11,592)     (16,466)
                                                                         -----------  -----------
                                                                        $     6,262  $    11,484
                                                                         ===========  ===========

Depreciation and amortization expense for the years ended December 31, 2001, 2002 and 2003 was $3.9 million, $4.0 million and $4.9 million, respectively.

As of December 31, 2002 and 2003, respectively, the accumulated amortization for equipment and software under capital leases was $0.1 million and $0.0 million. All equipment and software under capital lease served as collateral for the related lease obligations (see Note 19).

7. Retained Interests in Auto Loans

In June 2002, the Company created a qualified special purpose entity, E-Loan Auto Fund One, LLC ("E-Loan Auto"), which purchases prime auto loans from the Company and then holds the loans. For the twelve months ended December 31, 2002 and 2003, the Company sold $173.4 million and $515.7 million in auto loans to E-Loan Auto and recognized $3.1 million and $7.0 million in related non-cash gain on sale. In exchange for the loans sold, the Company received cash of $172.6 million and $513.1 million from E-Loan Auto and a retained interest valued at $4.0 million and $11.5 million in the loans sold to E-Loan Auto. For the year ended December 31, 2003, the average loan characteristics on auto loans sold to E-Loan Auto were $18,700 loan size, 729 credit score, 15% new versus used car, and an average APR of 5.31%. The retained interest represents the Company's portion of the present value of the expected excess cash flows over the life of the loans, remaining after payment of interest, servicing fees and credit losses. Included in the retained interest is a contributed basis in the loans sold to E-Loan Auto of 0.5%. The contributed basis is the difference between the loan amount and the cash sale proceeds received from E-Loan Auto of 99.5% (of the unpaid principal balance), which represents over collateralization in those loans. The contributed basis is returned to the Company as part of the defined distribution of cash flows from E-Loan Auto. Cash flows are to be distributed by E-Loan Auto in the following manner: first to the hedge counterparty, second to the servicer, custodian and administrator, third to the lender for interest expense, fourth to the lender for principal payments, fifth to the Company and the lender any remaining cash flows, to be distributed 85% and 15%, respectively, up to $800 million in originations. After $800 million in originations, all remaining cash flows will be paid directly to the Company. The servicing fee is passed through to a sub-servicer of the Company, and as such the Company does not capitalize a servicing asset for the loans sold to E-Loan Auto, since the cost to sub-service equals the servicing fee.

The following table provides a summary of activity in the retained interests in auto loans since inception:

	2002	2003
Beginning Balance January 1,	$ 0	$ 3,969
Contributed basis in loans sold to E-Loan Auto	818	2,579
Non-cash gain on sale	3,124	6,997
Accretion of present value discount	27	1,043
Excess cash flows received	0	(2,904)
Fair value adjustment	0	(26)
Ending Balance December 31,	$3,969	$11,658

At December 31, 2003, key valuation assumptions used to value the retained interests and the sensitivity of those assumptions to immediate 10% and 25% adverse changes in those assumptions are as follows:

December 31, 2003 (dollars in thousands)
Balance sheet carrying value of retained interests - fair value	$11,658
Weighted-average life (in months)	51.6
Prepayment speed assumptions (ABS)	1.4
Impact on fair value of 10% adverse change (1.54)	($322)
Impact on fair value of 25% adverse change (1.75)	($814)
Expected credit losses (life of loan loss rate)	61 bps
Impact on fair value of 10% adverse change (67 bps)	($263)
Impact on fair value of 25% adverse change (76 bps)	($329)
Residual cash flows discount rate (average annual rate)	12.0%
Impact on fair value of 10% adverse change (13.2%)	($189)
Impact on fair value of 25% adverse change (15.0%)	($463)

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

The discount rate was determined by assessing the risk related to the asset to account for the present value of the cash flows to be received over the life of the loans. As a result, the retained interest asset is an interest earning asset, and the difference between the discounted cash flows and the actual cash flows received over time are accreted and included as interest income in Other Income, net. The loss rates are based on actual loss experience to date from the seasoned portions of the portfolio. The Company then compares these rates to those of two major national banks to ensure its loss rates are within a range of what other market participants would estimate. The prepayment speed projects prepayments on a monthly percentage of the original loan balance. All assumptions are monitored by management and are updated to reflect actual performance.

8. Deposits

Deposits consist of amounts paid in relation to leased premises held by the Company in Jacksonville, Florida and the Company's surety bonds. At December 31, 2002, the Company had $1.3 million in deposits. The leased premises in Jacksonville, Florida expired in 2003. The deposit associated with the Company's surety bonds was reclassified in 2003 to restricted cash (see Note 2). As a result, there were no deposits recorded on the accompanying consolidated balance sheet at December 31, 2003.

9. Income Taxes

Significant components of the provision for income taxes are as follows (in thousands):

                                                                  Years Ended December 31,
                                                            -------------------------------------
                                                               2001         2002         2003
                                                            -----------  -----------  -----------
Federal:
      Current............................................. $        --  $        --  $        --
      Deferred............................................          --           --           --
                                                            -----------  -----------  -----------
                                                                    --           --           --
State:
      Current.............................................          --        1,692        1,148
      Deferred............................................          --         (728)          --
                                                            -----------  -----------  -----------
                                                                    --          964        1,148
                                                            -----------  -----------  -----------
Income tax provision...................................... $        --  $       964  $     1,148
                                                            ===========  ===========  ===========

The provision for income taxes was at rates other than the U.S. Federal statutory rate for the following reasons:

                                           Years Ended December 31,
                                       -------------------------------
                                         2001       2002       2003
                                       ---------  ---------  ---------
U.S. Federal statutory rate..........     -34.0%      34.0%      34.0%
State taxes..........................      -7.2%       6.1%       4.6%
Unearned compensation................       5.4%        --         --
Goodwill.............................      29.3%        --         --
Change in valuation allowance........       1.8%     -32.5%     -33.4%
Warrants.............................       6.2%        --         --
Other................................      -1.5%       0.7%      -0.4%
                                       ---------  ---------  ---------
                                            0.0%       8.3%       4.8%
                                       =========  =========  =========

At December 31, 2003 the Company had net operating loss carryforwards of approximately $59.4 million for federal tax purposes and $63.7 million for state tax purposes. The federal carryforwards expire in the years 2013 through 2021. For federal and state tax purposes, a portion of the Company's net operating loss may be subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. A state tax provision was required, in substantial part, due to the suspension of California state net operating loss carryforwards. This suspension was in place for both 2002 and 2003.

The primary components of temporary differences, which give rise to deferred taxes are as follows (dollars in thousands):

                                                            Years Ended December 31,
                                                            ------------------------
                                                               2002         2003
                                                            -----------  -----------
  Deferred tax  assets:
     Net operating loss carryforwards..................... $    28,766  $    24,616
     Reserves and accruals................................         665        1,238
     Fixed assets.........................................         404          794
     Mark-to-market of securities.........................       3,367       (1,029)
     Capitalized development costs........................      (1,058)      (1,511)
     Other................................................         140          242
                                                            -----------  -----------
           Total deferred tax assets...................... $    32,284  $    24,350
                                                            ===========  ===========

Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets at December 31, 2002 and 2003, in the amount of $31.6 million and $23.6 million, respectively. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced.

10. Warehouse and Other Lines Payable

The Company has a warehouse line of credit for borrowings of up to $75 million for the interim financing of mortgage loans with GMAC Mortgage Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. This warehouse line requires the Company to pay GMAC a non-use fee when the average outstanding principal amount of borrowings is less than 50% of the total commitment at a rate of 0.25% per annum on the daily average unutilized commitment. Borrowings are collateralized by the related mortgage loans held-for-sale. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $15.0 million. The Company had to obtain a waiver as a result of failure to meet a current ratio covenant for the months ended April 30, 2003 and May 31, 2003, but was in compliance with these covenants for all other periods and at December 31, 2003. The committed line of credit expires on March 31, 2005.

The Company has an agreement to finance up to $400 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan investors with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. As part of this agreement the Company had to pay a commitment fee of $1.0 million for the period March 31, 2003 through March 30, 2004. The commitment fee was reduced to $750,000 for the period March 15, 2004 through March 14, 2005. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. Prior to an amendment in March 2004, the Company was required to maintain a restriction of $2.5 million in cash as additional collateral. Subsequent to the amendment, there is no restriction on cash related to this facility. The Company was in compliance with these covenants during the twelve months ended and at December 31, 2003. The line will expire on March 14, 2005.

In addition, the Company has an uncommitted mortgage loan purchase and sale agreement with Greenwich Capital. Under the terms of this agreement, mortgage loans which are subject to a mandatory sell forward commitment between the Company and an investor, but have not yet been purchased, may be sold to Greenwich Capital with the accompanying trade assignment. Revenue derived from sales under this agreement is included as a receivable on the balance sheet (see Note 4). The balance of loans sold related to these receivables was $48.7 million and $305.1 million as of December 31, 2002 and 2003, respectively.

As of December 31, 2003, the Company had a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to their sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility requires the Company to pay an unused line fee equal to 0.50% per year on the average daily unused line balance. This facility expires on July 13, 2004. This line includes various financial and non-financial covenants. The Company was in compliance with these covenants during the twelve months ended and at December 31, 2003.

The following summarizes warehouse and other lines payable at December 31, 2002 and 2003 (dollars in thousands):

                                           December 31,
                                       --------------------
                                         2002       2003
                                       ---------  ---------
Warehouse lines - GMAC............... $  68,955  $   8,066
Warehouse lines - Greenwich..........   311,549     31,462
Line of credit - Auto................     3,143      4,755
                                       ---------  ---------
                                      $ 383,647  $  44,283
                                       =========  =========

11. Accounts Payable, Accrued Expenses and Other Current Liabilities

The following summarizes accounts payable, accrued expenses and other current liabilities at December 31, 2002 and 2003 (dollars in thousands):

                                           December 31,
                                       --------------------
                                         2002       2003
                                       ---------  ---------
Accounts payable..................... $   4,637  $   5,398
Accrued compensation.................     2,710      1,987
Income tax payable...................     1,665       (614)
Other current liabilities............     1,898        862
Reserves.............................       900      2,386
Interest payable.....................       529        347
                                       ---------  ---------
                                      $  12,339  $  10,366
                                       =========  =========

Included in other current liabilities is an amount related to the fair value of SFAS 133 derivatives of $1.7 million and $0.9 million at December 31, 2002 and 2003, respectively.

Included in the accounts payable, accrued expenses and other current liabilities is an amount related to reserves the Company established for representation and warranties and premium repayment liability. The Company sells loans to loan purchasers on a servicing released basis without recourse. As such, the risk of loss or default by the borrower has generally been assumed by these purchasers. However, the Company is usually required by these purchasers to make certain representations relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults. In connection with a majority of its loan sales agreements, the Company is also responsible for ensuring that the borrower makes a minimum number of payments on each loan, or else the Company may be required to refund the premium paid to it by the loan purchaser. As such, the Company records reserves based on certain assumptions in anticipation of future losses as a result of current activity.

Loss reserves due to violations of representations and warranties are recorded based on a percentage of current month originations. The Company currently calculates this loss rate exposure based on its historical loss rates as well as similar lending portfolios. Once the Company has endured a complete economic cycle, the rate will be adjusted based on actual losses as a percentage of origination volume on a historical basis. Premium repayment reserves, generated through early loan prepayments related to loans sold to investors, are recorded based on a rate determined by calculating actual prepayments as a percentage of originations on a historical basis applied to current month originations. The Company began funding home equity loans in December 2000. The following illustrates the changes in the reserve balances for the years ended December 31, 2001, 2002 and 2003 by product (in thousands):

                                          Mortgage   Home Equity   Auto       Total
                                          ---------  ----------  ---------  ---------
Balance at 1/1/01....................... $     239  $       --  $     113  $     352
   Increase to reserve..................       313          62        247        622
   Losses incurred......................      (183)        (26)      (286)      (495)
                                          ---------  ----------  ---------  ---------
Balance at 12/31/01..................... $     369  $       36  $      74  $     479
                                          =========  ==========  =========  =========

Balance at 1/1/02....................... $     369  $       36  $      74  $     479
   Increase to reserve..................       535         294        193      1,022
   Losses incurred......................      (286)       (169)      (146)      (601)
                                          ---------  ----------  ---------  ---------
Balance at 12/31/02..................... $     618  $      161  $     121  $     900
                                          =========  ==========  =========  =========

Balance at 1/1/03....................... $     618  $      161  $     121  $     900
   Increase to reserve..................     1,459       1,852        147      3,458
   Losses incurred......................      (768)     (1,047)      (157)    (1,972)
                                          ---------  ----------  ---------  ---------
Balance at 12/31/03..................... $   1,309  $      966  $     111  $   2,386
                                          =========  ==========  =========  =========

12. Notes Payable

On July 12, 2001 the Company sold a $5 million convertible note to The Charles Schwab Corporation, which was convertible into shares of its common stock at a conversion price of $1.06 per share and which was scheduled to mature on January 19, 2003 (see Note 19). The convertible note bore interest at a rate of 8% per annum and was payable quarterly. On April 12, 2002, The Charles Schwab Corporation exercised its option to convert the amount due under the $5 million convertible note into 4,716,981 shares of the Company's common stock, in lieu of repayment, and therefore the note was converted rather than redeemed.

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, National Association to support working capital needs. The interest rate charged on borrowings against these funds is based on LIBOR plus 2% and is payable monthly. The line of credit was scheduled to expire on June 30, 2004. On December 11, 2003, the agreement was amended to reduce the line of credit to $2,350,000 and extend the expiration date to June 30, 2005. As part of the amendment, the Company was required to provide restricted cash as collateral for this line of credit (see Note 2). Currently, the line of credit is being utilized to support letters of credit related to the new Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds. The Company was in compliance with all debt covenants for this agreement during the year ended and at December 31, 2003. No balance was outstanding on this line as of December 31, 2003.

13. Stockholders' Equity

Common and preferred stock

As of December 31, 2003, the Company was authorized to issue 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2003 the 5,000,000 shares of preferred stock are undesignated. On June 28, 1999, the Company completed its initial public offering, upon which all outstanding convertible preferred shares automatically converted into 20,493,921 shares of common stock.

Warrants

On April 25, 2000, the Company issued two warrants to purchase up to 13.1 million shares of common stock to The Charles Schwab Corporation pursuant to a marketing agreement with Schwab. The total valuation of both of these warrants was determined to be $12.5 million. The assumptions used to value the warrants are detailed in Note 18. The amount was recorded as a contra-equity item called marketing services receivable and was expensed over a one-year term based on the Company's unilateral cancellation right on or before the end of the agreement's first year. The marketing services receivable concluded amortization on June 30, 2001 (see Note 20). On July 12, 2001 the Company exchanged the warrant to purchase 6,600,000 shares at $15 per share for a new warrant to purchase 1,389,000 shares at $5 per share (see Note 20). On June 27, 2003, this warrant was net exercised for 254,566 shares of common stock.

In February 2001, the Company issued a warrant to purchase 300,000 shares of common stock to Greenwich Capital in connection with a warehouse agreement at an exercise price of $1.55 per share until February 23, 2006. In July 2003, Greenwich Capital assigned a portion of the warrant to an institutional investor in the amount of 150,000 common shares. At December 31, 2003, both warrants remain outstanding.

In June 2002, the Company issued a warrant to purchase 800,000 shares of common stock to Merrill Lynch Mortgage Capital, Inc. in connection with a line of credit agreement at an exercise price of $1.22 per share until June 1, 2005. At December 31, 2003 this warrant remained outstanding.

14. Employee Benefit Plans

401(k) Savings Plan

The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees of the Company age 18 years or older are eligible to participate in the 401(k) Plan. The Company did not match employee contributions during the years ended December 31, 2001, 2002 or 2003.

Stock Option and Employee Stock Purchase Plans

As of December 31, 2003, the Company had reserved up to 17,898,375 shares of common stock issuable upon exercise of options issued to certain employees, directors, and consultants pursuant to the Company's 1997 Stock Option Plan. Such options were exercisable at fair market value prices established at the date of grant (based on the closing price of the Company's stock on date of grant), and have a term of ten years. Initial optionee grants have a vested interest in 25% of the option shares upon the optionee's completion of one year of service measured from the grant date. The balance will vest in equal successive monthly installments of 1/48 upon the optionee's completion of each of the next 36 months of service. If an option holder ceases to be employed by the Company, vested options held at the date of termination may be exercised within three months. Options under the plan may be either Incentive Stock Options, as defined under Section 422 of the Internal Revenue Code, or Nonstatutory Options. During the years ended December 31, 2001, 2002 and 2003, 3,612,500, 1,922,450 and 2,205,750 options had been granted and 3,541,406 options were still available for grant under the Company's stock option plan at December 31, 2003.

Options granted during the years ended December 31, 1998 and 1999 resulted in unearned compensation of $5.7 million and $38.2 million, respectively. The amounts recorded represented the difference between the exercise price and the deemed fair value of the Company's common stock for shares subject to the options granted. The amortization of unearned compensation was charged to operations on an accelerated basis over the four-year vesting period of the options. For the years ended December 31, 2001, 2002 and 2003, the amortization of unearned compensation related to stock options was $5.2 million, $0 and $0, respectively. Management accelerated the vesting of compensatory options in the fourth quarter of 2001 resulting in the full amortization of unearned compensation as of December 31, 2001.

In March 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") under which 1,500,000 shares of common stock were reserved for issuance. The Purchase Plan provides for an annual automatic increase in the number of shares of common stock reserved under the Purchase Plan by an amount equal to the lesser of 1,500,000 shares, 2% of the then outstanding shares, or a lesser amount determined by the Company's Board of Directors. Since the initial registration of 1,500,000 shares under the Purchase Plan, an additional 1,068,984 shares have been added to the 1999 Purchase Plan by the automatic increase mechanism. As of December 31, 2003, a total of 2,568,984 shares were authorized for issuance under the Purchase Plan. Employees who participate in the Purchase Plan may have up to 15% of their earnings withheld and used to purchase shares of common stock on specified dates as determined by the Board. The price of common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock, at the commencement date or the ending date of each 24-month offering period. Each offering period includes four six-month purchase periods. No compensation expense is recorded in connection with this plan.

Sales under the Purchase Plan for the years ended December 31, 2002 and 2003 were 519,912 and 905,722 shares of common stock at an average price of $0.90 and $1.10, respectively. As of December 31, 2003, 671,154 shares of the Company's common stock remained reserved and available for issuance under this plan.

The following information concerning the Company's stock option plan and employee stock purchase plan was provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company accounted for such plans in accordance with APB No. 25 and related interpretations. The fair value of each stock option was estimated on the date of grant using the minimum value and fair value option-pricing models with assuming no expected dividends and the following weighted average assumptions.

                                                                   Years Ended December 31,
                                                            -------------------------------------
                                                               2001         2002         2003
                                                            -----------  -----------  -----------
Stock option plan:
   Expected stock price volatility........................      105.00%      90.00%      67.62%
   Risk-free interest rate................................        4.48%       3.86%       2.97%
   Expected life of options (years).......................           5            5            5

Stock purchase plan:
   Expected stock price volatility........................      105.00%      87.00%      87.18%
   Risk-free interest rate................................        3.19%       2.90%       2.36%
   Expected life of options (years).......................           2            2            2

As a result of the above assumptions, the weighted average fair value of options granted during the years ending December 31, 2001, 2002 and 2003 was $1.08, $1.05 and $2.07, respectively. The weighted average fair value of stock purchased during the three years ending December 31, 2001, 2002 and 2003 was $2.95, $0.94 and $1.01,respectively.

A summary of the status of the Company's stock option plan and changes during those periods is presented below:

                                                      Weighted
                                                       average
                                          Number of   exercise
                                           Shares       price
                                         -----------  ---------

Outstanding as of December 31, 2000.....  9,476,295  $    4.45
 Granted................................  3,612,500       1.38
 Exercised..............................   (272,104)      0.32
 Terminated/forfeited................... (2,243,732)      5.67
                                         -----------
Outstanding as of December 31, 2001..... 10,572,959       3.25
 Granted................................  1,922,450       1.50
 Exercised..............................   (173,402)      1.02
 Terminated/forfeited...................   (848,671)      3.87
                                         -----------
Outstanding as of December 31, 2002..... 11,473,336       2.95
 Granted................................  2,205,750       3.50
 Exercised.............................. (1,583,658)      1.34
 Terminated/forfeited................... (1,503,195)      3.53
                                         -----------
Outstanding as of December 31, 2003..... 10,592,233  $    3.22
                                         ===========

The following table summarizes information about stock options outstanding at December 31, 2003:

                        Options Outstanding                Options Exercisable
                   -------------------------------------- --------------------------
                                               Weighted
                                   Weighted     Average                   Weighted
                                    Average    Remaining                   Average
    Range of          Number       Exercise   Contractual    Number       Exercise
 Exercises Prices   Outstanding      Price       Life      Exercisable      Price
------------------ -------------  ----------- ----------- -------------  -----------
$  0.05 - $  1.26     2,861,682  $      1.11        7.09     1,795,333  $      1.08
$  1.27 - $  1.90     1,874,619  $      1.50        7.97       858,268  $      1.49
$  1.91 - $  3.07     2,891,940  $      2.23        6.52     2,008,127  $      2.08
$  3.08 - $ 46.00     2,963,992  $      7.31        7.46     1,784,939  $      9.23
                   -------------                          -------------
                     10,592,233  $      3.22        7.19     6,446,667  $      3.70
                   =============                          =============

15. Segment and Geographic Information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker(s), as defined under SFAS No. 131, are the Chief Executive Officer and the executive team. The Company has determined that it operates in a single reportable operating segment: online consumer direct lending, specializing in mortgage, home equity and auto loans.

All of the Company's revenues are generated from transactions originating in the United States.

16. Revenues and Other Income, Net

The following table provides the components of revenues (in thousands):

                                                Years Ended December 31,
                                            --------------------------------
                                              2000        2001       2002
                                            ---------  ----------  ---------
Revenues:
   Mortgage............................... $  38,999  $   61,212  $  95,248
   Interest income on mortgage loans......    11,568      15,093     18,547
   Home equity............................     4,978      13,176     23,355
   Interest income on home equity loans...       888       2,379      4,146
   Auto...................................    10,594      10,582     10,371
   Other..................................       923         846      1,341
                                            ---------  ----------  ---------
                                           $  67,950  $  103,288  $ 153,008
                                            =========  ==========  =========

The following table provides the components of other income, net (in thousands):

                                                  Years Ended December 31,
                                              --------------------------------
                                                 2001       2002       2003
                                               ---------  ---------  ---------
Interest on cash equivalents................. $     745  $     240  $     184
Interest expense on non-warehouse
   facility borrowings.......................      (359)      (160)       (44)
Equity investment gain/(loss)................     3,252         --         --
Interest income on retained interest asset...        --         27      1,044
                                               ---------  ---------  ---------
                                              $   3,638  $     107  $   1,184
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

In June 2002, the Company created a qualified special purpose entity, E-Loan Auto Fund One, LLC ("E-Loan Auto"), which purchases prime auto loans from the Company and then holds the loans. In exchange for the loans sold, the Company receives cash and a retained interest. A discount rate has been applied to the asset to account for the present value of the cash flows to be received over the life of the loans. As a result, the retained interest asset is an interest earning asset, and the difference between the discounted cash flows and the actual cash flows received over time are accreted and included as interest income in Other Income, net. This accretion amounted to approximately $27,000 and $1.0 million in 2002 and 2003, respectively.

17. Operating Expenses

The following table provides the components of operating expenses (in thousands):

                                                      Years Ended December 31,
                                                   -------------------------------
                                                     2001       2002       2003
                                                   ---------  ---------  ---------
Compensation and benefits........................ $  29,076  $  39,373  $  55,602
Processing costs.................................     8,525      9,987     11,448
Advertising and marketing........................    14,063     20,707     36,649
Occupancy and administration.....................     9,857     11,770     15,116
Interest expense on warehouse borrowings.........    10,319      9,943     11,595
Amortization of unearned compensation............     5,164         --         --
Amortization of goodwill and intangible assets...    28,144         --         --
Non-cash marketing costs.........................     5,970         --         --
                                                   ---------  ---------  ---------
         Total operating expenses................ $ 111,118  $  91,780  $ 130,410
                                                   =========  =========  =========

Commissions and bonus compensation comprised 22%, 27%, and 24% of total compensation and benefits in the years ended December 31, 2001, 2002, and 2003, respectively. Net occupancy costs comprised 28%, 26%, and 30% of total occupancy and administration in the years ended December 31, 2001, 2002, and 2003, respectively.

The following table provides detail of the operations component of total operating expenses classified by the following revenue-related categories (in thousands):

                                                 Years Ended December 31,
                                             ---------------------------------
                                                2001        2002       2003
                                             ----------  ----------  ---------
Mortgage .................................. $   20,940  $   28,315  $  36,422
Interest expense on mortgage loans.........      8,678       7,242      8,856
Home equity................................      3,094       8,139     14,290
Interest expense on home equity loans......        782       1,235      2,342
Auto.......................................      9,285       8,842     10,971
Other......................................        167          81          1
                                             ----------  ----------  ---------
Total operations........................... $   42,946  $   53,854  $  72,882
                                             ==========  ==========  =========

18. Fair Value of Financial Instruments

The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Fair value estimates are subjective in nature and involve uncertainties and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The fair value of loans held-for-sale includes the expected gain on those loans upon sale to the loan purchaser (see Note 3). The carrying value of the Company's other financial instruments, including cash and cash equivalents, accounts receivable, derivatives, warehouse lines, and all other financial assets and liabilities approximate their fair value because of the short-term maturity of those instruments or because they carry interest rates which approximate market.

19. Commitments and Contingencies

Leases

The Company leases office space under two operating leases, which expire in November 2004 and June 2010, respectively. A portion of the facility that expires in November 2004 is under sublease and expires in March 2004. Rent expense under operating leases amounted to $0.8 million, $1.5 million and $2.5 million for the years ended December 31, 2001, 2002 and 2003, respectively.

The Company's lease obligations under operating leases are as follows (in thousands):

       Years Ending December 31,
 2004....................................................... $   2,537
 2005.......................................................     2,658
 2006.......................................................     2,658
 2007.......................................................     2,658
 2008 and thereafter........................................     6,645
                                                              ---------
Total minimum lease payments................................ $  17,156
                                                              =========

The Company had no capital lease obligations outstanding as of December 31, 2003.

The Company has an available line of credit in the amount $2,350,000. The Company is required to provide restricted cash as collateral for this line of credit (see Note 2). Currently, the line of credit is being utilized to support letters of credit related to the new Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds.

Legal

The Company has been named as a defendant in five related lawsuits filed in the Federal District Court for the Southern District of New York between August 10, 2001 and September 25, 2001. The lawsuits purport to be class actions filed on behalf of the plaintiffs and others similarly situated. They name as defendants E-LOAN, Christian Larsen, Janina Pawlowski, Frank Siskowski, The Goldman Sachs Group, Inc., FleetBoston Robertson Stephens, Inc., Merrill Lynch Pierce Fenner & Smith, Inc., Credit Suisse First Boston Corp. and J.P. Morgan Chase & Co., some of which were involved in the Company's initial public offering. The complaints have since been consolidated into a single action. The Consolidated Amended Complaint alleges, among other things, that the underwriters of the Company's initial public offering violated Section 12(a) of the Securities Act of 1933 by receiving excessive and undisclosed commissions and fees, and by entering into unlawful private agreements with brokers' customers, and that all defendants violated Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 under the Securities Exchange Act of 1934 by making material false and misleading statements in the Company's initial public offering prospectus concerning brokers' commissions and private agreements with brokers' customers. The plaintiffs seek to recover damages on behalf of all those who purchased or otherwise acquired E-LOAN securities during the respective class period. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding.  On October 9, 2002, the Company's individual defendants were dismissed, without prejudice, from the lawsuit, pursuant to a stipulated agreement with the plaintiffs.

On June 25, 2003, a committee of the Company's Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of the Company's insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Litigation.  Due to the inherent uncertainties of litigation, and because the settlement has not yet been approved by the Court, the ultimate outcome of the matter cannot be predicted.

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

Mortgage bankers' blanket bond

As of December 31, 2003, the Company carried a mortgage bankers' blanket bond and errors and omissions insurance coverage for $5.0 million. The premiums for the bond and insurance coverage are paid through September 2004.

Marketing Commitments

The Company has entered into fixed contracts to purchase national television spots through the third quarter of 2004. The Company pays for this media in monthly installments, generally thirty days in advance of the scheduled start date of the media. Future minimum payments under these contracts amount to approximately $3.9 million for 2004.

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

Individual mortgage loan risks are aggregated by loan type and pipeline production status and matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. The Company currently hedges its mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities and both mandatory and best efforts forward sale agreements with the ultimate investor. The Company determines which alternative provides the best execution in the secondary market.

The Company believes that it has implemented a cost-effective economic hedging program to provide a high level of protection against changes in the market value of rate-lock commitments. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

At December 31, 2003, the Company had provided locks to originate mortgage and home equity loans (excluding variable rate home equity lines of credit) amounting to approximately $183.3 million (the "locked pipeline"). At December 31, 2003, the Company had entered into best efforts forward loan sale agreements amounting to approximately $68.7 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to counterparty risk, however, it is our policy and practice to use well-established U.S. financial institutions to mitigate this risk; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

At December 31, 2003, the Company had entered into mandatory sell forward commitments amounting to approximately $54.9 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market value of unsold loans. At December 31, 2003, the Company had entered into $14.5 million of commitments with third party investors to deliver loans related to funded loans held-for-sale.

The Company issues auto loan approvals on its prime auto loan production. Approved auto loan applicants are provided a guaranteed rate for up to a 45 day period. At December 31, 2003, the Company had entered into amortizing swap contracts in the amount of $14.5 million, as an economic hedge of anticipated funded loans from auto loan approvals.

20. Related Party Transactions

Loan Agreement with Christian A. Larsen

On April 2, 2001, the Company entered into a loan agreement with Christian A. Larsen, Chairman of the Board and Chief Executive Officer, that provided the Company with the ability to draw funds up to an aggregate of $7.5 million upon demand. Under the terms of the loan agreement, the loan commitment under the loan agreement was required to be reduced by an amount equal to the principal amount of any subsequent loan received by the Company. Upon the sale of a $5 million convertible note to The Charles Schwab Corporation, the loan commitment under the loan agreement was reduced to $2.5 million. The loan agreement with Mr. Larsen expired on January 5, 2002 and no amounts are owed under any borrowings made pursuant to the loan agreement.

Contribution to Californians for Privacy Now

During 2003, the Company contributed approximately $600,000 to Californians for Privacy Now, a Recipient Committee advocating enhancement of consumer financial privacy rights. The contribution was authorized by the Company's Board of Directors, after a determination that the promotion and enhancement of consumer financial privacy rights is in the best interests of the Company. Christian A. Larsen served as the Treasurer of Californians for Privacy Now from July 2, 2002 until June 28, 2003, when he relinquished his title as Treasurer and became Executive Director of the Recipient Committee.

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

The Company recorded revenue earned from the sale of loans attributable to the marketing agreement of $5,435,000, $7,485,000 and $0 for the twelve months ended December 31, 2001, 2002 and 2003, respectively. The volume of loans associated with the above revenue was $305.3 million, $349.5 million, and $0 for the twelve months ended December 31, 2001, 2002 and 2003, respectively.

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

Through a series of subsequent amendments, the marketing fees payable to Schwab were reduced to better match the then anticipated future benefit from the marketing agreement. The Company recorded cash marketing costs of $1,100,000, $972,000 and $0 for the twelve months ended December 31, 2001, 2002 and 2003, respectively.

In addition to marketing fees paid to Schwab, the Company incurred other advertising expense directed toward the Schwab customer base known as co-op marketing costs. The co-op marketing costs covered such items as direct mail pieces sent to Schwab customers. There was no minimum co-op marketing expense required under the agreement. The co-op marketing costs were a pass through of expenses and did not represent revenue for Schwab. The Company recorded co-op marketing costs of $475,000, $91,000 and $0, for the twelve months ended December 31, 2001, 2002 and 2003, respectively.

Non-cash Marketing Costs Non-cash Marketing Costs

In addition to the cash compensation under the Marketing Agreement, the Company issued two warrants to purchase 13.1 million shares of common stock to Schwab. The first warrant to purchase 6,500,000 shares of common stock at an exercise price of $3.75, had a three year term and expired on April 25, 2003, unexercised. Half of the 6,500,000 shares under the warrant were exercisable following the one year anniversary of the date of grant, and all of the shares were exercisable following the two year anniversary, if immediately prior to exercise the Company's stock had traded at $5.75 for five consecutive days. Once exercised, the shares would have been subject to a one- year holding period before they were saleable. The second warrant to purchase 6,600,000 shares of common stock at an exercise price of $15.00, had a three and a quarter year term and an expiration date of July 25, 2003. The second warrant did not contain the same restrictions included in the first warrant, and was net exercised by Schwab on June 27, 2003 for 254,566 shares of common stock. The warrants were not subject to cancellation when the Marketing Agreement was terminated. The average of the high and low price of the Company's common stock as reported by the Nasdaq National Market on April 24, 2000 (prior to date of issuance), and April 25, 2000 (the date of issuance of the warrants and the public announcement of the agreement) was $4.16 and $7.60 per share, respectively. Following the issuance of the warrants on April 25, 2000 (and shares acquired in the private placement), Schwab beneficially owned approximately 16% of the Company's outstanding shares of common stock. Beneficial ownership includes shares directly held and those issuable under warrants that are exercisable within sixty days of April 25, 2000, regardless of whether the warrant exercise price is less that the market price.

The total valuation of both of these warrants was determined to be $12,460,000. The first warrant was valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.0%, term of three years and volatility of 80%.  The second warrant was also valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.0%, term of three and 1/4 years and volatility of 70%. The difference between the total valuation of the warrants and the Black-Scholes option pricing model output is primarily attributable to discounts relating to both the dilution impact from the potential issuance of the shares of common stock underlying the warrants and the restrictions upon the exercise of the first warrant and the ability to sell the shares issuable upon exercise of that warrant. The total valuation was recorded as a contra-equity item called marketing services receivable and was expensed over a one-year term, consistent with the treatment of the first year cash payment due to the unilateral cancellation right.  The Company recorded $6.0 million in non- cash marketing costs in the year ended December 31, 2001 related to the issuance of these warrants. As of December 31, 2001, the warrants were fully amortized.

Convertible Debt

On July 12, 2001, the Company sold a $5 million convertible note to The Charles Schwab Corporation, which was convertible into shares of its common stock at a conversion price of $1.06 per share and which was scheduled to mature on January 19, 2003. The Company issued the note for general corporate purposes and in order to obtain adequate excess cash reserves above its minimum cash covenant requirements under its warehouse lines of credit. As the convertible feature was issuable in the Company's stock, no value was ascribed to the convertible feature of the note at the time it was issued (in accordance with APB 14 and SFAS 133). The convertible note bore interest at a rate of 8% per annum and was payable quarterly. Schwab beneficially owned approximately 19% of the Company's outstanding shares at the time the note was issued on July 12, 2001 (after giving effect to the warrant exchange described below). Beneficial ownership includes shares directly held and those issuable under warrants that are exercisable within sixty days of July 12, 2001, regardless of whether the warrant exercise price is less than the market price. Schwab received a total of $183,000 and $113,000 in interest payments on this note for the years ended December 31, 2001 and 2002, respectively.

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

Warrant Exchange

On July 12, 2001, the Company issued a $5.0 million convertible note to Schwab, convertible into shares of the Company's common stock at a conversion price of $1.06 per share. In order to facilitate Schwab's purchase of the convertible debt and to meet its requirement that its fully diluted percent ownership in the Company be less than 25%, on July 12, 2001 Schwab surrendered its warrant to purchase 6,600,000 shares of common stock at an exercise price of $15.00 ("surrendered warrant") and the Company issued Schwab a new warrant to purchase 1,389,000 shares of common stock at an exercise price of $5.00 and with an expiration date of July 25, 2003 ("exchange warrant"). At the time of the exchange, the Company determined the value of the surrendered warrant and the exchange warrant to be of equal value (approximately $240,000). The surrendered warrant was valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.95%, remaining term of 2 years and volatility of 98%.  The exchange warrant was also valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.95%, remaining term of 2 years and volatility of 98%.  The difference between the valuation of each warrant and its respective Black-Scholes option pricing model output is primarily attributable to discounts which were applied to reflect liquidity and dilution. A liquidity discount was applied to both warrants to estimate the discount to market that would be required for the holder to try and recognize the value through open market sales. A second discount was applied to the surrendered warrant to reflect the dilution impact from the potential issuance of the shares of common stock underlying the warrant. This dilution discount was not applied to the exchange warrant because of the smaller number of shares it represented.  In valuing the surrendered warrant as part of the warrant exchange, we updated assumptions that change over time (e.g. risk-free interest rate, volatility, remaining term of set expiration date) from those used in its original valuation in April 2000. As each warrant was determined to be of approximate equal value, no additional value was recorded at the time of exchange. The Company incurred additional costs related to legal, accounting and filing fees to register the shares underlying the exchange warrant. The Company derived a benefit in the warrant exchange, since the exchange enabled Schwab to participate in the convertible note issuance. As a result of the exchange, Schwab reduced the number of shares it was entitled to purchase, but increased the likelihood that at some point in the future the exercise price would be less than the market price of the Company's common stock. The exchange warrant was net exercised by Schwab on June 27, 2003, for 254,566 shares of common stock. The average of the high and low price of the Company's common stock as reported by the Nasdaq National Market on July 12, 2001 (the date of issuance of the exchange warrant) was $1.02 per share.

Loans with Executive Officers and Directors

Under Section 402 of the Sarbanes-Oxley Act of 2002, certain extensions of credit to directors and executive officers of publicly traded and reporting companies are prohibited effective July 30, 2002. Personal loans in existence prior to July 30, 2002 may continue in effect, provided there is no material modification to any term or renewal of such loan. However, the Act provides an exception for consumer credit loans that are (i) made or provided in the ordinary course of the consumer credit business of the issuer, (ii) of a type that is generally made available by such issuer to public, and (iii) made by such issuer on market terms, or terms that are no more favorable than those offered by the issuer to the general public for such extensions of credit.

The Company, like many financial institutions, has followed a policy of granting mortgage, home equity and auto loans to its directors and executive officers and members of their immediate families in the ordinary course of the Company's business. During the fiscal year ended December 31, 2003, the Company granted loans to certain of its executive officers and directors. All of these loans were made on market terms and in compliance with the Sarbanes-Oxley Act of 2002. In addition, in management's opinion, these loans were made in the ordinary course of business, were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features. These loans have been sold to institutional purchasers in the secondary market for at least their respective face values. At the end of the fiscal year ended December 31, 2003, no loans from any such persons were held by the Company.

21. Risks and Uncertainties

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

The Company depends on three warehouse credit facilities to finance the mortgage loan inventory pending ultimate sale to mortgage loan investors. The warehouse credit facilities include both committed and uncommitted lines of credit. The Company also has a line of credit to finance the auto loan inventory pending ultimate sale to auto investors. All of these facilities have operating and financial covenants including the requirement that the Company maintain two mortgage warehouse facilities (with minimum borrowing capacity limits) and the maintenance of certain financial ratios. In particular, the Company must maintain a minimum cash and cash equivalents balance of the higher of $15 million. Failure to comply with these covenants on either or both lines could result in the obligation to repay all amounts outstanding at the time of termination. In the past, the Company has obtained waivers from these lenders due to failure to comply with certain covenants.

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

While the Company achieved its first profitable year during 2002, the Company experienced a pre-tax loss of $1.5 million in the fourth quarter of 2003. The Company may not regain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the business, results of operations and financial condition will be adversely affected. Management believes that its cash and cash equivalents held at December 31, 2003 will be sufficient to fund its operating activities and capital expenditures, and meet all other obligations including its minimum cash and cash equivalent covenants through at least December 31, 2004.

22. Subsequent Events

Effective January 1, 2004, the Company's Board of Directors authorized an increase of 1,000,000 shares to the number of shares authorized for issuance under the Company's 1997 Stock Plan, and an increase of 1,242,735 shares to the number of shares authorized for issuance under the Company's 1999 Employee Stock Purchase Plan, in accordance with the annual automatic increase provision contained in the respective Plans.

On January 29, 2004, the Company announced the resignation of its President and Chief Operating Officer, Joseph Kennedy. In accordance with a Separation Agreement, also dated January 29, 2004, the Company agreed to pay Mr. Kennedy approximately $312,000 related to severance, benefits and employer taxes. Additionally, the Company agreed to accelerate the vesting of all unvested options held by Mr. Kennedy and to extend the exercise period for such options through April 12, 2004, which modifications were estimated to amount to a $635,500 non-cash compensation charge. These compensation charges will be recorded in2004.

On February 6, 2004 the Company entered into a new uncommitted warehouse line of credit agreement for borrowings of up to $200 million for the interim financing of mortgage loans with Merrill Lynch Mortgage Capital Inc. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The uncommitted line of credit expires on February 4, 2005. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding.

EXHIBITS

10.4	Loan Purchase Agreement with Norwest Funding Inc. dated May 18, 1998 PDF
10.6	Loan Purchase Agreement with Aurora Loan Services Inc. dated August 23, 2000 PDF
10.13	Correspondent Agreement with GMAC Mortgage Corporation dated January 25, 2002 PDF
10.64	Seventeenth Modification Agreement with GMAC Mortgage Corporation dated November 12, 2003 PDF
10.65	Amendment Number Nine to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated November 13, 2003 PDF
10.66	Home Equity Line of Credit (HELOC) Revolving Credit Loan Purchase, Sale & Servicing Agreement with Wachovia Bank, N.A. dated February 4, 2004+ PDF
10.67	Master Repurchase Agreement with Merrill Lynch Mortgage Capital, Inc. dated February 6, 2004 PDF
10.68	Separation Agreement and Release of Claims with Joseph J. Kennedy dated January 29, 2004 PDF
10.69	Eighteenth Modification Agreement with GMAC Mortgage Corporation dated January 13, 2004 PDF
10.70	Nineteenth Modification Agreement with GMAC Mortgage Corporation dated February 25, 2004 PDF
10.71	Amendment Number Ten to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 11, 2004 PDF
10.72	Severance Agreement and Release of Claims with Robert Purcell dated February 25, 2004 PDF
21.1	List of Subsidiaries of E-Loan, Inc.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Auditors
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350,asadopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##

+ Confidential Treatment Requested

# Filed herewith

## Furnished herewith

PDF PDF format filed as a courtesy.