Form 10-Q
period 2004-03-31
E LOAN INC
filed 2004-05-07
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☒    No   ☐

    As of May 3, 2004, 62,950,365 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

E-LOAN, INC.
Quarterly Report on Form 10-Q for the Period Ended March 31, 2004
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of December 31, 2003 and March 31, 2004	**

Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2004	**

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2004	**

Notes to Condensed Consolidated Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                                December 31,  March 31,
                                                                                   2003         2004
                                                                                -----------  -----------
                                                                                             (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents (includes $4,850 and $2,350 of restricted cash). $    33,973  $    45,559
    Loans held-for-sale.......................................................      50,874       81,554
    Accounts receivable, prepaids and other current assets....................      28,287       19,979
                                                                                -----------  -----------
          Total current assets................................................     113,134      147,092
Fixed assets, net.............................................................      11,484       12,537
Retained interests in auto loans - trading....................................      11,658       13,378
                                                                                -----------  -----------
           Total assets....................................................... $   136,276  $   173,007
                                                                                ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Warehouse and other lines payable......................................... $    44,283  $    77,765
    Accounts payable, accrued expenses and other current liabilities..........      10,366       13,747
                                                                                -----------  -----------
           Total current liabilities..........................................      54,649       91,512
                                                                                -----------  -----------
           Total liabilities..................................................      54,649       91,512
                                                                                -----------  -----------
Commitments and contingencies (Note 15):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2003 and March 31, 2004; 0 shares issued and
      outstanding at December 31, 2003 and March 31, 2004.....................          --           --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2003 and March 31, 2004; 62,136,790 and
      62,514,567 shares issued and outstanding at December 31, 2003
      and March 31, 2004......................................................          62           63
Additional paid-in capital....................................................     265,144      266,131
Accumulated deficit...........................................................    (183,579)    (184,699)
                                                                                -----------  -----------
           Total stockholders' equity.........................................      81,627       81,495
                                                                                -----------  -----------
           Total liabilities and stockholders' equity......................... $   136,276  $   173,007
                                                                                ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                            2003         2004
                                                         -----------  -----------
Revenues (Note 13)..................................... $    36,219  $    32,024

Operating expenses:
    Operations (Note 14)...............................      16,737       16,329
    Sales and marketing................................       8,492       11,132
    Technology.........................................       1,876        2,166
    General and administrative.........................       1,998        3,532
                                                         -----------  -----------
           Total operating expenses....................      29,103       33,159
                                                         -----------  -----------
Income (loss) from operations..........................       7,116       (1,135)
Other income, net......................................          31           15
                                                         -----------  -----------
Income (loss) before taxes.............................       7,147       (1,120)
Income taxes...........................................        (815)          --
                                                         -----------  -----------
Net income (loss)...................................... $     6,332  $    (1,120)
                                                         ===========  ===========

Net income (loss) per share:
    Basic.............................................. $      0.11  $     (0.02)
                                                         ===========  ===========
    Diluted............................................ $      0.10  $     (0.02)
                                                         ===========  ===========

    Weighted-average shares - basic....................      59,598       62,325
                                                         ===========  ===========
    Weighted-average shares - diluted..................      63,241       62,325
                                                         ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                     Three Months Ended
                                                                         March 31,
                                                                    2003          2004
                                                                 -----------  ------------
Cash flows from operating activities:
   Net income (loss)........................................... $     6,332  $     (1,120)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization of fixed assets.............       1,024         1,306
     Non-cash compensation expense.............................          --           636
     Changes in operating assets and liabilities:
       Loans held-for-sale.....................................     142,878       (30,680)
       Retained interests in auto loans - trading..............      (2,509)       (1,720)
       Accounts receivable, prepaids, and other assets.........      (8,440)        8,308
       Accounts payable, accrued expenses and
         other payables........................................         196         3,381
                                                                 -----------  ------------
         Net cash (used in) provided by operating activities...     139,481       (19,889)
                                                                 -----------  ------------
Cash flows from investing activities:
   Acquisition of fixed assets.................................      (2,211)       (2,359)
                                                                 -----------  ------------
         Net cash used in investing activities                       (2,211)       (2,359)
                                                                 -----------  ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................         314           352
   Proceeds from warehouse and other lines payable.............   1,112,628     1,074,149
   Repayments of warehouse and other lines payable.............  (1,252,578)   (1,040,667)
   Payments on obligations under capital leases, net...........         (10)           --
                                                                 -----------  ------------
         Net cash (used in) provided by financing activities...    (139,646)       33,834
                                                                 -----------  ------------
Net (decrease) increase in cash................................      (2,376)       11,586
Unrestricted cash and cash equivalents, beginning of period....      33,821        29,123
Change in restricted cash......................................          --         2,500
                                                                 -----------  ------------
Unrestricted cash and cash equivalents, end of period.......... $    31,445  $     43,209
Restricted cash and cash equivalents, end of period............       2,500         2,350
                                                                 -----------  ------------
Total cash and cash equivalents, end of period.................      33,945        45,559
                                                                 ===========  ============
Supplemental cash flow information:
   Cash paid for interest...................................... $     2,400  $      2,049
                                                                 ===========  ============

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

E-LOAN, Inc. (the "Company") was incorporated on August 26, 1996 and began marketing its services in June 1997. The Company is a consumer direct lender of first and second mortgage loans, home equity loans and home equity lines of credit and auto loans. The Company operates as a single operating segment.

2. BASIS OF PRESENTATION

Interim Financial Information (unaudited)

The accompanying financial statements as of March 31, 2003 and 2004 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2003 and 2004. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the expected results for the year ending December 31, 2004.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of E-LOAN and its wholly owned subsidiary, Escrow Closing Services, Inc. ("ECS"). ECS was incorporated on February 27, 2003 and began marketing its services in November 2003. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in the financial statements have been reclassified to conform to the 2004 presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase, including documentary drafts, to be cash equivalents. The Company is required to maintain a minimum cash and cash equivalents balance of $15 million related to its warehouse lines. The following summarizes cash and cash equivalents at December 31, 2003 and March 31, 2004 (dollars in thousands):

                                                 December 31,  March 31,
                                                    2003         2004
                                                 -----------  -----------
Cash........................................... $    28,179  $    41,130
Certificates of deposit, unrestricted..........          75           75
Documentary drafts.............................         869        2,004
Restricted cash................................       4,850        2,350
                                                 -----------  -----------
                                                $    33,973  $    45,559
                                                 ===========  ===========

Documentary drafts

The Company originates auto loans directly to consumers partially through the use of a documentary draft process. This process requires the borrower and the auto dealer to provide the Company with a series of supporting documents and vehicle information to complete the loan. For some borrowers, the vehicle also must meet certain model year and loan-to value restrictions.

Cash is allocated to satisfy documentary drafts presented by borrowers before the required supporting documents are reviewed by the Company to complete the loan. If the required documentation is not provided as agreed to by the borrower and auto dealer, then the allocation of cash is reversed and the cash balance is restored. The Company's documentary draft process allows for at least two business days to process the required supporting documentation prior to determining whether to reverse or honor the original presentment by the auto dealer.

Escrow deposits

The Company administers escrow deposits as a service to its customers. Escrow deposits totaled $5.8 million and $13.0 million at December 31, 2003 and March 31, 2004, respectively, which were held at third party financial institutions. Escrow deposits are not considered assets of the Company and, therefore, are not included in the accompanying balance sheet. However, the Company remains contingently liable for the disposition of these deposits.

Restricted Cash

In December 2003, the Company renegotiated its line of credit with Wells Fargo Bank, National Association. As part of the amendment, the Company was required to provide restricted cash in the amount of $2.35 million as collateral for this line of credit. This restricted cash is being held in certificates of deposit which mature in less than 90 days and is classified as a current asset on the Company's accompanying condensed consolidated balance sheet. This line of credit is being utilized to support letters of credit related to the new Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds.

In March 2004, the Company renegotiated its $400 million warehouse line agreement with Greenwich Capital that required the Company to maintain a restriction of $2.5 million in cash as additional collateral. As part of the amendment, the restriction of this cash was removed.

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

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The Company designates forward delivery commitments, where the Company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all best efforts sell forward commitments as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a best effort sell forward commitment has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to designated SFAS 133 hedges during the three months ended March 31, 2004. The effect on the Company's income statement from marking to market the locked pipeline and forward commitments was a $1.5 million and $0.7 million loss, included in mortgage revenues for the three months ended March 31, 2003 and 2004, respectively.

In September 2003, the Company began hedging its interest rate risk on auto loan approvals. When the Company issues an auto loan approval, the Company extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for up to a 45-day period. Under SFAS 133, auto loan approvals are not considered derivatives. However, the company is still exposed to interest rate risk from issuance of approval to loan sale. The Company enters into amortizing swap contracts to economically hedge the interest rate changes in auto loan approvals. These swap contracts are considered derivatives under SFAS 133. The Company marks-to-market any changes in the value of outstanding swap contracts, which are recorded as unrealized gains and losses and included in the statement of operations in auto revenue. The effect on the Company's income statement from applying SFAS 133 was a $0.1 million gain, included in auto revenues in the three months ended March 31, 2004.

Sale of auto loans to qualified special purpose entity

On June 17, 2002, the Company entered into an arrangement to sell auto loan receivables to a qualified special purpose entity ("QSPE"), E-Loan Auto Fund One, LLC ("E-Loan Auto"). These transactions involve the Company surrendering control over these assets to assure that the sold assets have been isolated from the Company and its creditors. As E-Loan Auto has met the appropriate tests to be considered a QSPE, the assets and liabilities of E-Loan Auto are not consolidated in the financial statements of the Company. E-Loan Auto has obtained a secured borrowing facility from Merrill Lynch Bank USA to finance all purchases of loans from the Company. The Company recognizes a gain on the sale of auto loan receivables to E-Loan Auto in the period the sale occurs, which represents the difference between the sale proceeds to the Company and the Company's net carrying value of the receivables. The Company retains an interest in the future cash flows from the loans. Such cash flows are distributed to the Company by the QSPE monthly. The retained interest is recorded on the balance sheet at fair value as a trading asset, and is marked to market at each subsequent reporting period in accordance with Statement of Financial Accounting Standards No, 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The fair value of the retained interest is based upon the net present value of the estimated future cash flows to be received by the Company over the life of the loans. The Company makes various assumptions in order to determine the fair value of the estimated future excess cash flows to be generated by the auto loans sold to the QSPE. The most significant assumptions are the cumulative credit losses to be incurred on the pool of auto loan receivables sold, prepayment rates of the auto loans and the rate at which the estimated future excess cash flows are discounted. The assumptions used represent the Company's best estimates, and the use of different assumptions could produce different financial results. The Company will continue to monitor and may update its assumptions over time.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128 basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such potential dilutive shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants. Anti-dilutive shares in the amounts of 10.8 million and 10.2 million were excluded from the dilutive shares outstanding for the periods ended March 31, 2003 and 2004, respectively.

The following table sets forth the computation of diluted net income (loss) per share for the periods indicated (dollars in thousands, except per share amounts):

                                                    Three Months Ended
                                                         March 31,
                                                    2003         2004
                                                 -----------  -----------
                                                 (In Thousands)
  Numerator:
    Net income (loss).......................... $     6,332  $    (1,120)
                                                 ===========  ===========
  Denominator:
    Weighted average shares, basic.............      59,598       62,325
    Effect of potentially dilutive securities:
      Warrants.................................         477           --
      Employee Stock Option Plan...............       3,166           --
                                                 -----------  -----------
    Weighted average number of shares
      assuming dilution........................      63,241       62,325
                                                 ===========  ===========

  Diluted net income (loss) per share.......... $      0.10  $     (0.02)
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

In March 2004, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 105 was issued, which provides guidance regarding loan commitments that are accounted for as derivative instruments under FASB No. 133 (as amended), "Accounting for Derivative Instruments and Hedging Activities". In this Bulletin, the SEC ruled that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. Our current method used to estimate the fair value of interest rate lock commitments is consistent with SAB No. 105; therefore, SAB No. 105 will have no impact on the Company's financial condition or results of operations.

4. STOCK-BASED COMPENSATION

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

The following pro forma net income (loss) information has been prepared as if the Company had followed the provisions of SFAS No. 123 (in thousands, except per share amounts):

                                                         Three Months Ended
                                                              March 31,
                                                         2003         2004
                                                      -----------  -----------
                                                      (In Thousands)

Reported net income (loss).......................... $     6,332  $    (1,120)
Add: Employee stock compensation expense included
  in reported net income (loss), net of taxes.......          --          667
Less: Employee stock based compensation expense
  determined under fair value based method for all
  employee stock option awards, net of tax..........      (1,269)      (1,029)
                                                      -----------  -----------
Pro forma net income (loss)......................... $     5,063  $    (1,482)
                                                      ===========  ===========

Reported basic net income (loss) per share.......... $      0.11  $     (0.02)
Reported diluted net income (loss) per share........ $      0.10  $     (0.02)

Pro-forma basic net income (loss) per share......... $      0.08  $     (0.02)
Pro-forma diluted net income (loss) per share....... $      0.08  $     (0.02)

Risk free interest rate - stock options.............         2.9%         3.0%
Risk free interest rate - ESPP......................         2.5%         2.1%
Average expected life - stock options...............         5.0          5.0
Average expected life - ESPP........................         2.0          2.0
Dividend yield......................................          --           --
Expected volatility - stock options.................        59.1%        64.7%
Expected volatility - ESPP..........................        89.9%        76.6%

5. WARRANTS

On April 25, 2000, the Company issued two warrants to purchase up to 13.1 million shares of common stock to The Charles Schwab Corporation ("Schwab"), pursuant to a marketing agreement with Schwab. The first warrant to purchase 6,500,000 shares of common stock at an exercise price of $3.75, had a three-year term and expired unexercised on April 25, 2003. The second warrant to purchase 6,600,000 shares of common stock at an exercise price of $15.00, had a three and a quarter year term and an expiration date of July 25, 2003. On July 12, 2001 the Company exchanged the warrant to purchase 6,600,000 shares at $15 per share for a new warrant to purchase 1,389,000 shares at $5 per share. On June 27, 2003, this warrant was net exercised for 254,566 shares of common stock.

In February 2001, the Company issued a warrant to purchase 300,000 shares of common stock to Greenwich Capital in connection with a warehouse agreement at an exercise price of $1.55 per share until February 23, 2006. In July 2003, Greenwich Capital assigned a portion of the warrant to an institutional investor in the amount of 150,000 common shares. At March 31, 2004, both warrants remain outstanding.

In June 2002, the Company issued a warrant to purchase 800,000 shares of common stock to Merrill Lynch Mortgage Capital, Inc. in connection with a line of credit agreement at an exercise price of $1.22 per share until June 1, 2005. At March 31, 2004, this warrant remained outstanding.

6. LOANS HELD-FOR-SALE

The inventory of mortgage and home equity loans consists primarily of first and second trust deed mortgage loans and home equity lines of credit on residential properties located throughout the United States. All mortgage and home equity loans held-for-sale are pledged as collateral for borrowings at December 31, 2003 and March 31, 2004 (see Note 10).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. All of the auto loans held-for-sale are pledged as collateral for borrowings at December 31, 2003 and March 31, 2004 (see Note 10). The following summarizes loans held-for-sale at December 31, 2003 and March 31, 2004 (dollars in thousands):

                                                      December 31,  March 31,
                                                         2003         2004
                                                      -----------  -----------
Mortgage............................................ $    32,811  $    66,665
Home equity.........................................      13,803       10,043
Auto................................................       4,158        4,702
Net deferred origination revenue....................         102          144
                                                      -----------  -----------
                                                     $    50,874  $    81,554
                                                      ===========  ===========

Included in loans held-for-sale is a SFAS 133 basis adjustment amount of $0.1 million and $0.1 million at December 31, 2003 and March 31, 2004, respectively. The basis adjustment amount represents the change in fair value from rate lock commitment date to funding of those loans held-for-sale. The total fair value of loans held-for-sale, including the expected embedded gain on those loans, is $51.8 million and $83.5 million at December 31, 2003 and March 31, 2004, respectively.

7. ACCOUNTS RECEIVABLE, PREPAIDS AND OTHER CURRENT ASSETS

The following summarizes accounts receivable, prepaids and other current assets at December 31, 2003 and March 31, 2004 (dollars in thousands):

                                                      December 31,  March 31,
                                                         2003         2004
                                                      -----------  -----------
Prepaids............................................ $     4,574  $     2,244
Accounts receivable.................................      21,233       15,890
Interest receivable.................................       1,541        1,043
Other current assets................................         939          802
                                                      -----------  -----------
                                                     $    28,287  $    19,979
                                                      ===========  ===========

Included in prepaids at December 31, 2003 and March 31, 2004 are prepayments for sales and marketing in the amounts of $2.3 million and $1.0 million, respectively. Included in accounts receivable is the receivable due to the Company from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $15.5 million and $11.9 million at December 31, 2003 and March 31, 2004, respectively (see Note 10). Included in other current assets is an amount related to the fair value of SFAS 133 derivatives of $0.1 million at December 31, 2003. There was no amount included in other current assets related to the fair value of SFAS 133 derivatives at March 31, 2004.

8. RETAINED INTERESTS IN AUTO LOANS

In June 2002, the Company created a qualified special purpose entity, E-Loan Auto Fund One, LLC ("E-Loan Auto"), which purchases prime auto loans from the Company and then holds the loans. For the three months ended March 31, 2004, the Company sold $120.0 million in auto loans to E-Loan Auto and recognized $2.4 million in gain on sale. In exchange for the loans sold, the Company received cash of $119.4 million from E-Loan Auto and recorded a retained interest valued at $3.0 million in the loans sold to E-Loan Auto. From inception through March 31, 2004, the Company has sold $809.1 million in auto loans to E-Loan Auto and recognized $12.5 million in gain on sale. For the three months ended March 31, 2004, the average loan characteristics on auto loans sold to E-Loan Auto were $17,500 loan size, 720 credit score, 12.7% new versus used car, and an average APR of 5.79%. The retained interest represents the Company's portion of the net present value of the expected excess cash flows over the life of the loans, remaining after payment of interest, servicing fees and credit losses. Included in the retained interest is a contributed basis in the loans sold to E-Loan Auto of 0.5%. The contributed basis is the difference between the loan amount and the cash sale proceeds received from E-Loan Auto of 99.5% (of the unpaid principal balance), which represents over collateralization in those loans. Cash flows are to be distributed by E-Loan Auto in the following manner: first to the hedge counterparty, second to the servicer, custodian and administrator, third to the lender for interest expense, fourth to the lender for principal payments, fifth to the Company and the lender any remaining cash flows, to be distributed 85% and 15%, respectively, up to $800 million in originations. After $800 million in originations, all remaining cash flows will be paid directly to the Company. The servicing fee is passed through to a sub-servicer of the Company, and as such the Company does not capitalize a servicing asset for the loans sold to E-Loan Auto, since the cost to sub-service equals the servicing fee.

The following table provides a summary of activity in the retained interests in auto loans:

	2002	2003
Beginning Balance December 31,	$ 3,969	$ 11,658
Contributed basis in loans sold to E-Loan Auto	618	600
Non-cash gain on sale	1,662	2,410
Accretion of present value discount	229	339
Excess cash flows received	-	(1,584)
Fair value adjustment	-	(45)
Ending Balance March 31,	$ 6,478	$ 13,378

At March 31, 2004, key valuation assumptions used to value the retained interests and the sensitivity of those assumptions to immediate 10% and 25% adverse changes in those assumptions are as follows:

March 31, 2004 (dollars in thousands)
Balance sheet carrying value of retained interests - fair value	$13,378
Weighted-average life (in months)	50.8
Prepayment speed assumptions (ABS)	1.3
Impact on fair value of 10% adverse change (1.43)	($381)
Impact on fair value of 25% adverse change (1.62)	($969)
Weighted Average Expected credit losses (life of loan loss rate)	61 bps
Impact on fair value of 10% adverse change (67 bps)	($328)
Impact on fair value of 25% adverse change (76 bps)	($826)
Residual cash flows discount rate (average annual rate)	12.0%
Impact on fair value of 10% adverse change (13.2%)	($210)
Impact on fair value of 25% adverse change (15.0%)	($514)

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

The discount rate was determined by assessing the risk related to the asset to account for the present value of the cash flows to be received over the life of the loans. As a result, the retained interest asset is an interest earning asset, with interest income accreted over time at the discount rate and included in Auto Revenues. The weighted average loss rate is based on actual loss experience to date from the seasoned portions of the portfolio. The prepayment speed projects prepayments on a monthly percentage of the original loan balance. All assumptions are monitored over time and are adjusted to reflect actual performance.

9. NOTES PAYABLE

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, National Association to support working capital needs. The interest rate charged on borrowings against these funds is based on LIBOR plus 2% and is payable monthly. The line of credit was originally scheduled to expire on June 30, 2004. However, on December 11, 2003, the agreement was amended to reduce the line of credit to $2,350,000 and extend the expiration date to June 30, 2005. As part of the amendment, the Company was required to provide restricted cash as collateral for this line of credit (see Note 3). Currently, the line of credit is being utilized to support letters of credit related to the new Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds. The Company was in compliance with all debt covenants for this agreement during the three months ended and at March 31, 2004. No balance was outstanding on this line as of March 31, 2004.

10. WAREHOUSE AND OTHER LINES PAYABLE

The Company has a warehouse line of credit for borrowings of up to $75 million for the interim financing of mortgage loans with GMAC Mortgage Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. This warehouse line requires the Company to pay GMAC a non-use fee when the average outstanding principal amount of borrowings is less than 50% of the total commitment at a rate of 0.25% per annum on the daily average unutilized commitment. Borrowings are collateralized by the related mortgage loans held-for-sale. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $15.0 million. The Company was in compliance with these covenants during the three months ended and at March 31, 2004. The committed line of credit expires on March 31, 2005.

The Company has an agreement to finance up to $400 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan purchasers with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. As part of this agreement the Company had to pay a commitment fee of $1.0 million for the period March 31, 2003 through March 30, 2004. The commitment fee was reduced to $750,000 for the period March 15, 2004 through March 14, 2005. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. Prior to an amendment in March 2004, the Company was required to maintain a restriction of $2.5 million in cash as additional collateral. Subsequent to the amendment, there is no restriction on cash related to this facility. The Company was in compliance with these covenants during the three months ended and at March 31, 2004. The line will expire on March 14, 2005.

In addition, the Company has a mortgage loan purchase and sale agreement with Greenwich Capital. Under the terms of this agreement, mortgage loans which are allocated to a mandatory sell forward commitment between the Company and a loan purchaser, but have not yet been settled, may be sold to Greenwich Capital subject to the accompanying trade assignment. Revenue derived from sales under this agreement is included as a receivable on the balance sheet until the transaction is settled (see Note 7). The balance of loans sold related to these receivables was $305.1 million and $308.3 million as of December 31, 2003 and March 31, 2004, respectively.

The Company has a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to their sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility requires the Company to pay an unused line fee equal to 0.50% per year on the average daily unused line balance. This facility expires on July 13, 2004. This line includes various financial and non-financial covenants. The Company was in compliance with the various covenants during the three months ended and at March 31, 2004.

On February 6, 2004, the Company entered into a new uncommitted warehouse line of credit agreement for borrowings of up to $200 million for the interim financing of mortgage loans with Merrill Lynch Mortgage Capital Inc. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The uncommitted line of credit expires on February 4, 2005. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with these covenants during the period ended and at March 31, 2004.

The following summarizes warehouse and other lines payable at December 31, 2003 and March 31, 2004 (dollars in thousands):

                                                      December 31,  March 31,
                                                         2003         2004
                                                      -----------  -----------
Warehouse lines - GMAC.............................. $     8,066  $    23,022
Warehouse lines - Greenwich.........................      31,462       46,889
Warehouse lines - Merrill (Mortgage)................          --        3,384
Line of credit - Merrill (Auto).....................       4,755        4,470
                                                      -----------  -----------
                                                     $    44,283  $    77,765
                                                      ===========  ===========

11. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following summarizes accounts payable, accrued expenses and other current liabilities at December 31, 2003 and March 31, 2004 (dollars in thousands):

                                                      December 31,  March 31,
                                                         2003         2004
                                                      -----------  -----------
Accounts payable.................................... $     4,614  $     6,468
Accrued compensation................................       1,987        3,217
Income tax payable..................................        (614)        (614)
Other current liabilities...........................       1,646        2,268
Reserves............................................       2,386        2,200
Interest payable....................................         347          208
                                                      -----------  -----------
                                                     $    10,366  $    13,747
                                                      ===========  ===========

Included in other current liabilities is an amount related to the fair value of SFAS 133 derivatives of $0.9 and $1.4 million at December 31, 2003 and March 31, 2004, respectively.

Included in the accounts payable, accrued expenses and other current liabilities is an amount related to reserves the Company established for representation and warranties and premium repayment liability. The Company sells loans to loan purchasers on a servicing released basis without recourse. As such, the risk of loss or default by the borrower has generally been assumed by these purchasers. However, the Company is usually required by these purchasers to make certain representations relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults. In connection with a majority of its loan sale agreements, the Company is also responsible for ensuring that the borrower makes a minimum number of payments to be made on each loan, or else the Company may be required to refund the premium paid to it by the loan purchaser. As such, the Company records reserves based on certain assumptions in anticipation of future losses as a result of current activity.

Loss reserves due to violations of representations and warranties are recorded based on a percentage of current month originations. The Company currently calculates this loss rate exposure based on its historical loss rates as well as similar lending portfolios. Once the Company has endured a complete economic cycle, the rate will be adjusted based on actual losses as a percentage of origination volume on a historical basis. Premium repayment reserves, generated through early loan prepayments related to loans sold to loan purchasers, are recorded based on a rate determined by calculating actual prepayments as a percentage of originations on a historical basis applied to current month originations. The following illustrates the changes in the reserve balance for the three months ended March 31, 2004 by product (in thousands):

                                                                 Home
                                                  Mortgage      Equity        Auto         Total
                                                 -----------  -----------  -----------  -----------
Balance at 1/1/04.............................. $     1,309  $       966  $       111  $     2,386
   Increase to reserve.........................         162          325           18          505
   Losses incurred.............................        (316)        (355)         (20)        (691)
                                                 -----------  -----------  -----------  -----------
Balance at 03/31/04............................ $     1,155  $       936  $       109  $     2,200
                                                 ===========  ===========  ===========  ===========

12. SEGMENT AND GEOGRAPHIC INFORMATION

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

13. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                    2003         2004
                                                 -----------  -----------
Revenues:
   Mortgage.................................... $    23,851  $    14,536
   Interest income on mortgage loans...........       4,864        2,936
   Home equity.................................       3,939        9,250
   Interest income on home equity loans........         424        1,473
   Auto........................................       2,887        3,062
   Closing services............................          --          451
   Other.......................................         254          316
                                                 -----------  -----------
         Total revenues........................ $    36,219  $    32,024
                                                 ===========  ===========

The following table provides the components of other income, net (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                    2003         2004
                                                 -----------  -----------
Interest income on short-term investments...... $        31  $        23
Interest expense on non-warehouse
   facility borrowings.........................          --           (8)
                                                 -----------  -----------
                                                $        31  $        15
                                                 ===========  ===========

14. OPERATING EXPENSES

The following table provides the components of operating expenses (in thousands):

                                                   Three Months Ended
                                                         March 31,
                                                    2003         2004
                                                 -----------  -----------
Compensation and benefits...................... $    12,680  $    14,090
Processing costs...............................       2,800        2,774
Advertising and marketing......................       7,265        9,936
Occupancy and administration...................       3,505        4,060
Interest expense on warehouse borrowings.......       2,853        2,299
                                                 -----------  -----------
         Total operating expenses.............. $    29,103  $    33,159
                                                 ===========  ===========

Commissions and bonus compensation comprised 25% and 19% of total compensation and benefits in the three months ended March 31, 2003 and 2004. Net occupancy costs comprised 30% and 37% of total occupancy and administration in the three months ended March 31, 2003 and 2004, respectively. Included in compensation and benefits for the three months ended March 31, 2004 is a charge related to the resignation of the Company's prior President and Chief Operating Officer of approximately $1.0 million.

The following table provides detail of the operations component of total operating expenses classified by the following revenue-related categories (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                    2003         2004
                                                 -----------  -----------
Mortgage ...................................... $     8,186  $     6,648
Interest expense on mortgage loans.............       2,398        1,404
Home equity....................................       3,082        5,070
Interest expense on home equity loans..........         288          868
Auto...........................................       2,783        1,834
Closing services...............................          --          505
                                                 -----------  -----------
Total operations............................... $    16,737  $    16,329
                                                 ===========  ===========

15. COMMITMENTS AND CONTINGENCIES

Loan commitments and hedging activities

The Company originates mortgage loans and sells them primarily through whole loan sales. The market values of mortgage loans are sensitive to changes in market interest rates and product demand. If interest rates rise between the time the Company enters into a rate lock with the borrower, the subsequent funding of the loan and the time the mortgage loans are committed for sale, there may be a decline in the market value of the mortgage loans. To protect against such possible declines, the Company has adopted a macro economic hedging strategy.

Individual mortgage loan risks are aggregated by loan type and pipeline production status and matched, based on estimated duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. The Company currently hedges its mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities and both mandatory and best efforts forward sale agreements with the ultimate loan purchaser. The Company determines which alternative provides the best execution in the secondary market at the time of commitment.

The Company believes that it has implemented a cost-effective economic hedging program to provide a high level of protection against subsequent changes in the market value of rate-lock commitments. However, an effective hedging strategy is complex and no hedging strategy can completely insulate the Company against such changes.

At March 31, 2004, the Company had extended locks to originate mortgage and home equity loans amounting to approximately $387.8 million (the "locked pipeline"). At March 31, 2004, the Company had entered into best efforts forward loan sale agreements amounting to approximately $57.5 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to counterparty risk, however, it is the Company's policy and practice to use well-established U.S. financial institutions to mitigate that risk; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

At March 31, 2004, the Company had entered into mandatory sell forward commitments amounting to approximately $185.7 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market value of unsold loans. At March 31, 2004, the Company had entered into $55.6 million of commitments with loan purchasers to deliver loans related to funded loans held-for-sale.

The Company issues auto loan approvals on its prime loan production. Approved auto loan applicants are provided a guaranteed rate for up to a 45 day period. At March 31, 2004, the Company had entered into amortizing swap contracts in the amount of $26.1 million, as an economic hedge of anticipated funded loans from auto loan approvals.

Future Commitments

The Company has future payment commitments for operating leases and non-cancelable TV media aggregating $6.1 million, $2.7 million, $2.7 million and $2.7 million for the years 2004, 2005, 2006 and 2007, respectively. The Company has total commitments of $6.6 million for the years 2008 and beyond.

The Company has an available line of credit in the amount $2,350,000. The Company is required to provide restricted cash as collateral for this line of credit (see Note 3). Currently, the line of credit is being utilized to support letters of credit related to the new Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds.

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

OVERVIEW

The Company is an online consumer direct lender, specializing in mortgage, home equity and auto loans. As a retail lender, the Company is heavily impacted by economic conditions (such as interest rates) and seasonal/cyclical factors. To help mitigate this, the Company has focused on its diversified revenue products, which consist of total revenues excluding prime refinance mortgage and its related interest income. Additionally, the Company strives to be a low-cost provider with a vision of driving overall prices lower, which creates marketing efficiency. The result is a virtuous cycle connecting efficiencies in capital markets, operations and customer acquisition.

RESULTS OF OPERATIONS

The following table sets forth the unaudited results of operations from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                            Three Months Ended
                                                               March 31,
                                                            2003         2004
                                                         -----------  -----------
Revenues .............................................. $    36,219  $    32,024

Operating expenses:
    Operations ........................................      16,737       16,329
    Sales and marketing................................       8,492       11,132
    Technology.........................................       1,876        2,166
    General and administrative.........................       1,998        3,532
                                                         -----------  -----------
           Total operating expenses....................      29,103       33,159
                                                         -----------  -----------
Income (loss) from operations..........................       7,116       (1,135)
Other income, net......................................          31           15
                                                         -----------  -----------
Income (loss) before taxes.............................       7,147       (1,120)
Income taxes...........................................        (815)           0
                                                         -----------  -----------
Net income (loss)...................................... $     6,332  $    (1,120)
                                                         ===========  ===========

Net income (loss) per share:
    Basic.............................................. $      0.11  $     (0.02)
                                                         ===========  ===========
    Diluted............................................ $      0.10  $     (0.02)
                                                         ===========  ===========

AS A PERCENTAGE OF REVENUES:

Revenues ..............................................         100%        100%

Operating expenses:
    Operations ........................................          46%         51%
    Sales and marketing................................          23%         35%
    Technology.........................................           5%          7%
    General and administrative.........................           6%         11%
                                                         -----------  -----------
           Total operating expenses....................          80%        104%
                                                         -----------  -----------
Income (loss) from operations..........................          20%         (4)%
Other income, net......................................           0%          0%
                                                         -----------  -----------
Income (loss) before taxes.............................          20%         (4)%
Income taxes...........................................          (3)%          0%
                                                         -----------  -----------
Net income (loss)......................................          17%         (4)%
                                                         ===========  ===========

Revenues

The Company is a consumer direct lender whose revenues are derived primarily from the gain on sale of mortgage, home equity and auto loans that it underwrites, funds and sells. The Company also earns interest income on mortgage and home equity loans during the brief time they are held pending sale.

The following table provides the components of revenue shown as a percentage of total revenues:

                                                            Three Months Ended
                                                               March 31,
                                                            2003         2004
                                                         -----------  -----------
Revenues:
   Mortgage............................................ $    23,851  $    14,536
   Interest income on mortgage loans...................       4,864        2,936
   Home equity.........................................       3,939        9,250
   Interest income on home equity loans................         424        1,473
   Auto................................................       2,886        3,062
   Closing services......................................         0          451
   Other...............................................         255          316
                                                         -----------  -----------
         Total revenues................................ $    36,219  $    32,024
                                                         ===========  ===========

   Mortgage............................................          66%         45%
   Interest income on mortgage loans...................          13%          9%
   Home equity.........................................          11%         29%
   Interest income on home equity loans................           1%          5%
   Auto................................................           8%         10%
   Closing services......................................         0%          1%
   Other...............................................           1%          2%
                                                         -----------  -----------
         Total revenues................................         100%        100%
                                                         ===========  ===========

The following table summarizes dollar volume of loans closed and sold and the revenue (excluding interest income) in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                           Three Months Ended
                                March 31,
                            2003        2004
                         ----------  ----------
Mortgage
$ Volume                $1,110,008  $  757,107
Revenue                 $   23,851  $   14,536
BPS                            215         192

Home Equity
$ Volume                $  167,789  $  302,250
Revenue                 $    3,939  $    9,250
BPS                            235         306

Auto
$ Volume                $  168,106  $  153,889
Revenue                 $    2,887  $    3,062
BPS                            172         199

Mortgage Revenues. The Company's mortgage revenues are derived from the origination and sale of loans. Mortgage loans are funded through the Company's warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Mortgage loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Mortgage revenues consist of refinance mortgage revenues and diversified mortgage revenues - which are comprised of purchase and non-prime mortgage loans. Mortgage revenues decreased $9.3 million to $14.5 million for the three months ended March 31, 2004 from $23.8 million for the three months ended March 31, 2003. Mortgage revenues benefited significantly from refinance revenues during the three months ended March 31, 2003. Refinance revenue experienced large declines in the three months ended March 31, 2004, compared to the same period the prior year as the overall mortgage market shifted away from refinance loans. Diversified mortgage revenue increased, largely as a function of increased revenue per loan, as the Company continued progress on its strategy to build diversified revenue in anticipation of the declining refinance market. The Company expects refinance activity to continue to decline in the remainder of 2004 and that while growth in diversified mortgage revenue is expected, we do not anticipate that it will completely offset the declining refinance volume, resulting in lower mortgage revenue amounts in 2004 as compared to 2003.

The following table summarizes dollar volume of mortgage loans sold and the revenue (excluding interest income) in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                           Three Months Ended
                                March 31,
                            2003        2004
                         ----------  ----------
Refinance Mortgage
$ Volume                $  755,489  $  409,902
Revenue                 $   17,938  $    7,857
BPS                            237         192

Diversified Mortgage
$ Volume                $  354,519  $  347,205
Revenue                 $    5,913  $    6,679
BPS                            167         192

The following table reflects the percentages of the Company's mortgage closed loan volume from purchase and refinance loans as compared to the total market (according to Mortgage Bankers Association of America) through the first quarter of 2004. The Mortgage Bankers Association of America data for the first quarter of 2004 below represents its estimate as of April 14, 2004:

                     Q1 03    Q2 03    Q3 03    Q4 03    Q1 04
                    -------- -------- -------- -------- --------
E-LOAN Mortgage*
    Purchase             25%      32%      45%      45%      43%
    Refinance            75%      68%      55%      55%      57%

Total Market*
    Purchase             29%      32%      32%      51%      47%
    Refinance            71%      68%      68%      49%      53%

* Excludes home equity and auto loan volume

Interest Income on Mortgage and Home Equity Loans. The Company generates revenues from interest income on mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale. Interest income is highly correlated to the volume of loans funded. As such, interest income on mortgage decreased $2.0 million to $2.9 million for the three months ended March 31, 2004 from $4.9 million for the three months ended March 31, 2003 and interest income on home equity loans increased $1.1 million to $1.5 million for the three months ended March 31, 2004 from $0.4 million for the three months ended March 31, 2003. The Company anticipates that with relatively lower mortgage fundings in the remainder of 2004, interest income on mortgages will be slightly lower. Home equity fundings are expected to increase in the remainder of 2004, as will interest income on home equity loans and lines of credit.

Home Equity Revenues. Home equity revenues are derived from the origination and sale of loans. Home equity loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers in approximately forty days from funding. Home equity loan revenues consist of proceeds recorded at settlement in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Home equity revenues increased from $5.8 million to $9.7 million for the three months ended March 31, 2004 from $3.9 million for the three months ended March 31, 2003. The significant increase in home equity revenue is due to increased volume of sold loans as well as increased revenue per loan. The Company expects that home equity revenues will continue to grow throughout 2004 as volumes continue to increase.

Auto Revenues. The Company funds prime auto loans using a line of credit and then sells them to a qualified special purpose entity (QSPE), which was created in July 2002. Revenues from these sales consist of the estimated future discounted cash flows net of interest, servicing fees and credit losses. Revenues on prime auto loan sales are recognized when the loan is sold to the QSPE. In addition, in exchange for the loans sold, the Company records a retained interest. A discount rate has been applied to the asset to account for the present value of the cash flows to be received over the life of the loans. The retained interest is an interest-earning asset. The difference between the estimated discounted cash flows and the actual cash flows received over time are accreted and included as auto revenue.

Prior to the third quarter of 2003, sub-prime auto loans were sold to sub-prime auto loan purchasers. The revenue on these loans consisted of the mark-up to the lending partner's loan price or a set origination fee. These revenues were recognized at the time the loan was sold. In the third quarter of 2003, the Company stopped processing and funding sub-prime auto loans and shifted this portion of the business to a referral based system. Presently loan applications that do not meet the prime auto lending criteria are referred out to other sub-prime lenders in exchange for a fee. This fee is recognized as revenue at the time of transfer to the sub-prime lender and paid to the Company monthly for the previous month's referrals. As expected, this transition resulted in a reduction in overall auto loan volume in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Auto revenues increased $0.2 million to $3.1 million for the three months ended March 31, 2004 from $2.8 million for the three months ended March 31, 2003. The slight increase is related to referral revenue and interest income on the interest-earning asset.

The Company anticipates modest growth in both auto volume and revenue in 2004 as compared to 2003.

Closing Services Revenues. In the fourth quarter of 2003, the Company formed Escrow Closing Services, Inc, a wholly-owned subsidiary, which provides mortgage closing services, including HUD1 and document preparation and signing, disbursement and recording services for a portion of our home equity business. For the three months ended March 31, 2004, closing services revenues were $0.5 million. The Company expects that closing services revenue will continue to grow throughout 2004 as volume increases.

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

The following table provides detail of the Company's total operating expenses classified by major types of expense, expressed as a percentage of total operating expenses:

                                      Three Months Ended
                                            March 31,
                                       2003       2004
                                     ---------  ---------
Compensation & Benefits                    43%        43%
Processing Costs                           10%         8%
Advertising & Marketing                    25%        30%
Occupancy & Administrative                 12%        12%
Interest Expense on Warehouse              10%         7%

As almost half of the total operating expenses of the Company are compensation and benefit related, the following table shows full-time headcount (including temporary and contract employees) by function at the end of each respective quarter:

                                      Three Months Ended
                                            March 31,
                                       2003       2004
                                     ---------  ---------
Mortgage                                  391        273
Home Equity                               172        256
Auto                                      146         81
Closing Services                           --         13
Sales & Marketing                          28         26
Technology                                 57         62
General & Administrative                   47         66
                                     ---------  ---------
Total                                     841        777

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

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                                   Three Months Ended
                                                         March 31,
                                                    2003         2004
                                                 -----------  -----------
Mortgage ...................................... $     8,186  $     6,648
Interest expense on mortgage loans.............       2,398        1,404
Home equity....................................       3,082        5,070
Interest expense on home equity loans..........         288          868
Auto...........................................       2,783        1,834
Closing services...............................          --          505
                                                 -----------  -----------
Total operations............................... $    16,737  $    16,329
                                                 ===========  ===========

Operations expense decreased $0.4 million to $16.3 million for the three months ended March 31, 2004 from $16.7 million for the three months ended March 31, 2003. However, operations expense increased as a percentage of revenue from 46% to 51% for the three months ended March 31, 2003 and 2004, respectively. The decrease in absolute dollars is due to decreases in mortgage and auto operations expenses, due to lower volumes, offset by an increase in home equity due to higher volumes.

The following table provides detail of the Company's total mortgage operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total mortgage operations expenses (excluding interest expense):

                                      Three Months Ended
                                            March 31,
                                       2003       2004
                                     ---------  ---------
Mortgage Operations
   Headcount & Related                     47%        47%
   Commissions                             23%        20%
   Processing Costs                        20%        20%
   Facilities & Other                      10%        13%

The following table provides detail of the Company's total home equity operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total home equity operations expenses (excluding interest expense):

                                      Three Months Ended
                                            March 31,
                                       2003       2004
                                     ---------  ---------
Home Equity Operations
   Headcount & Related                     64%        57%
   Commissions                              8%        11%
   Processing Costs                        18%        20%
   Facilities & Other                      10%        12%

The following table provides detail of the Company's total auto operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total auto operations expenses (excluding interest expense):

                                      Three Months Ended
                                            March 31,
                                       2003       2004
                                     ---------  ---------
Auto Operations
   Headcount & Related                     57%        68%
   Commissions                             --         --
   Processing Costs                        15%        13%
   Facilities & Other                      28%        19%

Direct Margin. Direct margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (dollars in thousands):

                                      Three Months Ended
                                            March 31,
                                       2003       2004
                                     ---------  ---------
Mortgage........................... $  15,665  $   7,888
Mortgage interest margin...........     2,466      1,532
Home equity........................       857      4,180
Home equity interest margin........       136        605
Auto...............................       104      1,228
Closing services.....................      --        (54)
Other................................     255        316
                                     ---------  ---------
Total direct margin................ $  19,483  $  15,695
                                     =========  =========

Direct margin decreased $3.8 million to $15.7 million for the three months ended March 31, 2004 from $19.5 million for the three months ended March 31, 2003. The decline in direct margin is primarily due to decreased mortgage revenue per loan and decreased mortgage volumes. This decrease was offset by increased home equity volumes and revenues as well as a positive spread of home equity interest income over interest expense. The Company anticipates that mortgage revenue per loan and the spread of interest income over interest expense will continue to decline in 2004 as compared to 2003, as the overall level of refinance activity declines and competitive pricing pressure increases. Auto direct margins increased significantly for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily due to the transition of auto operations from Florida to California which began during the three months ended March 31, 2003 driving auto direct margins down in that period. The Company expects auto direct margin to grow modestly throughout 2004.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses related to advertising, promotion and marketing agreements and employee compensation and other expenses related to marketing personnel. Sales and marketing expense increased $2.6 million to $11.1 million for the three months ended March 31, 2004 from $8.5 million for the three months ended March 31, 2003. Sales and marketing expense increased as a direct result of increased spending in direct response television advertising as well as direct response mail advertising. Sales and marketing expense increased as a percentage of revenue from 23% to 35% for the three months ended March 31, 2003 and 2004, respectively. The increase in sales and marketing expense as a percentage of revenues was due to a combination of increased spending levels and the decreased volumes in revenue in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Sales and marketing expenses are expected to increase as a percentage of total revenues and absolute dollars throughout the remainder of 2004.

The following table provides detail of the Company's total sales and marketing expenses classified by major types of expense, expressed as a percentage of total sales and marketing expenses:

                                      Three Months Ended
                                            March 31,
                                       2003       2004
                                     ---------  ---------
Direct Response TV                         46%        54%
Direct Response Mail                       11%        15%
Online Advertising                         25%        19%
Other Advertising                           3%         1%
Headcount & Administrative                 15%        11%

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense increased $0.3 million to $2.2 million for the three months ended March 31, 2004 from $1.9 million for the three months ended March 31, 2003. Technology expense increased as a percentage of revenue from 5% to 7% for the three months ended March 31, 2003 and 2004, respectively. The increase in technology expense as a percentage of revenues was primarily due to the decreased volumes in revenue in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The Company expects technology expense to be approximately 6% of total revenues throughout the remainder of 2004.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense increased $1.5 million to $3.5 million for the three months ended March 31, 2004 from $2.0 million for the three months ended March 31, 2003. Included in general administrative expenses for the three months ended March 31, 2004 was a charge of approximately $1.0 million as a result of the resignation of the Company's prior President and Chief Operating Officer. Excluding this charge, general and administrative expense increased $0.6 million to $2.6 million for the three months ended March 31, 2004 from $2.0 million for the three months ended March 31, 2003. Excluding this one-time charge, general and administrative expense increased as a percentage of revenue from 6% to 8% for the three months ended March 31, 2003 and 2004, respectively. The increase in general and administrative expense as a percentage of revenues was primarily due to the decreased volumes in revenue in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The Company expects general and administrative expense to be approximately 6% of total revenues throughout the remainder of 2004.

Other Income, net. Other income, net, is related to interest earned on cash equivalents offset by expense incurred on non-warehouse facility borrowings. Other income, net remained consistent at less than $0.1 million for the three months ended March 31, 2004 and the three months ended March 31, 2003.

CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Revenue Recognition. The Company's mortgage and home equity revenues are derived from the origination and sale of loans. Mortgage and home equity loans are funded through the Company's warehouse lines of credit and sold to loan purchasers typically within thirty days. Mortgage and home equity loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. In addition, the Company generates revenues from interest income on mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale. Also included in mortgage and home equity loan revenues are amounts recorded in connection with loans sold under a Sale Agreement with Greenwich Capital (see "Off-Balance Sheet Arrangements"). The Company sells all loans to loan purchasers on a servicing released basis without recourse, subject to certain representations and warranties. Additionally, the Company is responsible for a minimum number of payments to be made on these loans. As such, the Company records reserves as a contra-revenue at the time a loan is sold, based on certain assumptions in anticipation of future losses as a result of current activity.

The Company funds prime auto loans using a line of credit and then sells them to a qualified special purpose entity (QSPE), which was created in July 2002 (see "Off-Balance Sheet Arrangements"). Revenues from these sales consist of the estimated future discounted cash flows net of interest, servicing fees and credit losses recorded in the form of the residual interest. Revenues on prime auto loan sales are recognized when the loan is sold to the QSPE. In addition, in exchange for the loans sold, the Company receives cash and a retained interest. A market discount rate has been applied to the asset to account for the present value of the cash flows to be received over the life of the loans. As a result, the retained interest asset is an interest-earning asset, and the difference between the estimated discounted cash flows and the actual cash flows received over time are accreted and included as auto revenue. Effective in the fourth quarter of 2003, the Company adopted Financial Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company had variable interests in its qualified special purposes entity ("QSPE"), which are exempt from the provisions of FIN 46. The Company reports the rights and obligations related to the QSPE according to the requirements of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

Valuation of derivative instruments. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), as subsequently amended by Statement of Financial Accounting No. 138 and No. 149. In accounting for its derivative financial instruments, SFAS 133 requires an entity to recognize all derivative assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use in assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffectiveness of the hedge. These methods must be consistent with the entity's approach to managing risk. The Company is a party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. When the borrower locks their interest rate, the Company effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for the specified time period. Under SFAS 133 mortgage interest rate locks are derivatives. The Company is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Company utilizes either a best efforts sell forward commitment or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Both best efforts and mandatory sell forward sale commitments are derivatives under SFAS 133. Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory forward sale commitments are recorded as unrealized gains and losses and are included in the statement of operations in mortgage revenue.

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The Company designates forward delivery commitments, where the company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all best efforts sell forward commitments as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a best efforts sell forward commitment has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to designated SFAS 133 hedges during the three months ended March 31, 2003 and 2004.

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

Loan loss reserves due to potential violations of representations and warranties are recorded based on a percentage of current month originations. The Company currently calculates this loss rate exposure based on its historical loss rates as well as similar lending portfolios. Once the Company has endured a complete economic cycle, the rate will be adjusted based on actual losses as a percentage of origination volume on a historical basis. Premium repayment reserves, generated through early loan prepayments related to loans sold to loan purchasers, are recorded based on a rate determined by calculating actual prepayments as a percentage of originations on a historical basis applied to current month originations.

Stock-Based Compensation. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting For Stock-Based Compensation -- Transition And Disclosure -- An Amendment Of SFAS No. 123. Under APB No. 25, compensation expense is based on the excess of the estimated fair value of the Company's stock over the exercise price, if any, on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Deferred Tax Asset. The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced. The Company's deferred tax asset arises principally from net operating loss carryforward (NOLs). There are significant judgments and estimates involved in projecting the recoverability of the deferred tax asset, particularly with respect to the existence of future taxable income sufficient to realize NOLs. The Company reported its first profitable year in 2002 and was again profitable in 2003. However, the sustained low interest rate environment created favorable operating conditions for the Company. During the fourth quarter of 2003 and the first quarter of 2004, the Company reported a loss from operations, largely as a result in declines in mortgage refinance volume. Management will continue to monitor projections of future taxable income and when it believes realization of the tax benefits associated with the NOLs is more likely than not, management will reduce the valuation allowance by recording a benefit through the income tax provision recorded in the statement of operations. Based upon the Company's performance throughout the remainder of the year it is possible that management would reduce the valuation allowance during 2004; however, management can provide no assurances as to the amount of such reduction, the period in which it might occur or if it will occur at all.

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

Sale Agreement with Greenwich Capital. The Company has a loan purchase and sale agreement with Greenwich Capital, for the purpose of controlling the timing associated with loan sales. Under the terms of this agreement, mortgage loans which are allocated to a mandatory sell forward commitment between the Company and a loan purchaser, but have not yet been settled, may be sold to Greenwich Capital with the accompanying trade assignment. Revenues from loans sold under this arrangement are included as a receivable on the balance sheet. All loans sold under this arrangement are already committed to another loan purchaser, and as such, hold little risk of being unsaleable. Therefore, in the event that the Company was unable to utilize this arrangement, the Company would experience a one-time impact to revenues in the period this arrangement was discontinued.

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

Cash provided by operating and financing activities related to its warehouse and other lines payable was $13.6 million for the three months ended March 31, 2004. Specifically, the Company obtained cash from net income, excluding non-cash related items, of $0.8 million for the three months ended March 31, 2004. In addition, the Company benefited from positive cash flow due to the reduction of other assets in the amount of $8.3 million, specifically prepaid marketing expenses, and the reduction of receivables in connection with loan sales. Further, the Company benefited from positive cash flow as a result of loans held-for-sale net of warehouse payable decreasing which provided $2.8 million in net cash, and the increase of accounts payables and other accrued expenses in the amount of $3.4 million. However, these sources of cash were offset by the continued increase in the retained interest asset which grew another $1.7 million as additional auto loans were sold to the QSPE in the three months ended March 31, 2004.

Cash used in operating and financing activities related to its warehouse and other lines payable, was $0.5 million for the three months ended March 31, 2003. Specifically, The Company utilized cash as a result of an increase in receivables and other assets of $8.4 million, which included an increase of $7.1 million related to receivables in connection with loan sales. In addition, the Company utilized cash as a result of the continued increase of the retained interest asset of $2.5 million as additional auto loans were sold to the QSPE in the three months ended March 31, 2003. These uses of cash were offset by a source of cash from net income, excluding non-cash related items, of $7.4 million for the three months ended March 31, 2003. In addition, the Company benefited from positive cash flow as a result of loans held-for-sale net of warehouse payable decreasing and providing $2.9 million in net cash.

Net cash used in investing activities was $2.2 million and $2.4 million for the three months ended March 31, 2003 and 2004, respectively. Net cash used during the three months ended March 31, 2003 was primarily due to the addition of infrastructure related to increased headcount and investment in new technology systems. In October 2003, the Company began relocating its corporate headquarters and consolidating its operational facilities to a larger, single facility in Pleasanton, California. Capital expenditures related to the new facility (net of tenant improvement allowances) were $1.7 million for the three months ended March 31, 2004. The Company will complete the buildout of its new facility in the second quarter of 2004, and as a result expects to spend an additional $0.4 million to complete the project. The remaining cash used on investing activities during the three months ended March 31, 2004 was related to capitalized development.

Cash provided by financing activities, net of cash used by its warehouse and other lines payable was $0.3 million and $0.4 million for the three months ended March 31, 2003 and 2004, respectively. The increase for both periods presented was due to the issuance of common stock from the exercise of stock options.

The Company has committed and uncommitted warehouse lines of credit that it uses to fund mortgage and home equity loans. A committed line is a firm commitment from the warehouse lender that funds will be available if requested through the specified termination date. The Company pays for these committed funds either in the form of pre-paid commitment fees charged as a percentage of the committed line available, or in the form of an unused line fee, which is assessed monthly based on a percentage of the unused amount during the previous month. Uncommitted funds are available to the Company at the warehouse lenders discretion, and could potentially not be accessible by the Company if the warehouse lender denied the funding request. The Company has not experienced such a denied funding request from any of its current or previous warehouse lenders.

The Company has a warehouse line of credit for borrowings of up to $75 million for the interim financing of mortgage loans with GMAC Mortgage Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. This warehouse line requires the Company to pay GMAC a non-use fee when the average outstanding principal amount of borrowings is less than 50% of the total commitment at a rate of 0.25% per annum on the daily average unutilized commitment. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on March 31, 2005. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $15.0 million in addition to the requirement that the Company maintain at least one other warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for the three months ended and at March 31, 2004.

The Company has an uncommitted warehouse line of credit for borrowings of up to $200 million for the interim financing of mortgage loans with Merrill Lynch Mortgage Capital Inc. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The uncommitted line of credit expires on February 4, 2005. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for the three months ended and at March 31, 2004.

The Company has an agreement to finance up to $400 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan purchasers with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. As part of this agreement the Company had to pay a commitment fee of $1.0 million for the period of March 31, 2003 through March 30, 2004. The commitment fee was reduced to $750,000 for the period March 15, 2004 through March 14, 2005. The line requires the restriction of $2.5 million in cash as additional collateral, however, in March 2004, the line was amended to remove this restriction. The line expires March 14, 2005. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $75 million in committed funds. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for the three months ended and at March 31, 2004.

The Company has a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to the sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility requires the Company to pay an unused line fee equal to 0.50% per year on the average daily unused line balance. This facility expires on July 13, 2004. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million (including Restricted Cash). Additionally, the Company is prohibited from obtaining or incurring any debt or contingent liability in excess of $5 million without prior consent from the lender. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for the three months ended and at March 31, 2004.

The following table summarizes the key terms of our current warehouse and other lines payable:

                                      GMAC       Greenwich    Merrill       Merrill
                                    Mortgage      Capital       Lynch        Lynch
                                      $75M         $400M        $200M        $10M
                                   -----------  -----------  -----------  -----------
Cost of Funds
   Spread over LIBOR               1.25%-2.0%   0.75%-1.25%  0.75%-1.0%   1.0%-2.0%

Covenants
   Minimum Cash                    $15.0M       $15.0M       $12.5M       $15.0M (1)
   Minimum Tangible Net Worth      $40.0M       $60.0M       $40.0M       $25.0M
   Debt to Tangible Net Worth      10:1         10:1         12:1             --
   Profitability                       --           --       Net Worth >      --
                                                             80% prior
                                                              2 qtrs
   Current Ratio                   1.0:1.0          --           --       1.0:1.0
   Additional Facility             $100.0M      $75.0M           --           --

Advance Rates                      95%-100%     96%-99%      96%-99%      92%-97%

(1) All minimum cash requirements include restricted cash, however restricted cash related to the Merrill Lynch $10 million line may not exceed $5 million

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, National Association to support working capital needs. The interest rate charged on borrowings against these funds is based on LIBOR plus 2%, and is payable monthly. The line of credit expires on June 30, 2004. On December 11, 2003, the agreement was amended to reduce the line of credit to $2,350,000 and extend the expiration date to June 30, 2005. As part of the amendment, the Company was required to provide restricted cash as collateral for this line of credit. Currently, the line of credit is being utilized to support letters of credit related to the new Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds. The Company was in compliance with all covenants for this agreement for the three months ended and at March 31, 2004.

The adequacy of our liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties and access to capital markets. With $45.6 million of cash on hand at March 31, 2004 and borrowing capacity under our warehouse and other lines of credit of $687 million, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur for at least the next twelve months; however, our ability to maintain positive liquidity going forward depends on our ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

While we achieved profitability during fiscal years 2002 and 2003, we recently incurred losses, and we may not be able to maintain profitability.

While we achieved profitability during fiscal years 2002 and 2003, we have an accumulated deficit of $184.7 million, as of March 31, 2004. In the fourth quarter of 2003, we experienced a pre-tax loss of $1.5 million and in the first quarter of 2004, we experienced a loss of $1.1 million and may not regain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

We are primarily dependent on three loan purchasers for most of our home equity business

For the quarter ended March 31, 2004, the majority of our home equity loans were purchased by Wells Fargo Bank, Citicorp and The Provident Bank pursuant to Home Equity Loan/Line purchase agreements. If any of these loan purchasers are unable or unwilling to purchase our home equity loans, we may experience delays in our ability to accept or process home equity loan applications until we are able to secure new sources of loan purchasers. Sufficient additional sources of loan purchasers for our home equity loans may not be available on favorable terms or at all.

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

We attempt to minimize the interest rate risk associated with the time lag between when fixed rate mortgage loans are rate-locked and when they are committed for sale or exchanged in the secondary market, through our hedging activities. Individual mortgage loan risks are aggregated by loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. We currently hedge our mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities in addition to both mandatory and best efforts forward loan sale agreements with the ultimate loan purchaser. We determine which alternative provides the best execution in the secondary market. In addition, we do not believe our net interest income would be materially affected as a result of concurrent changes in long-term and short-term interest rates due to the short duration of time loans are held on the balance sheet prior to being sold (typically under thirty days). We manage our interest rate exposure related to our auto loan approvals by entering into amortizing swap contracts.

We believe that we have implemented a cost-effective hedging program to provide a high level of protection against changes in the market value of rate-lock commitments. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

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

Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 12, 2004, which disclose claims which have been filed against the Company. There have been no material developments with respect to these claims since the previously filed Annual Report.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

3.1	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999 (1)
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated February 15, 2001 (2)
3.3	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001 (3)
10.1	Credit Agreement with Wells Fargo Bank, National Association dated June 30, 2003 (4)*
10.2	Amendment Two to Marketing, Promotion, Distribution, and Related Services Agreement with zipRealty, Inc. dated August 22, 2003 (5)* PDF
10.3	Amendment Three to Marketing, Promotion, Distribution, and Related Services Agreement with zipRealty, Inc. dated December 23, 2003* PDF
10.4	Amendment Four to Marketing, Promotion, Distribution, and Related Services Agreement with zipRealty, Inc. dated March 29, 2004* PDF
10.5	Amendment Number Eleven to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated April 1, 2004 PDF
10.6	Indemnification Agreement with Scott McKinlay dated April 22, 2004 PDF
10.7	Indemnification Agreement with Eduardo Pretell dated April 23, 2004 PDF
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002# PDF
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002# PDF
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002+ PDF
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002+ PDF

__________

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

(4) Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed on August 13, 2003.

(5) Originally filed as Exhibit 10.25 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed on November 14, 2003.

* Confidential Treatment Requested

# Filed herewith

+ Furnished herewith

PDF Also furnished in PDF as a courtesy

(b)    Reports on Form 8-K

The Company furnished to the Securities and Exchange Commission one report on Form 8-K during the three months ended March 31, 2004 on February 4, 2004 for the purpose of reporting under Item 12 thereof its fourth quarter and full year financial results.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

Dated: May 7, 2004

By:	/s/ Matthew Roberts
Matthew Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)