Form 10-Q
period 2004-06-30
E LOAN INC
filed 2004-08-09
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 or

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

    As of August 2, 2004, 63,241,934 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

E-LOAN, INC.
Quarterly Report on Form 10-Q for the Period Ended June 30, 2004
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of December 31, 2003 and June 30, 2004	**

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2004	**

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2004	**

Notes to Condensed Consolidated Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                                December 31,  June 30,
                                                                                   2003         2004
                                                                                -----------  -----------
                                                                                             (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents (includes $4,850 and $2,350 of restricted cash). $    33,973  $    45,989
    Loans held-for-sale.......................................................      50,874       25,328
    Accounts receivable, prepaids and other current assets....................      28,287       21,183
                                                                                -----------  -----------
          Total current assets................................................     113,134       92,500
Fixed assets, net.............................................................      11,484       12,775
Retained interests in auto loans - trading....................................      11,658       14,139
                                                                                -----------  -----------
           Total assets....................................................... $   136,276  $   119,414
                                                                                ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Warehouse and other lines payable......................................... $    44,283  $    22,420
    Accounts payable, accrued expenses and other current liabilities..........      10,366       14,283
                                                                                -----------  -----------
           Total current liabilities..........................................      54,649       36,703
                                                                                -----------  -----------
           Total liabilities..................................................      54,649       36,703
                                                                                -----------  -----------
Commitments and contingencies (Note 13):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2003 and June 30, 2004; 0 shares issued and
      outstanding at December 31, 2003 and June 30, 2004......................          --           --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2003 and June 30, 2004; 62,136,790 and
      63,233,485 shares issued and outstanding at December 31, 2003
      and June 30, 2004.......................................................          62           63
Additional paid-in capital....................................................     265,144      267,077
Accumulated deficit...........................................................    (183,579)    (184,429)
                                                                                -----------  -----------
           Total stockholders' equity.........................................      81,627       82,711
                                                                                -----------  -----------
           Total liabilities and stockholders' equity......................... $   136,276  $   119,414
                                                                                ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

                                                            Three Months Ended        Six Months Ended
                                                               June 30,                  June 30,
                                                            2003         2004         2003         2004
                                                         -----------  -----------  -----------  -----------
Revenues (Note 11)..................................... $    46,102  $    34,651  $    82,320  $    66,675

Operating expenses:
    Operations (Note 12)...............................      20,243       17,435       36,982       33,764
    Sales and marketing................................      11,433       12,506       19,925       23,638
    Technology.........................................       2,479        2,091        4,354        4,257
    General and administrative.........................       2,901        2,359        4,898        5,891
                                                         -----------  -----------  -----------  -----------
           Total operating expenses....................      37,056       34,391       66,159       67,550
                                                         -----------  -----------  -----------  -----------
Income (loss) from operations..........................       9,046          260       16,161         (875)
Other income, net......................................          68           10          100           25
                                                         -----------  -----------  -----------  -----------
Income (loss) before taxes.............................       9,114          270       16,261         (850)
Income taxes...........................................      (1,038)          --       (1,853)          --
                                                         -----------  -----------  -----------  -----------
Net income (loss)...................................... $     8,076  $       270  $    14,408  $      (850)
                                                         ===========  ===========  ===========  ===========

Net income (loss) per share:
    Basic.............................................. $      0.13  $      0.00  $      0.24  $     (0.01)
                                                         ===========  ===========  ===========  ===========
    Diluted............................................ $      0.12  $      0.00  $      0.22  $     (0.01)
                                                         ===========  ===========  ===========  ===========

    Weighted-average shares - basic....................      60,177       62,915       59,888       62,620
                                                         ===========  ===========  ===========  ===========
    Weighted-average shares - diluted..................      66,708       65,784       65,302       62,620
                                                         ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                     Six Months Ended
                                                                         June 30,
                                                                    2003          2004
                                                                 -----------  ------------
Cash flows from operating activities:
   Net income (loss)........................................... $    14,408  $       (850)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization of fixed assets.............       2,370         2,747
     Non-cash compensation expense.............................          --           636
     Changes in operating assets and liabilities:
       Loans held-for-sale.....................................      92,194        25,546
       Retained interests in auto loans - trading..............      (5,030)       (2,481)
       Accounts receivable, prepaids, and other assets.........     (12,582)        7,104
       Accounts payable, accrued expenses and
         other payables........................................       5,465         3,917
                                                                 -----------  ------------
         Net cash (used in) provided by operating activities...      96,825        36,619
                                                                 -----------  ------------
Cash flows from investing activities:
   Acquisition of fixed assets.................................      (4,684)       (4,038)
                                                                 -----------  ------------
         Net cash used in investing activities                       (4,684)       (4,038)
                                                                 -----------  ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................       1,434         1,298
   Proceeds from notes payable.................................       4,150            --
   Proceeds from warehouse and other lines payable.............   2,565,628     2,229,796
   Repayments of warehouse and other lines payable.............  (2,655,784)   (2,251,659)
   Payments on obligations under capital leases, net...........         (10)           --
                                                                 -----------  ------------
         Net cash (used in) provided by financing activities...     (84,582)      (20,565)
                                                                 -----------  ------------
Net increase (decrease) in cash................................       7,559        12,016
Unrestricted cash and cash equivalents, beginning of period....      33,821        29,123
Change in restricted cash......................................          --         2,500
                                                                 -----------  ------------
Unrestricted cash and cash equivalents, end of period..........      41,380        43,639
Restricted cash and cash equivalents, end of period............       2,500         2,350
                                                                 -----------  ------------
Total cash and cash equivalents, end of period.................  $   43,880   $    45,989
                                                                 ===========  ============

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

E-LOAN, Inc. (the "Company") was incorporated on August 26, 1996 and began marketing its services in June 1997. The Company is an online consumer direct lender of first and second mortgage loans, home equity loans and home equity lines of credit and auto loans. The Company operates as a single operating segment.

2. BASIS OF PRESENTATION

Interim Financial Information

The accompanying financial statements as of June 30, 2003 and 2004 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 2003 and 2004. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 2003. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the expected results for the year ending December 31, 2004.

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

Cash and Cash Equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase, including documentary drafts, to be cash equivalents. The Company is required to maintain a minimum cash and cash equivalents balance of $15 million related to its warehouse lines. The following summarizes cash and cash equivalents at December 31, 2003 and June 30, 2004 (dollars in thousands):

                                                 December 31,  June 30,
                                                    2003         2004
                                                 -----------  -----------
Cash........................................... $    28,179  $    41,539
Certificates of deposit, unrestricted..........          75           75
Documentary drafts.............................         869        2,025
Restricted cash................................       4,850        2,350
                                                 -----------  -----------
                                                $    33,973  $    45,989
                                                 ===========  ===========

Documentary drafts

The Company originates auto loans directly to consumers through the use of a documentary draft process. This process requires the borrower and the seller to provide the Company with a series of supporting documents and vehicle information to complete the loan. For some borrowers, the vehicle also must meet certain model year and loan-to-value restrictions.

Cash is allocated to satisfy documentary drafts presented by borrowers before the required supporting documents are reviewed by the Company to complete the loan. If the required documentation is not provided as agreed to by the borrower and seller, then the allocation of cash is reversed and the cash balance is restored. The Company's documentary draft process allows for at least two business days to process the required supporting documentation prior to determining whether to reverse or honor the original presentment by the seller.

Escrow deposits

The Company administers escrow deposits as a service to its customers. Escrow deposits totaled $5.8 million and $17.9 million at December 31, 2003 and June 30, 2004, respectively, which were held at third party financial institutions. Escrow deposits are not considered assets of the Company and, therefore, are not included in the accompanying balance sheet. However, the Company remains contingently liable for the disposition of these deposits.

Restricted Cash

In December 2003, the Company renegotiated its line of credit with Wells Fargo Bank, National Association. As part of the amendment, the Company was required to provide restricted cash in the amount of $2.35 million as collateral for this line of credit. This restricted cash is being held in certificates of deposit which mature in less than 90 days and is classified as a current asset on the Company's accompanying consolidated balance sheet. This line of credit is being utilized to support letters of credit related to its Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds.

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

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The Company designates forward delivery commitments, where the Company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all best efforts sell forward commitments as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a best effort sell forward commitment has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to designated SFAS 133 hedges during the three and six months ended June 30, 2004. The net effect on the Company's income statement from marking to market the locked pipeline and forward commitments was a $0.9 million and $0.2 million gain, included in mortgage revenues for the three and six months ended June 30, 2004, respectively.

In September 2003, the Company began hedging its interest rate risk on auto loan approvals. When the Company issues an auto loan approval, the Company extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for up to a 45-day period. Under SFAS 133, auto loan approvals are not considered derivatives. However, the company is still exposed to interest rate risk from issuance of approval to loan sale. The Company enters into amortizing swap contracts to economically hedge the interest rate changes in auto loan approvals. These swap contracts are considered derivatives under SFAS 133. The Company marks-to-market any changes in the value of outstanding swap contracts, which are recorded as unrealized gains and losses and included in the statement of operations in auto revenue. The effect on the Company's income statement from applying SFAS 133 was a $32,000 loss and a $30,000 gain, included in auto revenues in the three and six months ended June 30, 2004, respectively.

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

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128 basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such potential dilutive shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants. Anti-dilutive shares in the amounts of 1.4 million and 5.0 million were excluded from the dilutive shares outstanding for the three months ended June 30, 2003 and 2004, respectively. Anti-dilutive shares in the amounts of 2.6 million and 12.4 million were excluded from the dilutive shares outstanding for the six months ended June 30, 2003 and 2004, respectively.

The following table sets forth the computation of diluted net income (loss) per share for the periods indicated (dollars in thousands, except per share amounts):

                                                    Three Months Ended        Six Months Ended
                                                         June 30,                  June 30,
                                                    2003         2004         2003         2004
                                                 -----------  -----------  -----------  -----------
                                                     (In Thousands)            (In Thousands)
  Numerator:
    Net income (loss).......................... $     8,076  $       270  $    14,408  $      (850)
                                                 ===========  ===========  ===========  ===========
  Denominator:
    Weighted average shares, basic.............      60,177       62,915       59,888       62,620
    Effect of potentially dilutive securities:
      Warrants.................................         767          530          669           --
      Employee stock option plan...............       5,764        2,339        4,745           --
                                                 -----------  -----------  -----------  -----------
    Weighted average number of shares
      assuming dilution........................      66,708       65,784       65,302       62,620
                                                 ===========  ===========  ===========  ===========

  Diluted net income (loss) per share.......... $      0.12  $      0.00  $      0.22  $     (0.01)
                                                 ===========  ===========  ===========  ===========

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

In March 2004, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 105 was issued, which provides guidance regarding loan commitments that are accounted for as derivative instruments under FASB No. 133 (as amended), "Accounting for Derivative Instruments and Hedging Activities". In this Bulletin, the SEC ruled that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. Our previous method used to estimate the fair value of interest rate lock commitments is consistent with SAB No. 105; therefore, SAB No. 105 has had no impact on the Company's financial condition or results of operations.

4. STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting For Stock-Based Compensation -- Transition And Disclosure -- An Amendment Of SFAS No. 123. Under APB No. 25, compensation expense is based on the excess of the estimated fair value of the Company's stock over the exercise price, if any, on the date of grant. Deferred stock-based compensation is then amortized over the vesting period of the option on an accelerated basis using the multiple option approach as defined in paragraph 24 of FIN 28. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The following pro forma net income (loss) information has been prepared as if the Company had followed the provisions of SFAS No. 123 (in thousands, except per share amounts):

                                                       Three Months Ended        Six Months Ended
                                                            June 30,                  June 30,
                                                       2003         2004         2003         2004
                                                    -----------  -----------  -----------  -----------
                                                        (In Thousands)            (In Thousands)

Reported net income (loss)........................ $     8,076  $       270  $    14,408  $      (850)
Add: Employee stock compensation expense included
  in reported net income (loss), net of taxes.....          --           --           --          667
Less: Employee stock based compensation expense
  determined under fair value based method for all
  employee stock option awards, net of tax........        (760)        (713)      (1,471)      (1,274)
                                                    -----------  -----------  -----------  -----------
Pro forma net income (loss)....................... $     7,316  $      (443) $    12,937  $    (1,457)
                                                    ===========  ===========  ===========  ===========

Reported basic net income (loss) per share........ $      0.13  $      0.00  $      0.24  $     (0.01)
Reported diluted net income (loss) per share...... $      0.12  $      0.00  $      0.22  $     (0.01)

Pro-forma basic net income (loss) per share....... $      0.12  $     (0.01) $      0.22  $     (0.02)
Pro-forma diluted net income (loss) per share..... $      0.11  $     (0.01) $      0.20  $     (0.02)

Risk free interest rate - stock options...........         2.8%         3.2%         2.9%         2.6%
Risk free interest rate - ESPP....................         2.4%         2.1%         2.4%         2.1%
Average expected life - stock options.............         3.2          3.2          3.2          3.1
Average expected life - ESPP......................         2.0          2.0          2.0          2.0
Dividend yield....................................          --           --           --           --
Expected volatility - stock options...............        61.1%        55.3%        60.2%        62.1%
Expected volatility - ESPP........................        87.2%        76.6%        87.2%        76.6%

5. LOANS HELD-FOR-SALE

The inventory of mortgage and home equity loans consists primarily of first and second trust deed mortgage loans and home equity lines of credit on residential properties located throughout the United States. All mortgage and home equity loans held-for-sale are pledged as collateral for borrowings at December 31, 2003 and June 30, 2004 (see Note 9).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. All of the auto loans held-for-sale are pledged as collateral for borrowings at December 31, 2003 and June 30, 2004 (see Note 9). The following summarizes loans held-for-sale at December 31, 2003 and June 30, 2004 (dollars in thousands):

                                                    December 31,  June 30,
                                                       2003         2004
                                                    -----------  -----------
Mortgage.......................................... $    32,811  $    14,785
Home equity.......................................      13,803        6,698
Auto..............................................       4,158        3,802
Net deferred origination revenue..................         102           43
                                                    -----------  -----------
                                                   $    50,874  $    25,328
                                                    ===========  ===========

Included in loans held-for-sale is a SFAS 133 basis adjustment amount of $0.1 million and $0 million at December 31, 2003 and June 30, 2004, respectively. The basis adjustment amount represents the change in fair value from rate lock commitment date to funding of those loans held-for-sale. The total fair value of loans held-for-sale, including the expected embedded gain on those loans, is $51.8 million and $25.9 million at December 31, 2003 and June 30, 2004, respectively.

6. ACCOUNTS RECEIVABLE, PREPAIDS AND OTHER CURRENT ASSETS

The following summarizes accounts receivable, prepaids and other current assets at December 31, 2003 and June 30, 2004 (dollars in thousands):

                                                    December 31,  June 30,
                                                       2003         2004
                                                    -----------  -----------
Prepaids.......................................... $     4,574  $     2,181
Accounts receivable...............................      21,233       16,403
Interest receivable...............................       1,541        1,099
Other current assets..............................         939        1,500
                                                    -----------  -----------
                                                   $    28,287  $    21,183
                                                    ===========  ===========

Included in prepaids at December 31, 2003 and June 30, 2004 are prepayments for advertising in the amounts of $2.3 million and $0.7 million, respectively. Included in accounts receivable is the receivable due to the Company from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $15.5 million and $9.4 million at December 31, 2003 and June 30, 2004, respectively (see Note 9). Included in other current assets is an amount related to the fair value of SFAS 133 derivatives of $0.1 million and $0.8 million at December 31, 2003 and June 30, 2004, respectively.

7. RETAINED INTERESTS IN AUTO LOANS

In June 2002, the Company created a qualified special purpose entity, E-LOAN Auto Fund One, LLC ("E-LOAN Auto"), which purchases prime auto loans from the Company and then holds the loans. For the six months ended June 30, 2003 and 2004, the Company sold $238.6 million and $245.3 million in auto loans to E-LOAN Auto and recognized $3.4 million and $4.1 million in gain on sale. In exchange for the loans sold, the Company received cash of $237.4 million and $244.0 million from E-LOAN Auto and recorded a retained interest valued at $9.0 million and $14.1 million in the loans sold to E-LOAN Auto. From inception through June 30, 2004, the Company has sold $934.5 million in auto loans to E-LOAN Auto and recognized $14.2 million in gain on sale. For the three months ended June 30, 2004, the average loan characteristics on auto loans sold to E-LOAN Auto were $16,300 loan size, 723 credit score, 19% new versus used car, and an average APR of 5.84%. The retained interest represents the Company's portion of the net present value of the expected excess cash flows over the life of the loans, remaining after payment of interest, servicing fees and credit losses. Included in the retained interest is a contributed basis in the loans sold to E-LOAN Auto of 0.5%. The contributed basis is the difference between the loan amount and the cash sale proceeds received from E-LOAN Auto of 99.5% (of the unpaid principal balance), which represents over collateralization in those loans. Cash flows are to be distributed by E-LOAN Auto in the following manner: first to the hedge counterparty, second to the servicer, custodian and administrator, third to the lender for interest expense, fourth to the lender for principal payments, fifth to the Company and the lender any remaining cash flows, to be distributed in accordance with the agreement. The servicing fee is passed through to a sub-servicer of the Company, and as such the Company does not capitalize a servicing asset for the loans sold to E-LOAN Auto, since the cost to sub-service equals the servicing fee.

The following table provides a summary of activity in the retained interests in auto loans:

	2003	2004
Beginning Balance January 1,	$ 3,969	$ 11,658
Contributed basis in loans sold to E-LOAN Auto	1,193	1,226
Non-cash gain on sale	3,389	4,081
Accretion of present value discount	448	711
Excess cash flows received	-	(3,398)
Fair value adjustment	-	(139)
Ending Balance June 30,	$ 8,999	$14,139

At June 30, 2004, key valuation assumptions used to value the retained interests and the sensitivity of those assumptions to immediate 10% and 25% adverse changes in those assumptions are as follows:

June 30, 2004 (dollars in thousands)
Balance sheet carrying value of retained interests - fair value	$14,139
Weighted-average life (in months)	49.9
Weighted Average Prepayment speed assumptions (ABS)	1.37
Impact on fair value of 10% adverse change (1.50)	($429)
Impact on fair value of 25% adverse change (1.71)	($1,093)
Weighted Average Expected credit losses (life of loan loss rate)	67 bps
Impact on fair value of 10% adverse change (74 bps)	($453)
Impact on fair value of 25% adverse change (84 bps)	($1,141)
Residual cash flows discount rate (average annual rate)	12.0%
Impact on fair value of 10% adverse change (13.2%)	($200)
Impact on fair value of 25% adverse change (15.0%)	($490)

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

8. NOTES PAYABLE

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, National Association to support working capital needs. The interest rate charged on borrowings against these funds is based on LIBOR plus 2% and is payable monthly. The line of credit was originally scheduled to expire on June 30, 2004. However, on December 11, 2003, the agreement was amended to reduce the line of credit to $2,350,000 and extend the expiration date to June 30, 2005. As part of the amendment, the Company was required to provide restricted cash as collateral for this line of credit (see Note 3). Currently, the line of credit is being utilized to support letters of credit related to the Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds. The Company was in compliance with all debt covenants for this agreement during the three months ended and at June 30, 2004. No balance was outstanding on this line as of June 30, 2004.

9. WAREHOUSE AND OTHER LINES PAYABLE

The Company has a warehouse line of credit for borrowings of up to $75 million for the interim financing of mortgage loans with GMAC Mortgage Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. This warehouse line requires the Company to pay GMAC a non-use fee when the average outstanding principal amount of borrowings is less than 50% of the total commitment at a rate of 0.25% per annum on the daily average unutilized commitment. Borrowings are collateralized by the related mortgage loans held-for-sale. This warehouse line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $15.0 million. The Company was in compliance with these covenants during the three and six months ended and at June 30, 2004. The committed line of credit expires on March 31, 2005.

The Company has an agreement to finance up to $400 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan purchasers with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. As part of this agreement the Company had to pay a commitment fee of $1.0 million for the period March 31, 2003 through March 30, 2004. The commitment fee was reduced to $750,000 for the period March 15, 2004 through March 14, 2005. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. Prior to an amendment in March 2004, the Company was required to maintain a restriction of $2.5 million in cash as additional collateral. Subsequent to the amendment, there is no restriction on cash related to this facility. The Company was in compliance with these covenants during the three and six months ended and at June 30, 2004. The line will expire on March 14, 2005.

In addition, the Company has a mortgage loan purchase and sale agreement with Greenwich Capital. Under the terms of this agreement, mortgage loans which are allocated to a mandatory sell forward commitment between the Company and a loan purchaser, but have not yet been settled, may be sold to Greenwich Capital subject to the accompanying trade assignment. Revenue derived from sales under this agreement is included as a receivable on the balance sheet until the transaction is settled (see Note 6). The balance of loans sold related to these receivables was $305.1 million and $263.1 million as of December 31, 2003 and June 30, 2004, respectively.

The Company has a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to their sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility requires the Company to pay an unused line fee equal to 0.50% per year on the average daily unused line balance. This facility expires on July 13, 2005. This line includes various financial and non-financial covenants. The Company was in compliance with the various covenants during the three and six months ended and at June 30, 2004.

The Company has an uncommitted warehouse line of credit agreement for borrowings of up to $150 million for the interim financing of mortgage loans with Merrill Lynch Mortgage Capital, Inc. This warehouse line is scheduled to decrease to $100 million on August 18, 2004. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The uncommitted warehouse line of credit expires on February 4, 2005. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with these covenants during the period ended and at June 30, 2004.

The following summarizes warehouse and other lines payable at December 31, 2003 and June 30, 2004 (dollars in thousands):

                                                    December 31,  June 30,
                                                       2003         2004
                                                    -----------  -----------
Warehouse lines - GMAC............................ $     8,066  $     5,639
Warehouse lines - Greenwich.......................      31,462        8,203
Warehouse lines - Merrill (Mortgage)..............          --        3,279
Line of credit - Merrill (Auto)...................       4,755        5,299
                                                    -----------  -----------
                                                   $    44,283  $    22,420
                                                    ===========  ===========

10. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following summarizes accounts payable, accrued expenses and other current liabilities at December 31, 2003 and June 30, 2004 (dollars in thousands):

                                                    December 31,  June 30,
                                                       2003         2004
                                                    -----------  -----------
Accounts payable.................................. $     4,614  $     7,546
Accrued compensation..............................       1,987        2,619
Income tax payable................................        (614)        (622)
Other current liabilities.........................       1,646        2,207
Reserves..........................................       2,386        2,307
Interest payable..................................         347          226
                                                    -----------  -----------
                                                   $    10,366  $    14,283
                                                    ===========  ===========

Included in other current liabilities is an amount related to the fair value of SFAS 133 derivatives of $0.9 and $1.2 million at December 31, 2003 and June 30, 2004, respectively.

Included in the accounts payable, accrued expenses and other current liabilities is an amount related to reserves the Company established for representation and warranties and premium repayment liability. The Company sells loans to loan purchasers on a servicing released basis subject to certain representations and warranties from the Company to the purchaser. As such, the risk of loss or default by the borrower has generally been assumed by these purchasers. However, the Company is generally required by these purchasers to make certain representations relating to borrower creditworthiness, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults. In connection with a majority of its loan sale agreements, the Company is also responsible for ensuring that the borrower makes a minimum number of payments to be made on each loan, or else the Company may be required to refund the premium paid to it by the loan purchaser. As such, the Company records reserves based on certain assumptions in anticipation of future losses as a result of current sales activity.

Loss reserves due to violations of representations and warranties are recorded based on a percentage of current month sales. The Company currently calculates this loss rate exposure based on its historical loss rates as well as similar lending portfolios. Once the Company has endured a complete economic cycle, the rate will be adjusted based on actual losses as a percentage of origination volume on a historical basis. Premium repayment reserves, generated through early loan prepayments related to loans sold to loan purchasers, are recorded based on a rate determined by calculating actual prepayments as a percentage of sales on a historical basis applied to current month sales. The following illustrates the changes in the reserve balance for the three months ended June 30, 2004 by product (in thousands):

                                                                    Home
                                                     Mortgage      Equity        Auto         Total
                                                    -----------  -----------  -----------  -----------
Balance at 1/1/04................................. $     1,309  $       966  $       111  $     2,386
   Increase to reserve............................         162          325           18          505
   Losses incurred................................        (316)        (355)         (20)        (691)
                                                    -----------  -----------  -----------  -----------
Balance at 03/31/04................................$     1,155  $       936  $       109  $     2,200
   Increase to reserve..............................       215          311           --          526
   Losses incurred..................................      (286)        (145)          12         (419)
                                                    -----------  -----------  -----------  -----------
Balance at 06/30/04............................... $     1,084  $     1,102  $       121  $     2,307
                                                    ===========  ===========  ===========  ===========

11. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues (in thousands):

                                                       Three Months Ended        Six Months Ended
                                                            June 30,                  June 30,
                                                       2003         2004         2003         2004
                                                    -----------  -----------  -----------  -----------
Revenues:
   Mortgage....................................... $    31,505  $    16,006  $    55,356  $    30,541
   Interest income on mortgage loans..............       5,152        4,462       10,016        7,399
   Home equity....................................       5,334        8,328        9,273       17,578
   Interest income on home equity loans...........         683        1,654        1,106        3,128
   Auto...........................................       3,035        2,921        5,921        5,983
   Closing services...............................          --          985           --        1,435
   Other..........................................         393          295          648          611
                                                    -----------  -----------  -----------  -----------
         Total revenues........................... $    46,102  $    34,651  $    82,320  $    66,675
                                                    ===========  ===========  ===========  ===========

The following table provides the components of other income, net (in thousands):

                                                    Three Months Ended        Six Months Ended
                                                            June 30,                  June 30,
                                                       2003         2004         2003         2004
                                                    -----------  -----------  -----------  -----------
Interest income on short-term investments......... $        70  $        22  $       102  $        45
Interest expense on non-warehouse
   facility borrowings............................          (7)          (7)          (7)         (15)
Other.............................................           5           (5)           5           (5)
                                                    -----------  -----------  -----------  -----------
                                                   $        68  $        10  $       100  $        25
                                                    ===========  ===========  ===========  ===========

12. OPERATING EXPENSES

The following table provides the components of operating expenses (in thousands):

                                                       Three Months Ended        Six Months Ended
                                                            June 30,                  June 30,
                                                       2003         2004         2003         2004
                                                    -----------  -----------  -----------  -----------
Compensation and benefits......................... $    16,336  $    13,248  $    29,015  $    27,338
Processing costs..................................       3,091        3,235        5,890        6,008
Advertising and marketing.........................      10,172       11,334       17,436       21,270
Occupancy and administration......................       4,252        3,943        7,760        8,004
Interest expense on warehouse borrowings..........       3,205        2,631        6,058        4,930
                                                    -----------  -----------  -----------  -----------
         Total operating expenses................. $    37,056  $    34,391  $    66,159  $    67,550
                                                    ===========  ===========  ===========  ===========

Commissions and bonus compensation comprised 31% and 25% of total compensation and benefits in the three months ended June 30, 2003 and 2004. Net occupancy costs comprised 25% and 24% of total occupancy and administration in the three months ended June 30, 2003 and 2004, respectively. Commissions and bonus compensation comprised 28% and 22% of total compensation and benefits in the six months ended June 30, 2003 and 2004. Net occupancy costs comprised 29% and 22% of total occupancy and administration in the six months ended June 30, 2003 and 2004, respectively. Included in compensation and benefits for the six months ended June 30, 2004 is a charge related to the resignation of the Company's prior President and Chief Operating Officer of approximately $1.0 million.

The following table provides detail of the operations component of total operating expenses classified by the following revenue-related categories (in thousands):

                                                    Three Months Ended        Six Months Ended
                                                            June 30,                  June 30,
                                                       2003         2004         2003         2004
                                                    -----------  -----------  -----------  -----------
Mortgage ......................................... $    10,250  $     6,877  $    18,437  $    13,525
Interest expense on mortgage loans................       2,506        1,847        4,904        3,252
Home equity.......................................       3,254        5,247        6,336       10,317
Interest expense on home equity loans.............         531          763          819        1,630
Auto..............................................       3,702        1,836        6,486        3,669
Closing services..................................          --          865           --        1,371
                                                    -----------  -----------  -----------  -----------
Total operations.................................. $    20,243  $    17,435  $    36,982  $    33,764
                                                    ===========  ===========  ===========  ===========

13. COMMITMENTS AND CONTINGENCIES

Loan commitments and hedging activities

The Company originates mortgage loans and sells them primarily through whole loan sales. The market values of mortgage loans are sensitive to changes in market interest rates and product demand. If interest rates rise between the time the Company enters into a rate lock with the borrower, the subsequent funding of the loan and the time the mortgage loans are committed for sale, there may be a decline in the market value of the mortgage loans. To protect against such possible declines, the Company has adopted an appropriate economic hedging strategy.

Individual mortgage loan risks are aggregated by loan type and pipeline production status and matched, based on estimated duration, with the appropriate hedging instrument, thus mitigating interest rate risk until closing and delivery. The Company currently hedges its mortgage pipeline through mandatory forward sales of Fannie Mae and Freddie Mac mortgage-backed securities and both mandatory and best efforts forward sale agreements with the ultimate loan purchaser. The Company determines which alternative provides the best execution in the secondary market at the time of commitment.

The Company believes that it has implemented a cost-effective economic hedging program to provide a high level of protection against subsequent changes in the market value of rate-lock commitments. However, an effective hedging strategy is complex and no hedging strategy can completely insulate the Company against such changes.

At June 30, 2004, the Company had extended locks to originate mortgage and home equity loans amounting to approximately $284.4 million (the "locked pipeline"). At June 30, 2004, the Company had entered into best efforts forward loan sale agreements amounting to approximately $63.7 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to counterparty risk, however, it is the Company's policy and practice to use well-established U.S. financial institutions to mitigate that risk; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

At June 30, 2004, the Company had entered into mandatory sell forward commitments amounting to approximately $113.7 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market value of unsold loans. At June 30, 2004, the Company had entered into $10.7 million of commitments with loan purchasers to deliver loans related to funded loans held-for-sale.

The Company issues auto loan approvals on its prime loan production. Approved auto loan applicants are provided a guaranteed rate for up to a 45 day period. At June 30, 2004, the Company had entered into amortizing swap contracts in the amount of $22.6 million, as an economic hedge of anticipated funded loans from auto loan approvals.

Future Commitments

The Company has future payment commitments for operating leases and non-cancelable TV media aggregating $6.0 million, $2.7 million, $2.7 million and $2.7 million for the years 2004, 2005, 2006 and 2007, respectively. The Company has total commitments of $6.6 million for the years 2008 and beyond.

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

RESULTS OF OPERATIONS

The following table sets forth the unaudited results of operations from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                            Three Months Ended        Six Months Ended
                                                               June 30,                  June 30,
                                                            2003         2004         2003         2004
                                                         -----------  -----------  -----------  -----------
Revenues .............................................. $    46,102  $    34,651  $    82,320  $    66,675

Operating expenses:
    Operations ........................................      20,243       17,435       36,982       33,764
    Sales and marketing................................      11,433       12,506       19,925       23,638
    Technology.........................................       2,479        2,091        4,354        4,257
    General and administrative.........................       2,901        2,359        4,898        5,891
                                                         -----------  -----------  -----------  -----------
           Total operating expenses....................      37,056       34,391       66,159       67,550
                                                         -----------  -----------  -----------  -----------
Income (loss) from operations..........................       9,046          260       16,161         (875)
Other income, net......................................          68           10          100           25
                                                         -----------  -----------  -----------  -----------
Income (loss) before taxes.............................       9,114          270       16,261         (850)
Income taxes...........................................      (1,038)          --       (1,853)          --
                                                         -----------  -----------  -----------  -----------
Net income (loss)...................................... $     8,076  $       270  $    14,408  $      (850)
                                                         ===========  ===========  ===========  ===========

Net income (loss) per share:
    Basic.............................................. $      0.13  $      0.00  $      0.24  $     (0.01)
                                                         ===========  ===========  ===========  ===========
    Diluted............................................ $      0.12  $      0.00  $      0.22  $     (0.01)
                                                         ===========  ===========  ===========  ===========

AS A PERCENTAGE OF REVENUES:

Revenues ..............................................         100%        100%        100%        100%

Operating expenses:
    Operations ........................................          44%         50%         45%         51%
    Sales and marketing................................          25%         36%         24%         35%
    Technology.........................................           5%          6%          5%          6%
    General and administrative.........................           6%          7%          6%          9%
                                                         -----------  -----------  -----------  -----------
           Total operating expenses....................          80%         99%         80%        101%
                                                         -----------  -----------  -----------  -----------
Income (loss) from operations..........................          20%          1%         20%         (1)%
Other income, net......................................          -- %         -- %         -- %         -- %
                                                         -----------  -----------  -----------  -----------
Income (loss) before taxes.............................          20%          1%         20%         (1)%
Income taxes...........................................          (2)%         -- %         (2)%         -- %
                                                         -----------  -----------  -----------  -----------
Net income (loss)......................................          18%          1%         18%         (1)%
                                                         ===========  ===========  ===========  ===========

Revenues

The Company is a consumer direct lender whose revenues are derived primarily from the gain on sale of mortgage, home equity and auto loans that it underwrites, funds and sells. The Company also earns interest income on mortgage and home equity loans during the brief time they are held pending sale.

The following table provides the components of revenue shown as a percentage of total revenues:

                                                            Three Months Ended        Six Months Ended
                                                               June 30,                  June 30,
                                                            2003         2004         2003         2004
                                                         -----------  -----------  -----------  -----------
Revenues:
   Mortgage............................................ $    31,505  $    16,006  $    55,356  $    30,541
   Interest income on mortgage loans...................       5,152        4,462       10,016        7,399
   Home equity.........................................       5,334        8,328        9,273       17,578
   Interest income on home equity loans................         683        1,654        1,106        3,128
   Auto................................................       3,035        2,921        5,921        5,983
   Closing services....................................          --          985           --        1,435
   Other...............................................         393          295          648          611
                                                         -----------  -----------  -----------  -----------
         Total revenues................................ $    46,102  $    34,651  $    82,320  $    66,675
                                                         ===========  ===========  ===========  ===========

   Mortgage............................................          68%         46%         67%         46%
   Interest income on mortgage loans...................          11%         13%         12%         11%
   Home equity.........................................          12%         24%         11%         26%
   Interest income on home equity loans................           1%          5%          1%          5%
   Auto................................................           7%          8%          7%          9%
   Closing services....................................          -- %          3%         -- %          2%
   Other...............................................           1%          1%          2%          1%
                                                         -----------  -----------  -----------  -----------
         Total revenues................................         100%        100%        100%        100%
                                                         ===========  ===========  ===========  ===========

The following table summarizes dollar volume of loans sold and the revenue (excluding interest income) in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                            Three Months Ended      Six Months Ended
                                 June 30,                June 30,
                            2003        2004        2003        2004
                         ----------  ----------  ----------  ----------
Mortgage
$ Volume                $1,214,742  $  899,073  $2,324,750  $1,656,179
Revenue                 $   31,505  $   16,006  $   55,356  $   30,541
BPS                            259         178         238         184

Home Equity
$ Volume                $  192,169  $  331,673  $  359,958  $  633,923
Revenue                 $    5,334  $    8,328  $    9,273  $   17,578
BPS                            278         251         258         277

Auto
$ Volume                $  164,729  $  161,936  $  332,835  $  315,825
Revenue                 $    3,035  $    2,921  $    5,921  $    5,983
BPS                            184         180         178         189

Mortgage Revenues. The Company's mortgage revenues are derived from the origination and sale of loans. Mortgage loans are funded through the Company's warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Mortgage loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Mortgage revenues consist of refinance mortgage revenues and diversified mortgage revenues - which are comprised of purchase and non-prime mortgage loans. Mortgage revenues decreased $15.5 million to $16.0 million for the three months ended June 30, 2004 from $31.5 million for the three months ended June 30, 2003. Mortgage revenues decreased $24.8 million to $30.5 million for the six months ended June 30, 2004 from $55.4 million for the six months ended June 30, 2003. Mortgage revenues benefited significantly from refinance revenues during the three and six months ended June 30, 2003. Refinance revenue experienced large declines in the three and six months ended June 30, 2004, compared to the same period the prior year as the overall mortgage market shifted away from refinance loans, and increased competitive pricing impacted the revenue earned per loan. Diversified mortgage revenue was down slightly, both in volumes and revenue per loan, as competition increased in this area with the large decline in refinance volume. The Company expects refinance activity to continue to decline in the remainder of 2004 and that while growth in diversified mortgage revenue is expected, we do not anticipate that it will completely offset the declining refinance volume, resulting in lower mortgage revenue amounts in 2004 as compared to 2003.

The following table summarizes the composition of the mortgage dollar volume of loans sold and the revenue (excluding interest income) in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                            Three Months Ended      Six Months Ended
                                June 30,                June 30,
                            2003        2004        2003        2004
                         ----------  ----------  ----------  ----------
Refinance Mortgage
$ Volume                $  778,835  $  496,332  $1,534,324  $  906,234
Revenue                 $   21,410  $    7,888  $   39,348  $   15,744
BPS                            275         159         256         174

Diversified Mortgage
$ Volume                $  435,907  $  402,741  $  790,426  $  749,946
Revenue                 $   10,095  $    8,118  $   16,008  $   14,797
BPS                            232         202         203         197

The following table reflects the percentages of the Company's mortgage closed loan volume from purchase and refinance loans as compared to the total market (according to Mortgage Bankers Association of America) through the first quarter of 2004. The Mortgage Bankers Association of America data for the second quarter of 2004 below represents its estimate as of July 14, 2004:

                     Q1 03    Q2 03    Q3 03    Q4 03    Q1 04    Q2 04
                    -------- -------- -------- -------- -------- --------
E-LOAN Mortgage*
    Purchase             25%      32%      45%      45%      37%      37%
    Refinance            75%      68%      55%      55%      63%      63%

Total Market*
    Purchase             29%      32%      32%      51%      47%      51%
    Refinance            71%      68%      68%      49%      53%      49%

* Excludes home equity and auto loan volume

Interest Income on Mortgage and Home Equity Loans. The Company generates revenues from interest income on mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale. Interest income is highly correlated to the volume of loans funded. As such, interest income on mortgage decreased $0.7 million to $4.5 million for the three months ended June 30, 2004 from $5.2 million for the three months ended June 30, 2003 and interest income on home equity loans increased $1.0 million to $1.7 million for the three months ended June 30, 2004 from $0.7 million for the three months ended June 30, 2003.

Interest income on mortgage decreased $2.6 million to $7.4 million for the six months ended June 30, 2004 from $10.0 million for the six months ended June 30, 2003 and interest income on home equity loans increased $2.0 million to $3.1 million for the six months ended June 30, 2004 from $1.1 million for the six months ended June 30, 2003. The Company anticipates that with relatively lower mortgage fundings in the remainder of 2004, interest income on mortgages will be slightly lower. Home equity fundings are expected to increase in the remainder of 2004, as will interest income on home equity loans and lines of credit.

Home Equity Revenues. Home equity revenues are derived from the origination and sale of loans. Home equity loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers in approximately forty days from funding. Home equity loan revenues consist of proceeds recorded at settlement in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Home equity revenues increased $3.0 million to $8.3 million for the three months ended June 30, 2004 from $5.3 million for the three months ended June 30, 2003. Home equity revenues increased $8.3 million to $17.6 million for the six months ended June 30, 2004 from $9.3 million for the six months ended June 30, 2003. The significant increase in home equity revenue is due to increased volume of sold loans as well as increased revenue per loan, in the six months ended June 30, 2004 compared to 2003. The Company expects that home equity revenues will continue to grow throughout 2004 as volumes continue to increase.

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

Prior to the third quarter of 2003, sub-prime auto loans were sold to sub-prime auto loan purchasers. The revenue on these loans consisted of the mark-up to the lending partner's loan price or a set origination fee. These revenues were recognized at the time the loan was sold. In the third quarter of 2003, the Company stopped processing and funding sub-prime auto loans and shifted this portion of the business to a referral based system. Presently loan applications that do not meet the prime auto lending criteria are referred out to other sub-prime lenders in exchange for a fee. This fee is recognized as revenue at the time of transfer to the sub-prime lender and paid to the Company monthly for the previous month's referrals. As expected, this transition resulted in a reduction in overall auto loan volume in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.

Auto revenues were flat at $3.0 and $2.9 million for the three months ended June 30, 2003 and 2004, respectively, and increased $0.1 million to $6.0 million for the six months ended June 30, 2004 from $5.9 million for the six months ended June 30, 2003. The slight increase is related to referral revenue and interest income on the interest-earning asset. Auto revenues for the three and six months ended June 30, 2004 include a valuation adjustment which reduced the residual interest asset in the amount of $45,000 and $95,000, respectively, related to increases in prepayment speeds and loss rates.

The Company anticipates modest growth in both auto volume and revenue in 2004 as compared to 2003.

Closing Services Revenues. In the fourth quarter of 2003, the Company formed Escrow Closing Services, Inc, a wholly-owned subsidiary, which provides mortgage closing services, including HUD1 and document preparation and signing, disbursement and recording services for a portion of our home equity business. For the three and six months ended June 30, 2004, closing services revenues were $1.0 million and $1.4 million, respectively. The Company expects that closing services revenue will continue to grow throughout 2004 as volume increases.

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

The following table provides detail of the Company's total operating expenses classified by major types of expense, expressed as a percentage of total operating expenses:

                                       Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                       2003       2004       2003       2004
                                     ---------  ---------  ---------  ---------
Compensation & Benefits                    44%        39%        44%        40%
Processing Costs                            8%         9%         9%         9%
Advertising & Marketing                    27%        33%        26%        32%
Occupancy & Administrative                 12%        11%        12%        12%
Interest Expense on Warehouse               9%         8%         9%         7%

As almost half of the total operating expenses of the Company are compensation and benefit related, the following table shows full-time headcount (including temporary and contract employees) by function at the end of each respective quarter:

                                           June 30,
                                       2003       2004
                                     ---------  ---------
Mortgage                                  423        286
Home Equity                               178        288
Auto                                      114         82
Closing Services                            1         20
Sales & Marketing                          31         29
Technology                                 64         59
General & Administrative                   56         74
                                     ---------  ---------
Total                                     867        838

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

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                                       Three Months Ended        Six Months Ended
                                                            June 30,                  June 30,
                                                       2003         2004         2003         2004
                                                    -----------  -----------  -----------  -----------
Mortgage ......................................... $    10,250  $     6,877  $    18,437  $    13,525
Interest expense on mortgage loans................       2,506        1,847        4,904        3,252
Home equity.......................................       3,254        5,247        6,336       10,317
Interest expense on home equity loans.............         531          763          819        1,630
Auto..............................................       3,702        1,836        6,486        3,669
Closing services..................................          --          865           --        1,371
                                                    -----------  -----------  -----------  -----------
Total operations.................................. $    20,243  $    17,435  $    36,982  $    33,764
                                                    ===========  ===========  ===========  ===========

Operations expense decreased $2.8 million to $17.4 million for the three months ended June 30, 2004 from $20.2 million for the three months ended June 30, 2003. However, operations expense increased as a percentage of revenue from 44% to 50% for the three months ended June 31, 2003 and 2004, respectively. The decrease in absolute dollars is due to decreases in mortgage operations (and its related interest expense) as a result of lower volumes, and a decline in auto operations, which included one-time costs in 2003 related to the transition of operations from Florida to California. These decreases were offset by an increase in home equity due to higher volumes. Operations expense decreased $3.2 million to $33.8 million for the six months ended June 30, 2004 from $37.0 million for the six months ended June 30, 2003. However, operations expense increased as a percentage of revenue from 45% to 51% for the six months ended June 31, 2003 and 2004, respectively.

The following table provides detail of the Company's total mortgage operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total mortgage operations expenses (excluding interest expense):

                                        Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                       2003       2004       2003       2004
                                     ---------  ---------  ---------  ---------
Mortgage Operations
   Headcount & Related                     45%        46%        45%        47%
   Commissions                             25%        21%        25%        20%
   Processing Costs                        20%        19%        20%        19%
   Facilities & Other                      10%        14%        10%        14%

The following table provides detail of the Company's total home equity operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total home equity operations expenses (excluding interest expense):

                                       Three Months Ended   Six Months Ended
                                          June 30,              June 30,
                                       2003       2004       2003       2004
                                     ---------  ---------  ---------  ---------
Home Equity Operations
   Headcount & Related                     59%        58%        62%        58%
   Commissions                             12%        12%        10%        11%
   Processing Costs                        18%        19%        18%        20%
   Facilities & Other                      11%        11%        10%        11%

The following table provides detail of the Company's total auto operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total auto operations expenses (excluding interest expense):

                                        Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                       2003       2004       2003       2004
                                     ---------  ---------  ---------  ---------
Auto Operations
   Headcount & Related                     65%        64%        62%        66%
   Commissions                              1%        --         --         --
   Processing Costs                         9%        16%        12%        15%
   Facilities & Other                      25%        20%        26%        19%

Direct Margin. Direct margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (dollars in thousands):

                                       Three Months Ended    Six Months Ended
                                            June 30,              June 30,
                                       2003       2004       2003       2004
                                     ---------  ---------  ---------  ---------
Mortgage........................... $  21,255  $   9,129  $  36,919  $  17,016
Mortgage interest margin...........     2,646      2,615      5,112      4,147
Home equity........................     2,080      3,081      2,937      7,261
Home equity interest margin........       152        891        287      1,498
Auto...............................      (667)     1,085       (565)     2,314
Closing services.....................      --        120         --         64
Other................................     393        295        648        611
                                     ---------  ---------  ---------  ---------
Total direct margin................ $  25,859  $  17,216  $  45,338  $  32,911
                                     =========  =========  =========  =========

Direct margin decreased $8.6 million to $17.2 million for the three months ended June 30, 2004 from $25.8 million for the three months ended June 30, 2003. Direct margin decreased $12.4 million to $32.9 million for the six months ended June 30, 2004 from $45.3 million for the six months ended June 30, 2003. The decline in direct margin is primarily due to decreased mortgage revenue per loan and decreased mortgage volumes. This decrease was offset by increased home equity volumes and revenues as well as a positive spread of home equity interest income over interest expense. The Company anticipates that mortgage revenue per loan and the spread of interest income over interest expense will continue to decline in 2004 as compared to 2003, as the overall level of refinance activity declines and competitive pricing pressure increases. Auto direct margins increased significantly for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 primarily due to the transition of auto operations from Florida to California which began during the three months ended March 31, 2003 driving auto direct margins down in that period. The Company expects auto direct margin to grow modestly throughout 2004.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses related to advertising, promotion and marketing agreements and employee compensation and other expenses related to marketing personnel. Sales and marketing expense increased $1.1 million to $12.5 million for the three months ended June 30, 2004 from $11.4 million for the three months ended June 30, 2003. Sales and marketing expense increased $3.7 million to $23.6 million for the six months ended June 30, 2004 from $19.9 million for the six months ended June 30, 2003. Sales and marketing expense increased as a direct result of increased spending in direct response television, direct response mail and online advertising. Sales and marketing expense increased as a percentage of revenue from 25% to 36% for the three months ended June 30, 2003 and 2004, respectively. Sales and marketing expense increased as a percentage of revenue from 24% to 35% for the six months ended June 30, 2003 and 2004, respectively. The increase in sales and marketing expense as a percentage of revenues was due to a combination of increased spending levels and the decreased volumes in revenue in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. Sales and marketing expenses are expected to decrease as a percentage of total revenues and remain constant in absolute dollars throughout the remainder of 2004.

The following table provides detail of the Company's total sales and marketing expenses classified by major types of expense, expressed as a percentage of total sales and marketing expenses:

                                       Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                       2003       2004       2003       2004
                                     ---------  ---------  ---------  ---------
Direct Response TV                         53%        46%        50%        50%
Direct Response Mail                       12%        18%        12%        17%
Online Advertising                         17%        25%        20%        22%
Other Advertising                           7%         2%         5%         1%
Headcount & Administrative                 11%         9%        13%        10%

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense decreased $0.4 million to $2.1 million for the three months ended June 30, 2004 from $2.5 million for the three months ended June 30, 2003. Technology expense decreased $0.1 million to $4.3 million for the six months ended June 30, 2004 from $4.4 million for the six months ended June 30, 2003. Technology expense increased as a percentage of revenue from 5% to 6% for the three and six months ended June 30, 2003 and 2004, respectively. The increase in technology expense as a percentage of revenues was primarily due to the decreased volumes in revenue in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. The Company expects technology expense to be approximately 7% of total revenues throughout the remainder of 2004.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense decreased $0.5 million to $2.4 million for the three months ended June 30, 2004 from $2.9 million for the three months ended June 30, 2003. General and administrative expense increased $1.0 million to $5.9 million for the six months ended June 30, 2004 from $4.9 million for the six months ended June 30, 2003. Included in general administrative expenses for the six months ended June 30, 2004 was a charge of approximately $1.0 million as a result of the resignation of the Company's prior President and Chief Operating Officer. General and administrative expense increased as a percentage of revenue from 6% to 7% for the three months ended June 30, 2003 and 2004, respectively. Excluding the one-time charge, general and administrative expenses were constant at 6% of revenue for the six months ended June 30, 2003 and 2004, respectively. The Company expects general and administrative expense to be approximately 8% of total revenues throughout the remainder of 2004.

Other Income, net. Other income, net, is related to interest earned on cash equivalents offset by expense incurred on non-warehouse facility borrowings. Other income, net remained consistent at less than $0.1 million for the three and six months ended June 30, 2004 and 2003, respectively.

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

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The Company designates forward delivery commitments, where the company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all best efforts sell forward commitments as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a best efforts sell forward commitment has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to designated SFAS 133 hedges during the three and six months ended June 30, 2003 and 2004.

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

Reserves for loan sales. The Company sells loans to loan purchasers on a servicing released basis subject to certain representations and warranties from the Company to the purchaser. As such, the risk of loss or default by the borrower has generally been assumed by these purchasers. However, the Company is generally required by these purchasers to make certain representations relating to borrower creditworthiness, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults. In connection with a majority of its loan sales agreements, the Company is also responsible for a minimum number of payments to be made on each loan, or else the Company may be required to refund the premium paid to it by the loan purchaser. As such, the Company records reserves based on certain assumptions in anticipation of future losses as a result of current sales activity.

Loan loss reserves due to potential violations of representations and warranties are recorded based on a percentage of current month sales. The Company currently calculates this loss rate exposure based on its historical loss rates as well as similar lending portfolios. Once the Company has endured a complete economic cycle, the rate will be adjusted based on actual losses as a percentage of sales volume on a historical basis. Premium repayment reserves, generated through early loan prepayments related to loans sold to loan purchasers, are recorded based on a rate determined by calculating actual prepayments as a percentage of sales on a historical basis applied to current month sales.

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

Deferred Tax Asset. The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced. The Company's deferred tax asset arises principally from net operating loss carryforward (NOLs). There are significant judgments and estimates involved in projecting the recoverability of the deferred tax asset, particularly with respect to the existence of future taxable income sufficient to realize NOLs. The Company reported its first profitable year in 2002 and was again profitable in 2003. However, the sustained low interest rate environment created favorable operating conditions for the Company. During the fourth quarter of 2003 and the first six months of 2004, the Company reported a loss from operations, largely as a result in declines in mortgage refinance volume. Management will continue to monitor projections of future taxable income and when it believes realization of the tax benefits associated with the NOLs is more likely than not, management will reduce the valuation allowance by recording a benefit through the income tax provision recorded in the statement of operations. Based upon the Company's performance throughout the remainder of the year it is possible that management would reduce the valuation allowance during 2004; however, management can provide no assurances as to the amount of such reduction, the period in which it might occur or if it will occur at all.

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

Cash provided by operating and financing activities related to its warehouse and other lines payable was $14.8 million for the six months ended June 30, 2004. Specifically, the Company obtained cash from net income, excluding non-cash related items, of $2.5 million for the six months ended June 30, 2004. In addition, the Company benefited from positive cash flow due to the reduction of other assets in the amount of $7.1 million, specifically prepaid marketing expenses, and the reduction of receivables in connection with loan sales. Further, the Company benefited from positive cash flow as a result of loans held-for-sale net of warehouse payable decreasing which provided $3.7 million in net cash, and the increase of accounts payables and other accrued expenses in the amount of $3.9 million. However, these sources of cash were offset by the continued increase in the retained interest asset which grew another $2.5 million as additional auto loans were sold to the QSPE in the six months ended June 30, 2004.

Cash provided by operating and financing activities related to its warehouse and other lines payable, was $6.7 million for the six months ended June 30, 2003. Specifically, The Company utilized cash as a result of an increase in receivables and other assets of $12.6 million, which included an increase of $11.1 million related to receivables in connection with loan sales. In addition, the Company utilized cash as a result of the continued increase of the retained interest asset of $5.0 million as additional auto loans were sold to the QSPE in the six months ended June 30, 2003. These uses of cash were offset by a source of cash from net income, excluding non-cash related items, of $16.8 million for the six months ended June 30, 2003. In addition, the Company benefited from positive cash flow as a result of loans held-for-sale net of warehouse payable decreasing and providing $2.0 million in net cash.

Net cash used in investing activities was $4.7 million and $4.0 million for the six months ended June 30, 2003 and 2004, respectively. Net cash used during the six months ended June 30, 2003 was primarily due to the addition of infrastructure related to increased headcount and investment in new technology systems. In October 2003, the Company began relocating its corporate headquarters and consolidating its operational facilities to a larger, single facility in Pleasanton, California. Capital expenditures related to the new facility (net of tenant improvement allowances) were $2.1 million for the six months ended June 30, 2004. The remaining cash used on investing activities during the six months ended June 30, 2004 was related to capitalized development.

Cash provided by financing activities, net of cash used by its warehouse and other lines payable was $5.6 million and $1.3 million for the six months ended June 30, 2003 and 2004, respectively. The increase for both periods presented was due to the issuance of common stock from the exercise of stock options.

The Company has committed and uncommitted warehouse lines of credit that it uses to fund mortgage and home equity loans. A committed line is a firm commitment from the warehouse lender that funds will be available if requested through the specified termination date. The Company pays for these committed funds either in the form of pre-paid commitment fees charged as a percentage of the committed line available, or in the form of an unused line fee, which is assessed monthly based on a percentage of the unused amount during the previous month. Uncommitted funds are available to the Company at the warehouse lenders discretion, and may not be accessible by the Company if the warehouse lender denied the funding request. The Company has not experienced such a denied funding request from any of its current or previous warehouse lenders.

The Company has a warehouse line of credit for borrowings of up to $75 million for the interim financing of mortgage loans with GMAC Mortgage Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. This warehouse line requires the Company to pay GMAC a non-use fee when the average outstanding principal amount of borrowings is less than 50% of the total commitment at a rate of 0.25% per annum on the daily average unutilized commitment. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on March 31, 2005. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $15.0 million in addition to the requirement that the Company maintain at least one other committed warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for the three and six months ended and at June 30, 2004.

The Company has an uncommitted warehouse line of credit for borrowings of up to $150 million for the interim financing of mortgage loans with Merrill Lynch Mortgage Capital, Inc. This warehouse line is scheduled to decrease to $100 million on August 18, 2004. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The uncommitted line of credit expires on February 4, 2005. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for the three and six months ended and at June 30, 2004.

The Company has an agreement to finance up to $400 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan purchasers with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. As part of this agreement the Company had to pay a commitment fee of $1.0 million for the period of March 31, 2003 through March 30, 2004. The commitment fee was reduced to $750,000 for the period March 15, 2004 through March 14, 2005. The line requires the restriction of $2.5 million in cash as additional collateral, however, in March 2004, the line was amended to remove this restriction. The line expires March 14, 2005. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $75 million in committed funds. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for the three and six months ended and at June 30, 2004.

The Company has a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to the sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility requires the Company to pay an unused line fee equal to 0.50% per year on the average daily unused line balance. This facility expires on July 13, 2005. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million (including Restricted Cash). Additionally, the Company is prohibited from obtaining or incurring any debt or contingent liability in excess of $5 million without prior consent from the lender. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for the three and six months ended and at June 30, 2004.

The following table summarizes the key terms of our current warehouse and other lines payable:

                                      GMAC       Greenwich    Merrill       Merrill
                                    Mortgage      Capital       Lynch        Lynch
                                      $75M         $400M        $150M        $10M
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

(1) All minimum cash requirements include restricted cash, however restricted cash related to the Merrill Lynch $10 million line may not exceed $5 million

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, National Association to support working capital needs. The interest rate charged on borrowings against these funds is based on LIBOR plus 2%, and is payable monthly. The line of credit was originally scheduled to expire on June 30, 2004. On December 11, 2003, the agreement was amended to reduce the line of credit to $2,350,000 and extend the expiration date to June 30, 2005. As part of the amendment, the Company was required to provide restricted cash as collateral for this line of credit. Currently, the line of credit is being utilized to support letters of credit related to the Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds. The Company was in compliance with all covenants for this agreement for the three and six months ended and at June 30, 2004.

The adequacy of our liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties and access to capital markets. With $46.0 million of cash on hand at June 30, 2004 and borrowing capacity under our warehouse and other lines of credit of $635 million, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur for at least the next twelve months; however, our ability to maintain positive liquidity going forward depends on our ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

While we achieved profitability during fiscal years 2002 and 2003, we have an accumulated deficit of $184.4 million, as of June 30, 2004. In the fourth quarter of 2003, we experienced a pre-tax loss of $1.5 million and in the first six months of 2004, we experienced a loss of $0.9 million and may not regain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

We depend on GMAC Mortgage Corporation, formerly GMAC Bank ("GMAC Mortgage"), Greenwich Capital Financial Products, Inc. ("Greenwich Capital") and Merrill Lynch Mortgage Capital, Inc. ("Merrill Lynch") to finance our mortgage loan activities through the warehouse credit facilities they provide. If any of these warehouse credit facilities becomes unavailable, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants on any of our lines could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. In the past, we have had to obtain waivers from our warehouse lenders as a result of our failure to comply with covenants regarding the issuance of capital stock, excess asset purchases and our failure to meet financial ratios. More recently, we obtained a waiver from one of our warehouse lenders due to a failure to meet a current ratio covenant for the months ended April 30 and May 31, 2003. Our agreement with Greenwich Capital expires on March 14, 2005, our agreement with GMAC Mortgage expires on March 31, 2005 and our agreement with Merrill Lynch expires on February 4, 2005. Upon expiration of these agreements, management believes it will either renew its existing warehouse credit facilities or obtain sufficient additional credit facilities. However, we cannot assure that these agreements will be renewed or extended past their current expiration dates, and additional sources of funding for our mortgage loans may not be available on favorable terms or at all.

The termination of our auto line of credit would adversely affect our business.

We have obtained a line of credit from Merrill Lynch Mortgage Capital, Inc. to finance the funding of our auto loans, and this is our sole facility for auto loan fundings. If this credit facility becomes unavailable, our business could be adversely affected. Under our line of credit agreement, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants could result in the termination of the facility and an obligation to repay all amounts outstanding at the time of termination. Our line of credit with Merrill Lynch Mortgage Capital, Inc. expires July 13, 2005. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. However, we cannot assure you that this agreement will be renewed or extended past its current expiration date, and additional sources of funding for our auto loans may not be available on favorable terms or at all.

We are primarily dependent on four loan purchasers for most of our home equity business

For the quarter ended June 30, 2004, the majority of our home equity loans were purchased by Citicorp and RFC, and the majority of our home equity lines of credit were purchased by Wells Fargo and IndyMac, pursuant to Home Equity Loan/Line purchase agreements. If any of these loan purchasers are unable or unwilling to purchase our home equity loans, we may experience delays in our ability to accept or process home equity loan applications until we are able to secure new sources of loan purchasers. Sufficient additional sources of loan purchasers for our home equity loans may not be available on favorable terms or at all.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). During the course of this evaluation the Company identified what it considered to be a deficiency in internal controls related to the documentation of the hedging policy adopted in connection with the Company's QSPE. The Company's QSPE is permitted by its governing documents, which include a hedging policy, to enter into certain types of hedging transactions. There were properly approved changes to the hedging policy that were not documented in a timely manner. The deficiency did not affect the economic performance of the hedges themselves, but rather was limited to the timeliness of the documentation process of the hedging policy. The Company has developed and implemented procedures in order to make sure that any changes to the hedging policy are documented in a timely fashion. Based upon that evaluation and taking into account the deficiency discussed in the preceding sentence and the mitigating controls that have been implemented, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. Other than the internal control improvements discussed above, there has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Registrant's Annual Meeting of Stockholders held on June 11, 2004 the following proposals were adopted by the margins indicated:
Number of Shares
Voted For	Withheld
1. To elect a two Class II Directors to hold office until the Annual Meeting of Stockholders to be held in 2007 or until their respective successors have been elected or appointed
Robert C. Kagle	56,397,094	597,136
James G. Jones	56,542,494	451,736

The following directors continued in office: Christian A. Larsen, Mark E. Lefanowicz, Claus H. Lund and Wade Randlett. Daniel Springer was appointed to the Board of Directors after the meeting on June 14, 2004.

Number of Shares
Voted For	Voted Against	Abstain
2. To ratify the appointment of the accounting firm of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2004
56,725,420	211,025	57,786

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

3.1	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999 (1)
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated February 15, 2001 (2)
3.3	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001 (3)
3.4	Amendment to Bylaws of E-LOAN, Inc. dated June 14, 2004 PDF
10.8	Indemnification Agreement with James Jones dated April 26, 2004 PDF
10.9	Amendment No. 1 to Master Repurchase Agreement with Merrill Lynch Mortgage Capital, Inc. dated May 20, 2004 PDF
10.10	Indemnification Agreement with Dan Springer dated June 14, 2004 PDF
10.11	Amendment Number One to Mortgage Loan Purchase and Sale Agreement with Greenwich Capital Financial Products Inc. dated June 28, 2004 PDF
10.12	Fourth Amendment to Credit Agreement with Merrill Lynch Bank USA dated June 29, 2004* PDF
10.13	Fourth Amendment to Loan Agreement with Merrill Lynch Mortgage Capital, Inc. dated June 29, 2004* PDF
10.14	Fourth Amendment to Systems & Services Technologies, Inc. Servicing and Custodian Agreement with Systems and Services Technologies, Inc. dated June 29, 2004 PDF
10.15	First Amendment to Contribution and Sale Agreement with E-LOAN Auto Fund One, LLC dated June 29, 2004 PDF
10.16	Indemnification Agreement with Susan Catherine Muriel dated July 1, 2004 PDF
10.17	Purchase and Sale Agreement with Merrill Lynch Bank USA dated July 14, 2004* PDF
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002+

_______

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

* Confidential Treatment Requested

# Filed herewith

+ Furnished herewith

(b)    Reports on Form 8-K

The Company furnished to the Securities and Exchange Commission one report on Form 8-K during the three months ended June 30, 2004 on May 3, 2004 for the purpose of reporting under Item 12 thereof its first quarter financial results and for the purpose of announcing the appointment of James G. Jones to the Board of Directors.

The Company filed with the Securities and Exchange Commission one report on Form 8-K during the three months ended June 30, 2004 on June 10, 2004 for the purpose of announcing the promotion of Mark Lefanowicz, its Chief Operating Officer, as the Company's new President and the hiring of Susan C. Muriel as its new Chief Marketing Officer.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

Dated: August 9, 2004

By:	/s/ Matthew Roberts
Matthew Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)