Form 10-Q
period 2004-09-30
E LOAN INC
filed 2004-11-09
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 or

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

    As of November 1, 2004, 63,711,845 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

E-LOAN, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2004
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of December 31, 2003 and September 30, 2004	**

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2004	**

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2004	**

Notes to Condensed Consolidated Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits	**

Signatures	**

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

                                                                                December 31, September 30
                                                                                   2003         2004
                                                                                -----------  -----------
                                                                                 (restated)
ASSETS
Current assets:
    Cash and cash equivalents (includes $4,850 and $2,350 of restricted cash). $    33,973  $    46,110
    Loans held-for-sale.......................................................      50,874       46,817
    Accounts receivable, prepaids and other current assets....................      28,990       24,494
                                                                                -----------  -----------
          Total current assets................................................     113,837      117,421
Fixed assets, net.............................................................      11,484       12,277
Retained interests in auto loans - trading....................................      11,658       13,852
                                                                                -----------  -----------
           Total assets....................................................... $   136,979  $   143,550
                                                                                ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Warehouse and other lines payable......................................... $    44,283  $    43,849
    Accounts payable, accrued expenses and other current liabilities..........      10,366       15,526
                                                                                -----------  -----------
           Total current liabilities..........................................      54,649       59,375
                                                                                -----------  -----------
           Total liabilities..................................................      54,649       59,375
                                                                                -----------  -----------
Commitments and contingencies (Note 13):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2003 and September 30, 2004; 0 shares issued and
      outstanding at December 31, 2003 and September 30, 2004.................          --           --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2003 and September 30, 2004; 62,136,790 and
      63,326,129 shares issued and outstanding at December 31, 2003
      and September 30, 2004..................................................          62           63
Additional paid-in capital....................................................     265,144      267,215
Accumulated deficit...........................................................    (182,876)    (183,103)
                                                                                -----------  -----------
           Total stockholders' equity.........................................      82,330       84,175
                                                                                -----------  -----------
           Total liabilities and stockholders' equity......................... $   136,979  $   143,550
                                                                                ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,       September 30,
                                                            2003         2004         2003         2004
                                                         -----------  -----------  -----------  -----------
                                                         (restated)                 (restated)
Revenues (Note 11)..................................... $    43,866  $    35,098  $   126,146  $    99,128

Operating expenses:
    Operations (Note 12)...............................      18,352       17,459       54,796       48,664
    Sales and marketing................................      11,890       12,105       31,815       35,744
    Technology.........................................       2,205        2,271        6,559        6,528
    General and administrative.........................       2,162        2,528        7,060        8,419
                                                         -----------  -----------  -----------  -----------
           Total operating expenses....................      34,609       34,363      100,230       99,355
                                                         -----------  -----------  -----------  -----------
Income (loss) from operations..........................       9,257          735       25,916         (227)
Other income, net......................................          15           26          115           51
                                                         -----------  -----------  -----------  -----------
Income (loss) before taxes.............................       9,272          761       26,031         (176)
Income taxes...........................................      (1,032)         (51)      (2,885)         (51)
                                                         -----------  -----------  -----------  -----------
Net income (loss)...................................... $     8,240  $       710  $    23,146  $      (227)
                                                         ===========  ===========  ===========  ===========

Net income (loss) per share:
    Basic.............................................. $      0.13  $      0.01  $      0.38  $     (0.00)
                                                         ===========  ===========  ===========  ===========
    Diluted............................................ $      0.12  $      0.01  $      0.35  $     (0.00)
                                                         ===========  ===========  ===========  ===========

    Weighted-average shares - basic....................      61,065       63,278       60,285       62,841
                                                         ===========  ===========  ===========  ===========
    Weighted-average shares - diluted..................      67,142       65,458       65,972       62,841
                                                         ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                    Nine Months Ended
                                                                       September 30,
                                                                    2003          2004
                                                                 -----------  ------------
                                                                 (restated)
Cash flows from operating activities:
   Net income (loss)........................................... $    23,146  $       (227)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization of fixed assets.............       3,572         4,258
     Non-cash compensation expense.............................          --           636
     Changes in operating assets and liabilities:
       Loans held-for-sale.....................................     325,838         4,057
       Retained interests in auto loans - trading..............      (6,869)       (2,194)
       Accounts receivable, prepaids, and other assets.........     (14,066)        4,496
       Accounts payable, accrued expenses and
         other payables........................................       7,012         5,160
                                                                 -----------  ------------
         Net cash provided by operating activities.............     338,633        16,186
                                                                 -----------  ------------
Cash flows from investing activities:
   Acquisition of fixed assets.................................      (7,590)       (5,051)
                                                                 -----------  ------------
         Net cash used in investing activities                       (7,590)       (5,051)
                                                                 -----------  ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................       1,966         1,436
   Proceeds from notes payable.................................       6,800            --
   Repayments on notes payable.................................      (4,150)           --
   Proceeds from warehouse and other lines payable.............   3,872,262     3,361,605
   Repayments of warehouse and other lines payable.............  (4,195,127)   (3,362,039)
   Payments on obligations under capital leases, net...........         (10)           --
                                                                 -----------  ------------
         Net cash used in financing activities.................    (318,259)        1,002
                                                                 -----------  ------------
Net increase in cash...........................................      12,784        12,137
Unrestricted cash and cash equivalents, beginning of period....      33,821        29,123
Change in restricted cash......................................          --         2,500
                                                                 -----------  ------------
Unrestricted cash and cash equivalents, end of period.......... $    46,605  $     43,760
Restricted cash and cash equivalents, end of period............       2,500         2,350
                                                                 -----------  ------------
Total cash and cash equivalents, end of period.................      49,105        46,110
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

2. BASIS OF PRESENTATION

Interim Financial Information

The accompanying financial statements as of September 30, 2003 and 2004 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 2003 and 2004. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 2003. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the expected results for the year ending December 31, 2004.

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

Restastement

Certain prior period amounts have been restated to correct for an accounting error as discussed in Note 14.

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

Cash and Cash Equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase, including documentary drafts, to be cash equivalents. The Company is required to maintain a minimum cash and cash equivalents balance of $15 million related to its warehouse lines. The following summarizes cash and cash equivalents at December 31, 2003 and September 30, 2004 (dollars in thousands):

                                                   December 31,  September 30,
                                                       2003         2004
                                                    -----------  -----------
Cash.............................................. $    28,179  $    42,359
Certificates of deposit, unrestricted.............          75           75
Documentary drafts................................         869        1,326
Restricted cash...................................       4,850        2,350
                                                    -----------  -----------
                                                   $    33,973  $    46,110
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

Escrow Deposits

The Company administers escrow deposits as a service to its customers. Escrow deposits totaled $5.8 million and $13.5 million at December 31, 2003 and September 30, 2004, respectively, which were held at third party financial institutions. Escrow deposits are not considered assets of the Company and, therefore, are not included in the accompanying balance sheet. However, the Company remains contingently liable for the disposition of these deposits.

Restricted Cash

In December 2003, the Company renegotiated its line of credit with Wells Fargo Bank, National Association. As part of the amendment, the Company is required to provide restricted cash in the amount of $2.35 million as collateral for this line of credit. This restricted cash is being held in certificates of deposit which mature in less than 90 days and is classified as a current asset on the Company's accompanying consolidated balance sheet. This line of credit is being utilized to support letters of credit related to its Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds.

In March 2004, the Company renegotiated its $400 million warehouse line agreement with Greenwich Capital that required the Company to maintain a restriction of $2.5 million in cash as additional collateral. As part of the amendment, the restriction of this cash was removed.

Derivative Instruments

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), as subsequently amended by Statement of Financial Accounting No. 138. In accounting for its derivative financial instruments, SFAS 133 requires an entity to recognize all derivative assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge, the method it will use in assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffectiveness of the hedge. These methods must be consistent with the entity's approach to managing risk. The Company is a party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. When the borrower locks their interest rate, the Company effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for the specified time period. Under SFAS 133, qualifying mortgage interest rate locks are derivatives. The Company is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale of the underlying loan. The Company utilizes either a best efforts sell forward commitment or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Both best efforts and mandatory sell forward commitments are derivatives under SFAS 133. Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory sell forward commitments are recorded as unrealized gains and losses and are included in the statement of operations in mortgage revenue.

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be measured. The Company designates forward delivery commitments, where the Company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all best efforts sell forward commitments as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a best effort sell forward commitment has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to designated SFAS 133 hedges during the three and nine months ended September 30, 2004. The net effect on the Company's income statement from marking to market the locked pipeline and forward commitments was a $0.6 million and $0.4 million loss, included in mortgage revenues for the three and nine months ended September 30, 2004, respectively.

In September 2003, the Company began hedging its interest rate risk on auto loan approvals. When the Company issues an auto loan approval, the Company extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for up to a 45-day period. Under SFAS 133, auto loan approvals are not considered derivatives. However, the company is still exposed to interest rate risk from issuance of approval to loan sale. The Company enters into amortizing swap contracts to economically hedge the interest rate changes in auto loan approvals. These swap contracts are considered derivatives under SFAS 133 and are recorded at fair value. Subsequent changes in the fair value of outstanding swap contracts are recorded as unrealized gains and losses and included in the statement of operations in auto revenue. The effect on the Company's income statement from applying SFAS 133 was a $56,000 loss and $51,000 gain, included in auto revenues in the three months ended September 30, 2003 and 2004, respectively, and a $56,000 loss and $81,000 gain in the nine months ended September 30, 2003 and 2004, respectively.

Sale of Auto Loans to Qualified Special Purpose Entity

On June 17, 2002, the Company entered into an arrangement to sell auto loan receivables to a qualified special purpose entity ("QSPE"), E-LOAN Auto Fund One, LLC ("E-LOAN Auto"). These transactions involve the Company surrendering control over these assets to assure that the sold assets have been isolated from the Company and its creditors. In accordance with FAS 140 and FIN 46(R), the assets and liabilities of E-LOAN Auto are not consolidated in the financial statements of the Company. E-LOAN Auto has obtained a secured borrowing facility from Merrill Lynch Bank USA to finance all purchases of loans from the Company. The Company recognizes a gain on the sale of auto loan receivables to E-LOAN Auto in the period the sale occurs, which represents the difference between the sale proceeds to the Company and the Company's net carrying value of the receivables. The Company retains an interest in the future cash flows from the loans. Such cash flows are distributed to the Company by the QSPE monthly. The retained interest is recorded on the balance sheet at fair value as a trading asset, and is marked to market at each subsequent reporting period in accordance with Statement of Financial Accounting Standards No, 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The fair value of the retained interest is based upon a discounted cash flow model of the estimated future cash flows to be received by the Company over the life of the loans. The model entails the use of various assumptions in order to determine the fair value of the estimated future excess cash flows to be generated by the auto loans sold to the QSPE. The most significant assumptions are the cumulative credit losses to be incurred on the pool of auto loan receivables sold, prepayment rates of the auto loans and the rate at which the estimated future excess cash flows are discounted. The assumptions used represent the Company's best estimates, and the use of different assumptions could produce different financial results. The Company will continue to monitor and may update its assumptions over time.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128 basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such potential dilutive shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants. Anti-dilutive share equivalents in the amounts of 1.6 million and 5.6 million were excluded from the dilutive shares outstanding for the three months ended September 30, 2003 and 2004, respectively. Anti-dilutive share equivalents in the amounts of 2.4 million and 12.4 million were excluded from the dilutive shares outstanding for the nine months ended September 30, 2003 and 2004, respectively.

The following table sets forth the computation of diluted net income (loss) per share for the periods indicated (dollars in thousands, except per share amounts):

                                                      Three Months Ended        Nine Months Ended
                                                        September 30,             September 30,
                                                       2003         2004         2003         2004
                                                    -----------  -----------  -----------  -----------
                                                          (In Thousands)            (In Thousands)
                                                     (restated)               (restated)
  Numerator:
    Net income (loss)............................. $     8,240  $       710  $    23,146  $      (227)
                                                    ===========  ===========  ===========  ===========
  Denominator:
    Weighted average shares, basic................      61,065       63,278       60,285       62,841
    Effect of potentially dilutive securities:
      Warrants....................................         771          452          710           --
      Employee stock option plan..................       5,306        1,728        4,977           --
                                                    -----------  -----------  -----------  -----------
    Weighted average number of shares
      assuming dilution...........................      67,142       65,458       65,972       62,841
                                                    ===========  ===========  ===========  ===========

  Diluted net income (loss) per share............. $      0.12  $      0.01  $      0.35  $     (0.00)
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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46(R), "Consolidation of Variable Interest Entities -- an interpretation of ARB No. 51" ("FIN 46(R)"). The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. FIN 46(R) states that a business enterprise with a controlling financial interest in a variable interest entity should include the assets, liabilities, and results of the activities of the variable interest entity in consolidated financial statements with those of the business enterprise. FIN 46(R) applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation has had no effect on the Company's financial statements.

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

The following pro forma net income (loss) information has been prepared as if the Company had followed the provisions of SFAS No. 123 (in thousands, except per share amounts):

                                                       Three Months Ended        Nine Months Ended
                                                        September 30,             September 30,
                                                       2003         2004         2003         2004
                                                    -----------  -----------  -----------  -----------
                                                          (In Thousands)            (In Thousands)
                                                     (restated)               (restated)
Reported net income (loss)........................ $     8,240  $       710  $    23,146  $      (227)
Add: Employee stock compensation expense included
  in reported net income (loss)...................          --           --           --          636
Less: Employee stock based compensation expense
  determined under fair value based method for all
  employee stock option awards, net of tax........        (719)        (661)      (2,190)      (2,014)
                                                    -----------  -----------  -----------  -----------
Pro forma net income (loss)....................... $     7,521  $        49  $    20,956  $    (1,605)
                                                    ===========  ===========  ===========  ===========

Reported basic net income (loss) per share........ $      0.13  $      0.01  $      0.38  $     (0.00)
Reported diluted net income (loss) per share...... $      0.12  $      0.01  $      0.35  $     (0.00)

Pro-forma basic net income (loss) per share....... $      0.12  $      0.00  $      0.35  $     (0.03)
Pro-forma diluted net income (loss) per share..... $      0.11  $      0.00  $      0.32  $     (0.03)

Risk free interest rate - stock options...........         3.2%         3.1%         3.0%         2.7%
Risk free interest rate - ESPP....................         2.3%         1.6%         2.4%         1.9%
Average expected life - stock options.............         3.0          3.2          3.1          3.2
Average expected life - ESPP......................         2.0          1.6          2.0          1.6
Dividend yield....................................          --           --           --           --
Expected volatility - stock options...............        80.9%        47.3%        66.7%        58.8%
Expected volatility - ESPP........................        85.0%        63.8%        87.2%        72.1%

5. LOANS HELD-FOR-SALE

The inventory of mortgage and home equity loans consists primarily of first and second trust deed mortgage loans and home equity lines of credit on residential properties located throughout the United States. Also included are amounts disbursed into escrow on a borrower's behalf where the mortgage documents are signed generally the subsequent day. All mortgage and home equity loans held-for-sale are pledged as collateral for borrowings at December 31, 2003 and September 30, 2004 (see Note 9).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. All of the auto loans held-for-sale are pledged as collateral for borrowings at December 31, 2003 and September 30, 2004 (see Note 9). The following summarizes loans held-for-sale at December 31, 2003 and September 30, 2004 (dollars in thousands):

                                                    December 31,  September 30,
                                                        2003          2004
                                                    ------------  ------------
Mortgage.......................................... $     32,811  $     32,354
Home equity.......................................       13,803        10,625
Auto..............................................        4,158         3,752
Net deferred origination revenue..................          102            86
                                                    ------------  ------------
                                                   $     50,874  $     46,817
                                                    ============  ============

Included in loans held-for-sale is a SFAS 133 basis adjustment amount of $0.1 million and $0.1 million at December 31, 2003 and September 30, 2004, respectively. The basis adjustment amount represents the change in fair value from rate lock commitment date to funding of those loans held-for-sale. The total fair value of loans held-for-sale, including the expected embedded gain on those loans which would be received at the time of cash settlement, is $51.8 million and $47.8 million at December 31, 2003 and September 30, 2004, respectively.

6. ACCOUNTS RECEIVABLE, PREPAIDS AND OTHER CURRENT ASSETS

The following summarizes accounts receivable, prepaids and other current assets at December 31, 2003 and September 30, 2004 (dollars in thousands):

                                                    December 31,  September 30,
                                                        2003          2004
                                                    ------------  ------------
                                                     (restated)
Prepaids.......................................... $      4,574  $      1,246
Accounts receivable...............................       21,936        20,402
Interest receivable...............................        1,541         1,975
Other current assets..............................          939           871
                                                    ------------  ------------
                                                   $     28,990  $     24,494
                                                    ============  ============

Included in prepaids at December 31, 2003 and September 30, 2004 are prepayments for advertising costs in the amounts of $2.3 million and $0.1 million, respectively. Included in accounts receivable is the retained interest from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $16.2 million and $15.1 million at December 31, 2003 and September 30, 2004, respectively (see Note 9). Sensitivities associated with our retained interest in loans sold under the Greenwich Capital agreement were insignificant at all periods presented. Included in other current assets is an amount related to the fair value of SFAS 133 derivatives of $0.1 million and $0.1 million at December 31, 2003 and September 30, 2004, respectively.

7. RETAINED INTERESTS IN AUTO LOANS

In June 2002, the Company created a qualified special purpose entity, E-LOAN Auto Fund One, LLC ("E-LOAN Auto"), which purchases prime auto loans from the Company and then holds the loans. For the nine months ended September 30, 2003 and 2004, the Company sold $388.6 million and $346.6 million in auto loans to E-LOAN Auto and recognized $5.3 million and $6.2 million in gain on sale. In exchange for the loans sold, the Company received cash of $386.7 million and $344.8 million from E-LOAN Auto and recorded a retained interest valued at $10.8 million and $13.9 million in the loans sold to E-LOAN Auto. From inception through September 30, 2004, the Company has sold $1,035.8 million in auto loans to E-LOAN Auto and recognized $16.3 million in gain on sale. For the three months ended September 30, 2004, the average loan characteristics on auto loans sold to E-LOAN Auto were $16,000 loan size, 726 credit score, 15.7% new versus used car, and an average APR of 6.45%. The retained interest represents the Company's portion of the net present value of the expected excess cash flows over the life of the loans, remaining after payment of interest, servicing fees and credit losses. Included in the retained interest is a contributed basis in the loans sold to E-LOAN Auto of 0.5%. The contributed basis is the difference between the loan amount and the cash sale proceeds received from E-LOAN Auto of 99.5% (of the unpaid principal balance), which represents over collateralization in those loans. Cash flows are to be distributed by E-LOAN Auto in the following manner: first to the hedge counterparty, second to the servicer, custodian and administrator, third to the lender for interest expense, fourth to the lender for principal payments, fifth to the Company and the lender any remaining cash flows, to be distributed in accordance with the agreement. The servicing fee is passed through to a sub-servicer of the Company, and as such the Company does not capitalize a servicing asset for the loans sold to E-LOAN Auto, since the cost to sub-service equals the servicing fee.

The following table provides a summary of activity in the retained interests in auto loans (dollars in thousands):

	2003	2004
Beginning Balance January 1,	$ 3,969	$ 11,658
Contributed basis in loans sold to E-LOAN Auto	1,943	1,733
Non-cash gain on sale	5,285	6,168
Accretion of present value discount	729	1,069
Excess cash flows received	(1,088)	(6,570)
Fair value adjustment	-	(206)
Ending Balance September 30,	$ 10,838	$13,852

At September 30, 2004, key valuation assumptions used to value the retained interests and the sensitivity of those assumptions to immediate 10% and 25% adverse changes in those assumptions are as follows:

September 30, 2004 (dollars in thousands)
Balance sheet carrying value of retained interests - fair value	$13,852
Weighted-average life (in months)	48.6
Weighted average prepayment speed assumptions (ABS)	1.47
Impact on fair value of 10% adverse change (1.62)	($508)
Impact on fair value of 25% adverse change (1.84)	($1,291)
Weighted average expected credit losses (life of loan loss rate)	64 bps
Impact on fair value of 10% adverse change (70 bps)	($467)
Impact on fair value of 25% adverse change (79 bps)	($1,180)
Residual cash flows discount rate (average annual rate)	12.0%
Impact on fair value of 10% adverse change (13.2%)	($203)
Impact on fair value of 25% adverse change (15.0%)	($501)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value of the retained interests based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in the above table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayment speeds but increased credit losses), which might magnify or counteract the sensitivities.

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

8. NOTES PAYABLE

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, National Association to support working capital needs. The interest rate charged on borrowings against these funds is based on LIBOR plus 2% and is payable monthly. The line of credit was originally scheduled to expire on June 30, 2004. However, on December 11, 2003, the agreement was amended to reduce the line of credit to $2,350,000 and extend the expiration date to June 30, 2005. As part of the amendment, the Company was required to provide restricted cash as collateral for this line of credit (see Note 3). Currently, the line of credit is being utilized to support letters of credit related to the Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds. The Company was in compliance with all debt covenants for this agreement during the three and nime months ended and at September 30, 2004. No balance was outstanding on this line as of December 31, 2003 or September 30, 2004.

9. WAREHOUSE AND OTHER LINES PAYABLE

The Company has a warehouse line of credit for borrowings of up to $75 million for the interim financing of mortgage loans with GMAC Mortgage Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. This warehouse line requires the Company to pay GMAC a non-use fee when the average outstanding principal amount of borrowings is less than 50% of the total commitment at a rate of 0.25% per annum on the daily average unutilized commitment. Borrowings are collateralized by the related mortgage loans held-for-sale. This warehouse line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $15.0 million. The Company was in compliance with these covenants during the three and nine months ended and at September 30, 2004. The committed line of credit expires on March 31, 2005.

The Company has an agreement to finance up to $400 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan purchasers with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. As part of this agreement the Company had to pay a commitment fee of $1.0 million for the period March 31, 2003 through March 30, 2004. The commitment fee was reduced to $750,000 for the period March 15, 2004 through March 14, 2005. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. Prior to an amendment in March 2004, the Company was required to maintain a restriction of $2.5 million in cash as additional collateral. Subsequent to the amendment, there is no restriction on cash related to this facility. The Company was in compliance with these covenants during the three and nine months ended and at September 30, 2004. The line will expire on March 14, 2005.

In addition, the Company has a mortgage loan purchase and sale agreement with Greenwich Capital. Under the terms of this agreement, mortgage loans which are allocated to a mandatory sell forward commitment between the Company and a loan purchaser, but have not yet been settled, may be sold to Greenwich Capital subject to the accompanying trade assignment. Revenue, in the form of a retained interest, derived from sales under this agreement is included as a receivable on the balance sheet until the transaction is settled (see Note 6). The balance of loans sold related to these receivables was $305.1 million and $361.8 million as of December 31, 2003 and September 30, 2004, respectively.

The Company has a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to their sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility requires the Company to pay an unused line fee equal to 0.50% per year on the average daily unused line balance. This facility expires on July 13, 2005. This line includes various financial and non-financial covenants. The Company was in compliance with the various covenants during the three and nine months ended and at September 30, 2004.

The Company has an uncommitted warehouse line of credit agreement for borrowings of up to $100 million for the interim financing of mortgage loans with Merrill Lynch Mortgage Capital Inc. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The uncommitted warehouse line of credit expires on February 4, 2005. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with these covenants during the period ended and at September 30, 2004.

The following summarizes warehouse and other lines payable at December 31, 2003 and September 30, 2004 (dollars in thousands):

                                                    December 31,  September 30,
                                                        2003          2004
                                                    ------------  ------------
Warehouse lines - GMAC............................ $      8,066  $      8,096
Warehouse lines - Greenwich.......................       31,462        15,939
Warehouse lines - Merrill (Mortgage)..............           --        13,707
Line of credit - Merrill (Auto)...................        4,755         6,107
                                                    ------------  ------------
                                                   $     44,283  $     43,849
                                                    ============  ============

10. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following summarizes accounts payable, accrued expenses and other current liabilities at December 31, 2003 and September 30, 2004 (dollars in thousands):

                                                    December 31,  September 30,
                                                        2003          2004
                                                    ------------  ------------
Accounts payable.................................. $      4,614  $      7,345
Accrued compensation..............................        1,987         3,454
Income tax payable................................         (614)         (577)
Other current liabilities.........................        1,646         2,420
Reserves..........................................        2,386         2,414
Interest payable..................................          347           470
                                                    ------------  ------------
                                                   $     10,366  $     15,526
                                                    ============  ============

Included in other current liabilities is an amount related to the fair value of SFAS 133 derivatives of $0.9 and $1.1 million at December 31, 2003 and September 30, 2004, respectively.

Included in the accounts payable, accrued expenses and other current liabilities is an amount related to reserves the Company established for representations and warranties and premium repayment liability. The Company sells loans to loan purchasers on a servicing released basis subject to certain representations and warranties from the Company to the purchaser. As such, the risk of loss or default by the borrower has generally been assumed by these purchasers. However, the Company is generally required by these purchasers to make certain representations relating to borrower creditworthiness, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults. In connection with a majority of its loan sale agreements, the Company is also responsible for ensuring that the borrower makes a minimum number of payments to be made on each loan, or else the Company may be required to refund the premium paid to it by the loan purchaser. As such, the Company records reserves based on certain assumptions in anticipation of future losses as a result of current sales activity.

Loss reserves due to breaches of representations and warranties are recorded based on a percentage of current month sales. The Company currently calculates this loss rate exposure based on its historical loss rates as well as similar lending portfolios. Once the Company has endured a complete economic cycle, the rate will be adjusted based on actual losses as a percentage of origination volume on a historical basis. Premium repayment reserves, generated through early loan prepayments related to loans sold to loan purchasers, are recorded based on a rate determined by calculating actual prepayments as a percentage of sales on a historical basis applied to current month sales. The following illustrates the changes in the reserve balance for the three months ended September 30, 2004 by product (in thousands):

                                                                      Home
                                                      Mortgage       Equity        Auto         Total
                                                    ------------  ------------  -----------  -----------
Balance at 1/1/04................................. $      1,309  $        966  $       111  $     2,386
   Increase to reserve............................          162           325           18          505
   Losses incurred................................         (316)         (355)         (20)        (691)
                                                    ------------  ------------  -----------  -----------
Balance at 03/31/04............................... $      1,155  $        936  $       109  $     2,200
   Increase to reserve............................          215           311           --          526
   Losses incurred................................         (286)         (145)          12         (419)
                                                    ------------  ------------  -----------  -----------
Balance at 06/30/04............................... $      1,084  $      1,102  $       121  $     2,307
   Increase to reserve............................          245           588           --          833
   Losses incurred................................         (303)         (333)         (90)        (726)
                                                    ------------  ------------  -----------  -----------
Balance at 09/30/04............................... $      1,026  $      1,357  $        31  $     2,414
                                                    ============  ============  ===========  ===========

11. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues (in thousands):

                                                       Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                        2003          2004         2003         2004
                                                    ------------  ------------  -----------  -----------
                                                     (restated)                  (restated)
Revenues:
   Mortgage....................................... $     27,306  $     14,421  $    83,458  $    47,017
   Interest income on mortgage loans..............        4,535         1,160       13,714        4,847
   Home equity....................................        7,637        13,216       17,086       31,510
   Interest income on home equity loans...........        1,079           930        2,011        2,354
   Auto...........................................        2,927         3,665        8,847        9,648
   Closing services...............................           --         1,407           --        2,842
   Other..........................................          382           299        1,030          910
                                                    ------------  ------------  -----------  -----------
         Total revenues........................... $     43,866  $     35,098  $   126,146  $    99,128
                                                    ============  ============  ===========  ===========

The following table provides the components of other income, net (in thousands):

                                                       Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                        2003          2004         2003         2004
                                                    ------------  ------------  -----------  -----------
Interest income on short-term investments......... $         40  $         20  $       143  $        65
Interest expense on non-warehouse
   facility borrowings............................          (25)          (11)         (33)         (26)
Other.............................................           --            17            5           12
                                                    ------------  ------------  -----------  -----------
                                                   $         15  $         26  $       115  $        51
                                                    ============  ============  ===========  ===========

12. OPERATING EXPENSES

The following table provides the components of operating expenses (in thousands):

                                                       Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                        2003          2004         2003         2004
                                                    ------------  ------------  -----------  -----------
                                                     (restated)                  (restated)
Compensation and benefits......................... $     14,821  $     14,564  $    43,837  $    41,875
Processing costs..................................        2,766         3,400        8,655        9,437
Advertising and marketing.........................       10,564        10,848       28,000       32,118
Occupancy and administration......................        3,749         4,460       11,509       12,462
Interest expense on warehouse borrowings..........        2,709         1,091        8,229        3,463
                                                    ------------  ------------  -----------  -----------
         Total operating expenses................. $     34,609  $     34,363  $   100,230  $    99,355
                                                    ============  ============  ===========  ===========

Commissions and bonus compensation comprised 25% and 25% of total compensation and benefits in the three months ended September 30, 2003 and 2004. Net occupancy costs comprised 15% and 22% of total occupancy and administration in the three months ended September 30, 2003 and 2004, respectively. Commissions and bonus compensation comprised 27% and 23% of total compensation and benefits in the nine months ended September 30, 2003 and 2004. Net occupancy costs comprised 16% and 22% of total occupancy and administration in the nine months ended September 30, 2003 and 2004, respectively. Included in compensation and benefits for the nine months ended September 30, 2004 is a charge related to the resignation of the Company's prior President and Chief Operating Officer of approximately $1.0 million.

The following table provides detail of the operations component of total operating expenses classified by the following revenue-related categories (in thousands):

                                                       Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                        2003          2004         2003         2004
                                                    ------------  ------------  -----------  -----------
                                                     (restated)                  (restated)
Mortgage ......................................... $      9,257  $      7,068  $    27,694  $    20,592
Interest expense on mortgage loans................        2,149           576        6,641        2,182
Home equity.......................................        3,883         6,068       10,219       16,385
Interest expense on home equity loans.............          520           500        1,214        1,217
Auto..............................................        2,543         1,992        9,028        5,662
Closing services....................................         --         1,255           --        2,626
                                                    ------------  ------------  -----------  -----------
Total operations.................................. $     18,352  $     17,459  $    54,796  $    48,664
                                                    ============  ============  ===========  ===========

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

Individual mortgage loan risks are aggregated by loan type and pipeline production status and matched, based on estimated duration, with the appropriate hedging instrument, thus attempting to mitigate interest rate risk until closing and delivery. The Company currently hedges its mortgage pipeline through mandatory forward sales of Fannie Mae and Freddie Mac mortgage-backed securities and both mandatory and best efforts forward sale agreements with the ultimate loan purchaser. The Company determines which alternative provides the best execution in the secondary market at the time of commitment.

The Company believes that it has implemented a cost-effective economic hedging program to provide a high level of protection against subsequent changes in the market value of rate-lock commitments. However, an effective hedging strategy is complex and no hedging strategy can completely insulate the Company against such changes.

At September 30, 2004, the Company had extended locks to originate mortgage and home equity loans amounting to approximately $297.4 million (the "locked pipeline"). At September 30, 2004, the Company had entered into best efforts forward loan sale agreements amounting to approximately $52.5 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to counterparty risk. However, it is the Company's policy and practice to use well-established U.S. financial institutions to mitigate that risk; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

At September 30, 2004, the Company had entered into mandatory sell forward commitments amounting to approximately $146.2 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market value of unsold loans. At September 30, 2004, the Company had entered into $22.8 million of commitments with loan purchasers to deliver loans related to funded loans held-for-sale.

The Company issues auto loan approvals on its prime loan production. Approved auto loan applicants are provided a guaranteed rate for up to a 45 day period. At September 30, 2004, the Company had entered into amortizing swap contracts in the amount of $25.1 million, as an economic hedge of anticipated funded loans from auto loan approvals.

Future Commitments

The Company has future payment commitments for operating leases and non-cancelable TV media aggregating $5.8 million, $2.7 million, $2.7 million and $2.7 million for the years 2004, 2005, 2006 and 2007, respectively. The Company has total commitments of $6.6 million for the years 2008 and beyond.

The Company has an available line of credit in the amount $2,350,000. The Company is required to provide restricted cash as collateral for this line of credit (see Note 3). Currently, the line of credit is being utilized to support letters of credit related to the new Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds.

14. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On November 3, 2004, the management of the Company determined that its previously issued financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 should be restated to correct the accounting error described below.

On June 17, 1999, the Company entered into a Mortgage Loan Purchase and Sale Agreement with Greenwich Capital Financial Products, Inc. ("Greenwich"), see Note 9. Under the terms of this agreement, mortgage and home equity loans that are allocated to a mandatory sell forward commitment between the Company and a loan purchaser, but have not yet been settled, may be sold to Greenwich with the accompanying trade assignment. The Company accounts for these transfers as sales, in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140).

The Company's historical practice has been to continue to recognize interest income and interest expense on loans sold under its agreement with Greenwich in the period from the time of sale until the time of settlement with the committed loan purchaser. As part of the Company's review and preparation of its financial statements for the quarter ended September 30, 2004, the Company determined that this interest income and interest expense should have been included in the calculation of the gain on loans sold rather than to be recognized as additional interest income and interest expense in the period subsequent to the sale of the loans. The cumulative impact of this error was an understatement of income of $615,000 during 2003 and the first two quarters of 2004, a period in which the company earned $22 million (income for 2003 was understated $703,000 and income for 2004 was overstated $88,000). The following schedule sets forth the error and the corrected amounts (in thousands, except per share amounts):

Summary                            As                    As                    As
                                Previously    As      Previously    As      Previously    As
                                Reported   Restated   Reported   Restated   Reported   Restated
                                3 Months   3 Months     Total      Total    6 Months   6 Months
                                 Q3 2003    Q3 2003     2003       2003      Q2 2004    Q2 2004
                                ---------  ---------  ---------  ---------  ---------  ---------
Interest Income                $   6,480  $   5,614  $  22,693  $  18,475  $  10,526  $   5,110
Total Diversified Revenue         24,541     24,522     80,737     80,200     46,877     45,169
Total Revenue                     44,057     43,866    154,052    152,707     66,675     64,030
Interest Expense                   3,082      2,669     11,199      9,151      4,882      2,324
Total Operating Expense           35,023     34,610    130,410    128,362     67,550     64,992
Net Income                         8,018      8,240     22,634     23,337       (850)      (937)
EPS                                 0.12       0.12       0.34       0.35      (0.01)     (0.01)

Detail                             As                    As                    As
                                Previously    As      Previously    As      Previously    As
                                Reported   Restated   Reported   Restated   Reported   Restated
                                 Q1 2003    Q1 2003    Q2 2003    Q2 2003    Q3 2003    Q3 2003
                                ---------  ---------  ---------  ---------  ---------  ---------
Refi Mortgage                  $  17,938  $  18,242  $  21,410  $  21,625  $  16,871  $  17,020
Interest Income on
   Refi Mortgage                   3,015      2,731      3,258      2,997      2,646      2,324
Diversified Mortgage               5,913      6,146     10,096     10,140      9,985     10,286
Interest Income on
   Diversified Mortgage            1,849      1,691      1,894      1,761      2,492      2,211
Home Equity                        3,939      4,051      5,334      5,398      7,412      7,637
Interest Income on Home
   Equity                            424        323        683        608      1,342      1,079
Mortgage Interest Expense          2,398      2,178      2,506      2,314      2,435      2,149
Home Equity Interest Expense         288        220        531        473        647        521

Total Diversified Revenue      $  15,265  $  15,351  $  21,434  $  21,335  $  24,541  $  24,522
Total Revenue                     36,219     36,324     46,102     45,956     44,057     43,866
Total Operating Expense           29,103     28,815     37,056     36,806     35,023     34,610
Net Income                         6,332      6,726      8,076      8,180      8,018      8,240
EPS                                 0.10       0.11       0.12       0.12       0.12       0.12

Detail                             As                    As                    As
                                Previously    As      Previously    As      Previously    As
                                Reported   Restated   Reported   Restated   Reported   Restated
                                 Q4 2003    Q4 2003    Q1 2004    Q1 2004    Q2 2004    Q2 2004
                                ---------  ---------  ---------  ---------  ---------  ---------
Refi Mortgage                  $   6,663  $   7,356  $   7,856  $   8,458  $   7,888  $   8,430
Interest Income on
   Refi Mortgage                   1,514        213      1,442        582      2,611      1,392
Diversified Mortgage               6,372      6,513      6,679      7,050      8,118      8,659
Interest Income on
   Diversified Mortgage            1,879      1,549      1,494        677      1,851      1,036
Home Equity                        6,671      7,063      9,251      9,555      8,328      8,738
Interest Income on Home
   Equity                          1,697        988      1,473        480      1,654        944
Mortgage Interest Expense          1,517        786      1,404        602      1,847      1,004
Home Equity Interest Expense         876        510        868        283        763        435

Total Diversified Revenue      $  19,497  $  18,992  $  22,726  $  21,592  $  24,151  $  23,577
Total Revenue                     27,674     26,561     32,024     30,631     34,651     33,399
Total Operating Expense           29,228     28,132     33,159     31,772     34,391     33,220
Net Income                           208        191     (1,120)    (1,125)       270        189
EPS                                 0.00       0.00      (0.02)     (0.02)      0.00       0.00

The restatements above resulted in immaterial changes to previously "as reported" balances for accumulated deficit (for the income statement amounts) and accounts receivable, prepaids and other assets (for the incremental retained interest). All affected balances in this filing have been restated to correct for the accounting error noted above. to correct for the accounting error noted above.

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

RESTATEMENT OF PRIOR PERIOD RESULTS

Certain prior period amounts have been restated to correct for an accounting error discussed in detail in Note 14 to the financial statements.

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

RESULTS OF OPERATIONS

The following table sets forth the unaudited results of operations from the Company's statements of operations as a percentage of total revenues for the periods indicated (dollars in thousands, except per share amounts):

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,             September 30,
                                                            2003         2004         2003         2004
                                                         -----------  -----------  -----------  -----------
                                                          (restated)                (restated)
Revenues .............................................. $    43,866  $    35,098  $   126,146  $    99,128

Operating expenses:
    Operations ........................................      18,352       17,459       54,796       48,664
    Sales and marketing................................      11,890       12,105       31,815       35,744
    Technology.........................................       2,205        2,271        6,559        6,528
    General and administrative.........................       2,162        2,528        7,060        8,419
                                                         -----------  -----------  -----------  -----------
           Total operating expenses....................      34,609       34,363      100,230       99,355
                                                         -----------  -----------  -----------  -----------
Income (loss) from operations..........................       9,257          735       25,916         (227)
Other income, net......................................          15           26          115           51
                                                         -----------  -----------  -----------  -----------
Income (loss) before taxes.............................       9,272          761       26,031         (176)
Income taxes...........................................      (1,032)          --       (2,885)         (51)
                                                         -----------  -----------  -----------  -----------
Net income (loss)...................................... $     8,240  $       710  $    23,146  $      (227)
                                                         ===========  ===========  ===========  ===========

Net income (loss) per share:
    Basic.............................................. $      0.13  $      0.01  $      0.38  $     (0.00)
                                                         ===========  ===========  ===========  ===========
    Diluted............................................ $      0.12  $      0.01  $      0.35  $     (0.00)
                                                         ===========  ===========  ===========  ===========

AS A PERCENTAGE OF REVENUES:

Revenues ..............................................         100%        100%        100%        100%

Operating expenses:
    Operations ........................................          42%         50%         43%         49%
    Sales and marketing................................          27%         34%         25%         36%
    Technology.........................................           5%          6%          5%          7%
    General and administrative.........................           5%          8%          6%          8%
                                                         -----------  -----------  -----------  -----------
           Total operating expenses....................          79%         98%         79%        100%
                                                         -----------  -----------  -----------  -----------
Income (loss) from operations..........................          21%          2%         21%         -- %
Other income, net......................................          -- %         -- %         -- %         -- %
                                                         -----------  -----------  -----------  -----------
Income (loss) before taxes.............................          21%          2%         21%         -- %
Income taxes...........................................          (2)%         -- %         (3)%         -- %
                                                         -----------  -----------  -----------  -----------
Net income (loss)......................................          19%          2%         18%         -- %
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

The following table provides the components of revenue shown as a percentage of total revenues (dollars in thousands):

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,             September 30,
                                                            2003         2004         2003         2004
                                                         -----------  -----------  -----------  -----------
                                                          (restated)                (restated)
Revenues:
   Mortgage............................................ $    27,306  $    14,421  $    83,458  $    47,017
   Interest income on mortgage loans...................       4,535        1,160       13,714        4,847
   Home equity.........................................       7,637       13,216       17,086       31,510
   Interest income on home equity loans................       1,079          930        2,011        2,354
   Auto................................................       2,927        3,665        8,847        9,648
   Closing services....................................          --        1,407           --        2,842
   Other...............................................         382          299        1,030          910
                                                         -----------  -----------  -----------  -----------
         Total revenues................................ $    43,866  $    35,098  $   126,146  $    99,128
                                                         ===========  ===========  ===========  ===========

   Mortgage............................................          62%         41%         66%         47%
   Interest income on mortgage loans...................          10%          3%         11%          5%
   Home equity.........................................          17%         38%         14%         32%
   Interest income on home equity loans................           2%          3%          2%          2%
   Auto................................................           7%         10%          7%         10%
   Closing services......................................        -- %          4%         -- %          3%
   Other...............................................           2%          1%         -- %          1%
                                                         -----------  -----------  -----------  -----------
         Total revenues................................         100%        100%        100%        100%
                                                         ===========  ===========  ===========  ===========

The following table summarizes dollar volume of loans sold and the revenue (excluding interest income) in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                          Three Months Ended      Nine Months Ended
                              September 30,           September 30,
                            2003        2004        2003        2004
                         ----------  ----------  ----------  ----------
                         (restated)              (restated)
Mortgage
$ Volume                $1,289,200  $  709,941  $3,613,950  $2,366,121
Revenue                 $   27,306  $   14,421  $   83,458  $   47,017
BPS                            212         203         231         199

Home Equity
$ Volume                $  275,227  $  403,814  $  635,185  $1,037,737
Revenue                 $    7,637  $   13,216  $   17,086  $   31,510
BPS                            277         327         269         304

Auto
$ Volume                $  193,582  $  176,624  $  526,417  $  492,449
Revenue                 $    2,927  $    3,665  $    8,847  $    9,648
BPS                            151         208         168         196

Mortgage Revenues. The Company's mortgage revenues are derived from the origination and sale of loans. Mortgage loans are funded through the Company's warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Mortgage loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Mortgage revenues consist of refinance mortgage revenues and diversified mortgage revenues - which are comprised of purchase and non-prime mortgage loans. Mortgage revenues decreased $12.9 million to $14.4 million for the three months ended September 30, 2004 from $27.3 million for the three months ended September 30, 2003. Mortgage revenues decreased $36.4 million to $47.0 million for the nine months ended September 30, 2004 from $83.4 million for the nine months ended September 30, 2003. Mortgage revenues benefited significantly from refinance revenues during the three and nine months ended September 30, 2003. Refinance revenue experienced large declines in the three and nine months ended September 30, 2004, compared to the same period the prior year as the overall mortgage market shifted away from refinance loans, and increased competitive pricing impacted the revenue earned per loan. Diversified mortgage revenue volumes were also down as competition increased in this area with the large decline in refinance volume. Mortgage rates have increased in 2004, compared to the 2003 levels, as such the Company expects refinance activity to be down significantly in 2004 compared to 2003, and diversified mortgage revenues are expected to be down slightly, resulting in overall lower mortgage revenue amounts in 2004 as compared to 2003.

The following table summarizes the composition of the mortgage dollar volume of loans sold and the revenue (excluding interest income) in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                           Three Months Ended      Nine Months Ended
                              September 30,           September 30,
                            2003        2004        2003        2004
                         ----------  ----------  ----------  ----------
                         (restated)              (restated)
Refinance Mortgage
$ Volume                $  649,511  $  331,996  $2,183,836  $1,238,230
Revenue                 $   17,020  $    6,823  $   56,887  $   23,710
BPS                            262         206         260         191

Diversified Mortgage
$ Volume                $  639,688  $  377,945  $1,430,114  $1,127,891
Revenue                 $   10,286  $    7,598  $   26,571  $   23,307
BPS                            161         201         186         207

The following table reflects the percentages of the Company's mortgage closed loan volume from purchase and refinance loans as compared to the total market (according to Mortgage Bankers Association of America) through the third quarter of 2004. The Mortgage Bankers Association of America data for the third quarter of 2004 below represents its estimate as of September 17, 2004:

                     Q1 03    Q2 03    Q3 03    Q4 03    Q1 04    Q2 04     Q3 04
                    -------- -------- -------- -------- -------- -------- ---------
E-LOAN Mortgage*
    Purchase             25%      32%      45%      45%      37%      37%       44%
    Refinance            75%      68%      55%      55%      63%      63%       56%

Total Market*
    Purchase             29%      32%      32%      51%      47%      51%       67%
    Refinance            71%      68%      68%      49%      53%      49%       33%

*   Excludes home equity and auto loan volume

Interest Income on Mortgage and Home Equity Loans. The Company generates revenues from interest income on mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale. Interest income on mortgage decreased $3.3 million to $1.2 million for the three months ended September 30, 2004 from $4.5 million for the three months ended September 30, 2003 and interest income on home equity loans decreased $0.2 million to $0.9 million for the three months ended September 30, 2004 from $1.1 million for the three months ended September 30, 2003.

Interest income on mortgage decreased $8.9 million to $4.8 million for the nine months ended September 30, 2004 from $13.7 million for the nine months ended September 30, 2003 and interest income on home equity loans increased $0.3 million to $2.3 million for the nine months ended September 30, 2004 from $2.0 million for the nine months ended September 30, 2003. The Company anticipates that with lower mortgage fundings in 2004 compared to 2003, interest income on mortgages in 2004 will be significantly lower than 2003. Interest income on home equity loans and lines of credit is expected to be higher for 2004, compared to 2003.

Home Equity Revenues. Home equity revenues are derived from the origination and sale of loans. Home equity loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers in approximately forty days from funding. Home equity loan revenues consist of proceeds recorded at settlement in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Home equity revenues increased $5.6 million to $13.2 million for the three months ended September 30, 2004 from $7.6 million for the three months ended September 30, 2003. Home equity revenues increased $14.4 million to $31.5 million for the nine months ended September 30, 2004 from $17.1 million for the nine months ended September 30, 2003. The significant increase in home equity revenue is due to increased volume of sold loans as well as increased revenue per loan. The Company expects that home equity revenues will be significantly higher in 2004 compared to 2003, consistent with the large increase in volumes from 2003 to 2004.

Auto Revenues. The Company funds prime auto loans using a line of credit and then sells them either via whole loan sales or to a qualified special purpose entity (QSPE), which was created in July 2002. Revenues from sales to the QSPE consist of the estimated future discounted cash flows net of interest, servicing fees and credit losses. Revenues on prime auto loan sales to the QSPE are recognized when the loan is sold to the QSPE. In addition, in exchange for the loans sold, the Company records a retained interest. A discount rate has been applied to the asset to account for the present value of the cash flows to be received over the life of the loans. The retained interest is an interest-earning asset. The difference between the estimated discounted cash flows and the actual cash flows received over time are accreted and included as auto revenue.

In July 2004, the Company began selling a portion of its prime auto loan production to Merrill Lynch via whole loan sales. The revenue on these loans is based on a fee derived from the composition of the loans being sold, and is recognized at time of transfer.

Prior to the third quarter of 2003, sub-prime auto loans were sold to sub-prime auto loan purchasers. The revenue on these loans consisted of the mark-up to the lending partner's loan price or a set origination fee. These revenues were recognized at the time the loan was sold. In the third quarter of 2003, the Company stopped processing and funding sub-prime auto loans and shifted this portion of the business to a referral based system. Presently loan applications that do not meet the prime auto lending criteria are referred out to other sub-prime lenders in exchange for a fee. This fee is recognized as revenue at the time of transfer to the sub-prime lender and paid to the Company monthly for the previous month's referrals. As expected, this transition resulted in a reduction in overall auto loan volume in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

Auto revenues increased $0.8 million to $3.7 million for the three months ended September 30, 2004 from $2.9 million for the three months ended September 30, 2003, and increased $0.8 million to $9.6 million for the nine months ended September 30, 2004 from $8.8 million for the nine months ended September 30, 2003. The slight increase in revenue in both periods is related to higher revenue per loan, in spite of lower volumes. Auto revenues for the three and nine months ended September 30, 2004 include a valuation adjustment which reduced the residual interest asset in the amount of $66,000 and $206,000, respectively, related to changes in prepayment speeds and loss rates.

The Company anticipates modest growth in both auto volume and revenue in 2004 as compared to 2003.

Closing Services Revenues. In the fourth quarter of 2003, the Company formed Escrow Closing Services, Inc, a wholly-owned subsidiary, which provides mortgage closing services, including HUD-1 and document preparation and signing, disbursement and recording services for a portion of our home equity business. For the three and nine months ended September 30, 2004, closing services revenues were $1.4 million and $2.8 million, respectively.

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

The following table provides detail of the Company's total operating expenses classified by major types of expense, expressed as a percentage of total operating expenses:

                                      Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       2003       2004       2003       2004
                                     ---------  ---------  ---------  ---------
                                    (restated)             (restated)
Compensation & Benefits                    43%        42%        44%        42%
Processing Costs                            8%        10%         9%        10%
Advertising & Marketing                    30%        32%        28%        32%
Occupancy & Administrative                 11%        13%        11%        13%
Interest Expense on Warehouse               8%         3%         8%         3%

As almost half of the total operating expenses of the Company are compensation and benefit related, the following table shows full-time headcount (including temporary and contract employees) by function at the end of each respective quarter:

                                         September 30,
                                       2003       2004
                                     ---------  ---------
Mortgage                                  453        304
Home Equity                               245        339
Auto                                      111        105
Closing Services                            2         29
Sales & Marketing                          31         29
Technology                                 61         68
General & Administrative                   67         73
                                     ---------  ---------
Total                                     970        947

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

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                                       Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                        2003          2004         2003         2004
                                                    ------------  ------------  -----------  -----------
                                                     (restated)                  (restated)
Mortgage ......................................... $      9,257  $      7,068  $    27,694  $    20,592
Interest expense on mortgage loans................        2,149           576        6,641        2,182
Home equity.......................................        3,883         6,068       10,219       16,385
Interest expense on home equity loans.............          520           500        1,214        1,217
Auto..............................................        2,543         1,992        9,028        5,662
Closing services....................................         --         1,255           --        2,626
                                                    ------------  ------------  -----------  -----------
Total operations.................................. $     18,352  $     17,459  $    54,796  $    48,664
                                                    ============  ============  ===========  ===========

Operations expense decreased $0.9 million to $17.5 million for the three months ended September 30, 2004 from $18.4 million for the three months ended September 30, 2003. Operations expense increased as a percentage of revenue from 42% to 50% for the three months ended September 30, 2003 and 2004, respectively. Operations expense increased for Home Equity (and its related interest expense) as a function of the increased volume. Closing services started in the fourth quarter of 2003, as such all of the 2004 activity is an increase compared to 2003. These increases were off-set by declines in mortgage (and its related interest expense) due to the sharp decline in volume, and declines in auto expense, also as a function of decreased volume. Operations expense decreased $6.1 million to $48.7 million for the nine months ended September 30, 2004 from $54.8 million for the nine months ended September 30, 2003. However, operations expense increased as a percentage of revenue from 43% to 49% for the nine months ended September 30, 2003 and 2004, respectively.

The following table provides detail of the Company's total mortgage operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total mortgage operations expenses (excluding interest expense):

                                      Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       2003       2004       2003       2004
                                     ---------  ---------  ---------  ---------
Mortgage Operations
   Headcount & Related                     46%        45%        45%        46%
   Commissions                             24%        24%        24%        22%
   Processing Costs                        18%        16%        19%        18%
   Facilities & Other                      12%        15%        11%        14%

The following table provides detail of the Company's total home equity operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total home equity operations expenses (excluding interest expense):

                                      Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       2003       2004       2003       2004
                                     ---------  ---------  ---------  ---------
Home Equity Operations
   Headcount & Related                     60%        57%        61%        58%
   Commissions                             14%        14%        12%        13%
   Processing Costs                        16%        18%        17%        18%
   Facilities & Other                      10%        11%        10%        11%

The following table provides detail of the Company's total auto operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total auto operations expenses (excluding interest expense):

                                      Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       2003       2004       2003       2004
                                     ---------  ---------  ---------  ---------
Auto Operations
   Headcount & Related                     70%        64%        64%        65%
   Commissions                              2%        --          1%         1%
   Processing Costs                        15%        14%        13%        14%
   Facilities & Other                      13%        22%        22%        20%

Direct Margin. Direct margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (dollars in thousands):

                                      Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       2003       2004       2003       2004
                                     ---------  ---------  ---------  ---------
                                    (restated)             (restated)
Mortgage........................... $  18,049  $   7,353  $  55,764  $  26,425
Mortgage interest margin...........     2,386        584      7,073      2,665
Home equity........................     3,754      7,148      6,867     15,125
Home equity interest margin........       559        430        797      1,137
Auto...............................       384      1,673       (181)     3,986
Closing services.....................      --        152         --        216
Other................................     382        299      1,030        910
                                     ---------  ---------  ---------  ---------
Total direct margin................ $  25,514  $  17,639  $  71,350  $  50,464
                                     =========  =========  =========  =========

Direct margin decreased $7.9 million to $17.6 million for the three months ended September 30, 2004 from $25.5 million for the three months ended September 30, 2003. Direct margin decreased $20.9 million to $50.5 million for the nine months ended September 30, 2004 from $71.4 million for the nine months ended September 30, 2003. The decline in direct margin is primarily due to decreased mortgage revenue per loan and decreased mortgage volumes, particularly from refinance loans. This decrease was offset by increased home equity volumes and revenue per loan. Auto direct margins increased, primarily due to increased revenue per loan, in spite of decreased volumes. Additionally, in the first six months of 2003, the Company incurred significant one-time costs of approximately $1.3 million in connection with the transition of auto operations from Florida to California, which negatively impacted direct margins for that time period. The Company anticipates that mortgage revenue per loan and the spread of interest income over interest expense will be down significantly in 2004 as compared to 2003, as the overall level of refinance activity has declined and competitive pricing pressure has increased, as a result of increased mortgage rates during the same period. Home Equity direct margins are expected to be up significantly in 2004 compared to those experienced in 2003, corresponding to the increase in loan volumes and revenue per loan. The Company expects higher auto direct margin in 2004 compared to 2003, largely as a result of increased revenue per loan.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses related to advertising, promotion and marketing agreements and employee compensation and other expenses related to marketing personnel. Sales and marketing expense increased $0.2 million to $12.1 million for the three months ended September 30, 2004 from $11.9 million for the three months ended September 30, 2003. Sales and marketing expense increased $3.9 million to $35.7 million for the nine months ended September 30, 2004 from $31.8 million for the nine months ended September 30, 2003. Sales and marketing expense increased as a direct result of increased spending in direct response television, direct response mail and online advertising. Sales and marketing expense increased as a percentage of revenue from 27% to 34% for the three months ended September 30, 2003 and 2004, respectively. Sales and marketing expense increased as a percentage of revenue from 25% to 36% for the nine months ended September 30, 2003 and 2004, respectively. The increase in sales and marketing expense as a percentage of revenues was due to a combination of increased spending levels and the decreased volumes in revenue in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. Sales and marketing expenses are expected to be comparable to third quarter 2004 levels, as a percentage of total revenues and in absolute dollars, throughout the remainder of 2004.

The following table provides detail of the Company's total sales and marketing expenses classified by major types of expense, expressed as a percentage of total sales and marketing expenses:

                                      Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       2003       2004       2003       2004
                                     ---------  ---------  ---------  ---------
Direct Response TV                         57%        52%        53%        54%
Direct Response Mail                       16%        17%        13%        18%
Online Advertising                         13%        15%        17%        14%
Other Advertising                           4%         4%         5%         3%
Headcount & Administrative                 11%        13%        12%        12%

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense increased $0.1 million to $2.3 million for the three months ended September 30, 2004 from $2.2 million for the three months ended September 30, 2003. Technology expense decreased $0.1 million to $6.5 million for the nine months ended September 30, 2004 from $6.6 million for the nine months ended September 30, 2003. Technology expense increased as a percentage of revenue from 5% to 6% for the three and nine months ended September 30, 2003 and 2004, respectively. The increase in technology expense as a percentage of revenues was primarily due to the decreased volumes in revenue in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. The Company expects technology expense to be approximately 6% of total revenues throughout the remainder of 2004.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense increased $0.3 million to $2.5 million for the three months ended September 30, 2004 from $2.2 million for the three months ended September 30, 2003, due primarily to an increase in headcount and professional services offset slightly by a $0.2 million reduction in legal reserves. General and administrative expense increased $1.3 million to $8.4 million for the nine months ended September 30, 2004 from $7.1 million for the nine months ended September 30, 2003. Included in general administrative expenses for the nine months ended September 30, 2004 was a charge of approximately $1.0 million as a result of the resignation of the Company's prior President and Chief Operating Officer. General and administrative expense increased as a percentage of revenue from 5% to 7% for the three months ended September 30, 2003 and 2004, respectively. Excluding the one-time charge, general and administrative expenses increased modestly from 6% of revenue in September 30, 2003 to 7% of revenue in September 30, 2004, primarily as a result of the decline in revenues. The Company expects general and administrative expense to be approximately 8% of total revenues throughout the remainder of 2004.

Other Income, net. Other income, net, is related to interest earned on cash equivalents offset by expense incurred on non-warehouse facility borrowings. Other income, net remained consistent at less than $0.1 million for the three and nine months ended September 30, 2004 and 2003, respectively.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Revenue Recognition. The Company's mortgage and home equity revenues are derived from the origination and sale of loans. Mortgage and home equity loans are funded through the Company's warehouse lines of credit and sold to loan purchasers typically within thirty days. Mortgage and home equity loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. In addition, the Company generates revenues from interest income on mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale. Also included in mortgage and home equity loan revenues are amounts recorded in connection with loans sold under a Sale Agreement with Greenwich Capital (see "Off-Balance Sheet Arrangements"). These amounts consist of gain on sale from transferred loans, in the form of a retained interest comprised of interest income, net of interest expense, and additional cash flows to be received at the time of settlement with the committed loan purchaser. The Company sells all loans to loan purchasers on a servicing released basis without recourse, subject to certain representations and warranties. Additionally, the Company is responsible for a minimum number of payments to be made on these loans. As such, the Company records reserves as a contra-revenue at the time a loan is sold, based on certain assumptions in anticipation of future losses as a result of current activity.

The Company funds prime auto loans using a line of credit and then sells them either via whole loan sales or to a qualified special purpose entity (QSPE), which was created in July 2002 (see "Off-Balance Sheet Arrangements"). Revenues from sales to the QSPE consist of the estimated future discounted cash flows net of interest, servicing fees and credit losses recorded in the form of the residual interest. Revenues on prime auto loan sales to the QSPE are recognized when the loan is sold to the QSPE. In addition, in exchange for the loans sold, the Company receives cash and a retained interest. A market discount rate has been applied to the asset to account for the present value of the cash flows to be received over the life of the loans. As a result, the retained interest asset is an interest-earning asset, and the difference between the estimated discounted cash flows and the actual cash flows received over time are accreted and included as auto revenue. Effective in the fourth quarter of 2003, the Company adopted Financial Interpretation No. 46(R), "Consolidation of Variable Interest Entities", ("FIN 46(R)"). FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company had variable interests in its qualified special purposes entity ("QSPE"), which are exempt from the provisions of FIN 46(R). The Company reports the rights and obligations related to the QSPE according to the requirements of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

In July 2004, the Company began selling a portion of its prime auto loan production to Merrill Lynch via whole loan sales. The revenue on these loans is based on a fee derived from the composition of the loans being sold, and is recognized at time of transfer.

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

Valuation of derivative instruments. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), as subsequently amended by Statement of Financial Accounting No. 138 and No. 149. In accounting for its derivative financial instruments, SFAS 133 requires an entity to recognize all derivative assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use in assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffectiveness of the hedge. These methods must be consistent with the entity's approach to managing risk. The Company is a party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. When the borrower locks their interest rate, the Company effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for the specified time period. Under SFAS 133, qualifying mortgage interest rate locks are derivatives. The Company is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale of the underlying loan. The Company utilizes either a best efforts sell forward commitment or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Both best efforts and mandatory sell forward sale commitments are derivatives under SFAS 133. Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory forward sale commitments are recorded as unrealized gains and losses and are included in the statement of operations in mortgage revenue.

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be measured. The Company designates forward delivery commitments, where the company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all best efforts sell forward commitments as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a best efforts sell forward commitment has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to designated SFAS 133 hedges during the three and nine months ended September 30, 2003 and 2004.

In September 2003, the Company began hedging its interest rate risk on auto loan approvals. When the Company issues an auto loan approval, the Company extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for up to a 45-day period. Under SFAS 133, auto loan approvals are not considered derivatives. However, the company is still exposed to interest rate risk from issuance of approval to loan sale. The Company enters into amortizing swap contracts to economically hedge the interest rate changes in auto loan approvals. These swap contracts are considered derivatives under SFAS 133 and are recorded at fair value. Subsequent changes in the value of outstanding swap contracts are recorded as unrealized gains and losses and included in the statement of operations in auto revenue.

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

Deferred Tax Asset. The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced. The Company's deferred tax asset arises principally from net operating loss carryforward (NOLs). There are significant judgments and estimates involved in projecting the recoverability of the deferred tax asset, particularly with respect to the existence of future taxable income sufficient to realize NOLs. The Company reported its first profitable year in 2002 and was again profitable in 2003. However, the sustained low interest rate environment created favorable operating conditions for the Company. During the fourth quarter of 2003 and the first nine months of 2004, the Company reported a loss from operations, largely as a result in declines in mortgage refinance volume. Management will continue to monitor projections of future taxable income and when it believes realization of the tax benefits associated with the NOLs is more likely than not, management will reduce the valuation allowance by recording a benefit through the income tax provision recorded in the statement of operations. Based upon the Company's performance throughout the remainder of the year it is possible that management would reduce the valuation allowance during 2004; however, management can provide no assurances as to the amount of such reduction, the period in which it might occur or if it will occur at all.

OFF-BALANCE SHEET ARRANGEMENTS

Retained interest in auto loans. On June 17, 2002, the Company entered into an arrangement to sell auto loan receivables to a qualified special purpose entity (QSPE), E-LOAN Auto Fund One, LLC ("E-LOAN Auto"), for the purpose of being able to recognize the gain on sale from these loans. These transactions involve the Company surrendering control over these assets to assure that the sold assets have been isolated from the Company and its creditors. In accordance with FAS 140 and FIN 46(R) the assets and liabilities of E-LOAN Auto are appropriately not consolidated in financial statements of the Company. In the event that the entity no longer qualifies as a QSPE and is required to be consolidated, the Company would no longer be in compliance with certain debt covenants related to its warehouse and other lines of credit, as currently structured. In particular, the Company's debt to tangible net worth covenants would be exceeded, however management believes that it would be able to renegotiate its existing warehouse related covenants to adequately accommodate the consolidation of this entity, if needed. E-LOAN Auto has obtained a secured borrowing facility from Merrill Lynch Bank USA to finance all purchases of loans from the Company. The Company recognizes a gain on the sale of auto loan receivables to E-LOAN Auto in the period in which the sale occurs, which represents the difference between the sale proceeds to the Company and the Company's net carrying value of the receivables. The Company retains an interest in the future cash flows from the loans. Such cash flows are distributed to the Company by the QSPE monthly. The fair value of the retained interest asset is based upon a discounted cash flow model of the estimated future cash flows to be received by the Company over the life of the loans. These retained interest assets are recorded on the balance sheet at fair value as trading assets, and are adjusted to estimated fair value at each subsequent reporting period. Changes in the estimated fair value of the residual interests are recorded through the statement of operations. Estimates of future cash flows to be received by the Company reflect assumptions regarding the cumulative credit losses to be incurred on the pool of auto loan receivables sold, prepayment rates of the auto loans and the rate at which the estimated future excess cash flows are discounted. The assumptions used represent the Company's best estimates, and the use of different assumptions could produce different financial results. The Company will continue to monitor and update its assumptions over time.

Sale Agreement with Greenwich Capital. The Company has a loan purchase and sale agreement with Greenwich Capital, for the purpose of controlling the timing associated with loan sales. Under the terms of this agreement, mortgage loans which are allocated to a mandatory sell forward commitment between the Company and a loan purchaser, but have not yet been settled, may be sold to Greenwich Capital with the accompanying trade assignment. Revenues, in the form of a retained interest, from loans sold under this arrangement are included as a receivable on the balance sheet. All loans sold under this arrangement are already committed to another loan purchaser, and as such, hold little risk of being unsaleable. Therefore, in the event that the Company was unable to utilize this arrangement, the Company would experience a one-time impact to revenues in the period this arrangement was discontinued.

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

Cash provided by operating and financing activities related to its warehouse and other lines payable was $15.8 million for the nine months ended September 30, 2004. Specifically, the Company obtained cash from net income, excluding non-cash related items, of $4.7 million for the nine months ended September 30, 2004. In addition, the Company benefited from positive cash flow due to the reduction of other assets in the amount of $4.5 million, specifically prepaid marketing expenses, and the reduction of receivables in connection with loan sales. Further, the Company benefited from positive cash flow as a result of loans held-for-sale net of warehouse payable decreasing which provided $3.6 million in net cash, and the increase of accounts payables and other accrued expenses in the amount of $5.2 million. However, these sources of cash were offset by the continued increase in the retained interest asset which grew another $2.2 million as additional auto loans were sold to the QSPE in the nine months ended September 30, 2004.

Cash provided by operating and financing activities related to its warehouse and other lines payable, was $15.8 million for the nine months ended September 30, 2003. Specifically, the Company utilized cash as a result of an increase in receivables and other assets of $14.1 million, which included an increase of $15.1 million related to receivables in connection with loan sales. In addition, the Company utilized cash as a result of the continued increase of the retained interest asset of $6.9 million as additional auto loans were sold to the QSPE in the nine months ended September 30, 2003. These uses of cash were offset by a source of cash from net income, excluding non-cash related items, of $26.7 million for the nine months ended September 30, 2003. In addition, the Company benefited from positive cash flow as a result of loans held-for-sale net of warehouse payable decreasing and providing $3.0 million in net cash.

Net cash used in investing activities was $7.6 million and $5.1 million for the nine months ended September 30, 2003 and 2004, respectively. Net cash used during the nine months ended September 30, 2003 was primarily due to the addition of infrastructure related to increased headcount and investment in new technology systems. In October 2003, the Company began relocating its corporate headquarters and consolidating its operational facilities to a larger, single facility in Pleasanton, California. Capital expenditures related to the new facility (net of tenant improvement allowances) were $2.0 million for the nine months ended September 30, 2004. The remaining cash used on investing activities during the nine months ended September 30, 2004 was mostly related to capitalized development.

Cash provided by financing activities, net of cash used by its warehouse and other lines payable was $4.6 million and $1.4 million for the nine months ended September 30, 2003 and 2004, respectively. The increase for both periods presented was primarily due to the issuance of common stock from the exercise of stock options.

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

The Company has a warehouse line of credit for borrowings of up to $75 million for the interim financing of mortgage loans with GMAC Mortgage Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. This warehouse line requires the Company to pay GMAC a non-use fee when the average outstanding principal amount of borrowings is less than 50% of the total commitment at a rate of 0.25% per annum on the daily average unutilized commitment. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on March 31, 2005. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $15.0 million in addition to the requirement that the Company maintain at least one other committed warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for the three and nine months ended and at September 30, 2004.

The Company has an uncommitted warehouse line of credit for borrowings of up to $100 million for the interim financing of mortgage loans with Merrill Lynch Mortgage Capital Inc. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The uncommitted line of credit expires on February 4, 2005. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for the three and nine months ended and at September 30, 2004.

The Company has an agreement to finance up to $400 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan purchasers with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. As part of this agreement the Company had to pay a commitment fee of $1.0 million for the period of March 31, 2003 through March 30, 2004. The commitment fee was reduced to $750,000 for the period March 15, 2004 through March 14, 2005. The line requires the restriction of $2.5 million in cash as additional collateral, however, in March 2004, the line was amended to remove this restriction. The line expires March 14, 2005. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $75 million in committed funds. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for the three and nine months ended and at September 30, 2004.

The Company has a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to the sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility requires the Company to pay an unused line fee equal to 0.50% per year on the average daily unused line balance. This facility expires on July 13, 2005. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. Additionally, the Company is prohibited from obtaining or incurring any debt or contingent liability in excess of $5 million without prior consent from the lender. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for the three and nine months ended and at September 30, 2004.

On November 3, 2004, the Company determined that its previously issued financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 should be restated. In connection with the restatements, we have reviewed our warehouse lines of credit and other credit facilities that contain various representations and warranties about the accuracy of our financial statements provided to the lenders. We believe the restatements do not constitute a breach of the representations and warranties we have made under such agreements. In the event that a lender disagrees, we may be in default under the applicable agreement which would entitle the lender to terminate the agreement and require us to repay all amounts then outstanding. In the event of a default, we will seek an appropriate waiver, which we believe we will be able to obtain.

The following table summarizes the key terms of our current warehouse and other lines payable:

                                      GMAC       Greenwich    Merrill       Merrill
                                    Mortgage      Capital       Lynch        Lynch
                                      $75M         $400M        $100M        $10M
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

(1) All minimum cash requirements include restricted cash, however restricted cash related to the Merrill Lynch $10 million line may not exceed $5 million

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, National Association to support working capital needs. The interest rate charged on borrowings against these funds is based on LIBOR plus 2%, and is payable monthly. The line of credit was originally scheduled to expire on June 30, 2004. On December 11, 2003, the agreement was amended to reduce the line of credit to $2,350,000 and extend the expiration date to June 30, 2005. As part of the amendment, the Company was required to provide restricted cash as collateral for this line of credit. Currently, the line of credit is being utilized to support letters of credit related to the Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds. The Company was in compliance with all covenants for this agreement for the three and nine months ended and at September 30, 2004.

The adequacy of our liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties and access to capital markets. With $45.8 million of cash on hand at September 30, 2004 and borrowing capacity under our warehouse and other lines of credit of $585 million, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur for at least the next twelve months; however, our ability to maintain positive liquidity going forward depends on our ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

FORWARD LOOKING STATEMENTS

The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as the Company's plans to increase the number of purchase loans, the relative importance of loans E-LOAN originates and sells and growth in the number of applications received, statements regarding development of E-LOAN's business, future operating results, anticipated capital expenditures, the expectations as to the availability and use of capital resources and the availability of additional financing, and other statements contained in this Report regarding matters that are not historical facts, are only estimates or predictions and cannot be relied upon. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the company or actual results differing from the assumption underlying such statements. Such risks and assumptions include, but are not limited to, E-LOAN's ability to access additional debt or equity financing in the future, secure replacement lines of credit for mortgage and auto loans, respond to increasing competition, secure additional loan purchasers, manage growth of E-LOAN's operations, as well as regulatory, legislative, and judicial developments that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Factors Affecting Future Operating Results" and other cautionary statements included herein. The Company disclaims any obligation to update information contained in any forward-looking statement.

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

While we achieved profitability during fiscal years 2002 and 2003, we have an accumulated deficit of $183.1 million, as of September 30, 2004. In the fourth quarter of 2003, we experienced a pre-tax loss of $1.5 million and in the first nine months of 2004, we experienced a loss of $0.2 million and may not regain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

We attempt to manage our interest rate risk exposure on mortgage loan interest rate locks through hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans we expect to fund. An effective hedging strategy is complex, and we have limited experience administering a hedging program. A successful hedging program depends in part on our ability to properly estimate the number of loans that will actually close and is subject to fluctuations in the prices of mortgage-backed securities, which do not necessarily move in tandem with the prices of loans we originate and close. To the extent that we implement a hedging strategy but are unable to effectively match our purchases and sales of mortgage-backed securities with the sale of the closed loans we have originated, our gains on sales of mortgage loans will be reduced, or we will experience a net loss on those sales. In addition, in September 2003, we began managing our interest rate exposure related to our auto loan approvals by entering into amortizing swap contracts. Approved auto loan applicants are provided a guaranteed rate for up to a 45 day period. To the extent that we implement a hedging strategy but are unable to effectively match our coverage with anticipated loan volume, it is possible that we could experience a net loss on those loan approvals. Finally, if we are unable to obtain the necessary liquidity to execute our hedging programs through multiple hedge counterparties, our hedging strategy may not succeed. We currently have one counter-party for auto hedging and 16 counterparties for mortgage hedging.

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

We are primarily dependent on four loan purchasers for most of our home equity business

For the quarter ended September 30, 2004, the majority of our home equity loans were purchased by E*Trade, RFC, Wachovia and Citicorp, pursuant to Home Equity Loan/Line purchase agreements. If any of these loan purchasers are unable or unwilling to purchase our home equity loans, we may experience delays in our ability to accept or process home equity loan applications until we are able to secure new sources of loan purchasers. Sufficient additional sources of loan purchasers for our home equity loans may not be available on favorable terms or at all.

We are dependent on two loan purchasers for all of our auto loan business.

We currently sell all of our prime auto loans either to Merrill Lynch via whole loan sales or to E-LOAN Auto Fund One, LLC, a qualified special purpose entity (QSPE). The QSPE is dependent on Merrill Lynch Bank USA to provide the necessary financing to continue purchasing loans from us. If Merrill Lynch Bank USA is unable or unwilling to provide continuing financing to the QSPE, additional forms of financing may not be available on favorable terms or at all.

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

While we have implemented a substantial program to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, any failure to comply or any adverse results from the evaluation required under such section is unknown at this time and could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to perform an evaluation of its internal control over financial reporting and have our independent auditors attest to such evaluation. We must implement these requirements for the first time in connection with the preparation of the annual report for the year ending December 31, 2004. We have been actively preparing for the implementation of this requirement by, among other things, establishing an ongoing program to document, evaluate and test the systems and processes necessary for compliance. Certain deficiencies have been identified in connection with this program which have been or are in the process of being remediated. If we fail to complete our evaluation, including the necessary testing and remediation, on a timely basis and in a satisfactory manner, our independent auditors may be unable to attest on a timely basis to the adequacy of the Company's internal control. While the impact of this is uncertain at this time, it could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

ITEM 4. CONTROLS AND PROCEDURES

As discussed in Note 14 to the September 30, 2004 financial statements, the Company determined that errors had been made in certain prior financial statements in the calculation of gain and loss on loans sold pursuant to its Mortgage Loan Purchase and Sale Agreement with Greenwich Capital Financial Products, Inc. ("Greenwich") dated June 17, 1999. The Company's historical practice has been to continue to recognize interest income and interest expense on loans sold under its agreement with Greenwich in the period from the time of sale until the time of settlement with the committed loan purchaser. The Company determined that this interest income and interest expense should have been included in the calculation of the gain on loans sold rather than to be recognized as additional interest income and interest expense in the period subsequent to the sale of the loans. The cumulative impact of this error was an understatement of income of $615,000 during 2003 and the first two quarters of 2004, a period in which the company earned $22 million (income for 2003 was understated $703,000 and income for 2004 was overstated $88,000).

The Company's management has determined that the error resulted from a material weakness in the Company's internal procedures and controls related to loan sales pursuant to the Greenwich agreement. It has implemented changes to ensure that transactions pursuant to the agreement are property recorded through the introduction of improved policies and procedures that include: a detailed process checklist, an incremental level of supervision review, and documentation that evidences the improved procedures were satisfactorily completed. These enhancements were implemented during the quarter ended September 30, 2004 and were operating as of that date.

Consistent with the provisions and spirit of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder, we maintain a process of continuous review of our internal controls to improve and enhance them, with the assistance of both our internal accounting staff and our independent accountants. As part of this review, the Company identified various control deficiencies. While none of the deficiencies individually are considered to be material, in the aggregate when measured against the Company's relatively nominal profits they may be deemed to be material. The Company has remediated or is in the process of remediating each of the deficiencies. Specific remediation efforts have included: improved documentation of policies and procedures, improved supervision review procedures, and enhanced segregation of duties.

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation and taking into account the deficiencies discussed above and the mitigating controls that have been implemented, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission.

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

Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 12, 2004, which discloses claims which have been filed against the Company. There have been no material developments with respect to these claims since the previously filed Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999 PDF
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated February 15, 2001 (1)
3.3	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001 (2)
10.1	E-LOAN 2004 Executive Bonus Plan PDF
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002+

________

(1) Incorporated by reference to Exhibit 3.2 of the Company's Amendment to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed on April 23, 2001.

(2) Incorporated by reference to Exhibit 3.3 of the Company's Amendment to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed on April 23, 2001.

* Confidential Treatment Requested

# Filed herewith

+ Furnished herewith

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

Dated: November 9, 2004

By:	/s/ Matthew Roberts
Matthew Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)