Form 10-K/A
period 2003-12-31
E LOAN INC
filed 2005-03-25
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

INTRODUCTORY NOTE

On November 4, 2004, E-LOAN, Inc. (the "Company") issued a press release announcing that it would amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004 and June 30, 2004 to restate the financial statements included in the reports to correct for an accounting error.

Accordingly, this Form 10-K/A is being filed to amend the Company's Annual Report on Form 10-K for the period ended December 31, 2003 in order to reflect the restatement of the Company's Consolidated Financial Statements and amendments to related disclosures as of December 31, 2003 and for the fiscal year ended December 31, 2003. The restatement arose from management's determination that it had continued to record interest income and interest expense in periods subsequent to the sale of such loans related to mortgage and home equity loans sold under its agreement with Greenwich Capital Financial Products, Inc. ("Greenwich"). Instead, such amounts should have been reflected as retained interest and considered as part of the calculation of the gain on loans sold. The cumulative impact of this error was an understatement of pre-tax income by $703,000, or $0.01 per share, for the fiscal year ended December 31, 2003. During the course of its review, the Company determined that additional adjustments to previously reported results were required.

An additional adjustment related to the Company's accounting for the mark-to-market of forward commitments associated with its adjustable rate mortgage ("ARM") production in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities". The Company improperly included amounts in the mark-to-market calculation for ARM forward commitments on loans sold in connection with the Greenwich sale agreement mentioned above. While the adjustment resulted in decreases to revenue and income in the first and second quarter of 2003, it resulted in an equal and off-setting increase to revenue and income in the third quarter of 2003, with no net impact on the total 2003 revenue or income amounts.

The Company also adjusted for leasehold improvement allowances provided by the landlord in the Pleasanton, California facility, in accordance with the terms of the lease on that facility. The Company had previously recorded those amounts as a reduction of leasehold improvements, as opposed to deferred rent, and ultimately a reduction of rent expense over the period of the lease. The adjustment resulted in a $19,000 increase to net income in the three and twelve months ended December 31, 2003.

The Company increased its deferred tax valuation allowance in 2003 by $700,000. The restatement resulted from the Company's determination that effective in the third quarter of 2003 it was no longer more likely than not that such deferred tax asset was realizable in future periods. The adjustment increased income tax expense and decreased accounts receivable, prepaids and other assets.

In addition, certain amounts have been reclassified in 2003 and 2002. The interest income earned on the retained interest asset was previously misclassified in Other Income, Net, and was moved to Auto Revenues, a component of Total Revenues. This resulted in an increase in Revenues and a decrease in Other Income, Net. Additionally, the Company determined that certain shared and administrative costs previously recorded in Mortgage Operations Expense, which is a component of Operations Expense, should be reallocated to Technology Expense, General and Administrative Expense and Home Equity Operations Expense, also a component of Operations Expense, to better reflect the performance of the different product lines of the Company. This resulted in a decrease in Operations Expense and increases in Technology Expense, and General and Administrative Expense. The reclassifications had no impact on net income (loss).

Finally, the Company has elected to present an unclassified balance sheet by eliminating the classification of current assets and current liabilities. Such presentation is in accordance with the Illustrative Financial Statements for Mortgage Companies issued by the AICPA released on February 16, 2004. The change was made to conform to the financial statements presentation of other financial services companies and to enhance financial statements comparability with peers. The prior year financial statements were reclassified to conform to the current period presentation.

The adjustments and reclassifications, including their impact on the Consolidated Financial Statements, are further described in Note 23 to the Consolidated Financial Statements. Management has determined that the effect of such errors was not material to the 1999, 2000, 2001 and 2002 financial statements and therefore has not restated the financial statements for those periods.

Generally, no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K except as required to reflect the effects of the restatement and reclassification. This Form 10-K/A does not reflect events occurring after the filing of the original report on Form 10-K or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-K with the Securities and Exchange Commission on March 12, 2004. Accordingly, this Form 10-K/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended:

  Part II - Item 6 - Selected Financial Data
  Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part II - Item 8 - Financial Statements and Supplementary Data
  Part II - Item 9A - Controls and Procedures
  Part IV - Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

PART II

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

As discussed in the Introductory Note and as disclosed in more detail in Note 23 to the consolidated financial statements, this Form 10-K/A is being filed with the Securities and Exchange Commission to reflect the restatement of the Company's Consolidated Financial Statements and amendments to related disclosures as of December 31, 2003 and for the year ended December 31, 2003. Accordingly, certain amounts included in this Item 6 have been revised to reflect this restatement.

Certain amounts have been reclassified in 2003 and 2002. The interest income earned on the retained interest asset was previously misclassified in Other Income, net, and was moved to Auto Revenues, a component of Total Revenues. This resulted in an increase in Revenues and a decrease in Other Income, net. Additionally, the Company determined that certain shared and administrative costs previously recorded in Mortgage Operations Expense, which is a component of Operations Expense, should be reallocated to Technology Expense, General and Administrative Expense and Home Equity Operations Expense, also a component of Operations Expense, to better reflect the performance of the different product lines of the Company. This resulted in a decrease in Operations Expense and increases in Technology Expense, and General and Administrative Expense. The reclassifications had no impact on net income (loss).

Finally, the Company has elected to present an unclassified balance sheet by eliminating the classification of current assets and current liabilities. Such presentation is in accordance with the Illustrative Financial Statements for Mortgage Companies issued by the AICPA released on February 16, 2004. The change was made to conform to the financial statements presentation of other financial services companies and to enhance financial statements comparability with peers. The prior year financial statements were reclassified to conform to the current period presentation.

Management has determined that the effect of the adjustments and reclassifications was not material to the 1999, 2000 and 2001 financial statemnts and therefore has not restated the financial statements for those periods.

                                                             Years Ended December 31,
                                              ------------------------------------------------------
                                                1999       2000       2001       2002        2003
                                              ---------  ---------  ---------  ---------  ----------
                                                                                          (restated)
INCOME STATEMENT DATA:
Revenues.................................... $  22,097  $  35,879  $  67,950  $ 103,315  $  152,707

Operating expenses:
   Operations...............................    22,779     31,747     42,946     52,854      69,716
   Sales and marketing......................    30,286     28,506     16,785     25,365      41,368
   Technology...............................     3,595      6,207      6,325      6,336       8,414
   General and administrative...............     6,859      6,840      5,784      7,225       8,845
   Non-cash marketing costs.................        --      6,490      5,970         --          --
   Amortization of unearned
   compensation.............................    23,116      9,392      5,164         --          --
   Amortization of goodwill and
   intangible assets .......................    11,589     39,733     28,144         --          --
                                              ---------  ---------  ---------  ---------  ----------
     Total operating expenses...............    98,224    128,915    111,118     91,780     128,343
                                              ---------  ---------  ---------  ---------  ----------
       Income (loss) from operations........   (76,127)   (93,036)   (43,168)    11,535      24,364
Other income, net...........................     3,152      1,276      3,638         80         140
                                              ---------  ---------  ---------  ---------  ----------
Income (loss) before taxes.................... (72,975)   (91,760)   (39,530)    11,615      24,504
Income taxes..................................      --         --         --       (964)     (1,883)
                                              ---------  ---------  ---------  ---------  ----------
Net income (loss)........................... $ (72,975) $ (91,760) $ (39,530) $  10,651  $   22,621
                                              =========  =========  =========  =========  ==========
     Net income (loss) per share:
       Basic................................ $   (2.75) $   (1.91) $   (0.73) $    0.18  $     0.37
                                              =========  =========  =========  =========  ==========

       Diluted.............................. $   (2.75) $   (1.91) $   (0.73) $    0.18  $     0.34
                                              =========  =========  =========  =========  ==========

BALANCE SHEET DATA (AT
   END OF PERIOD):
Cash and cash equivalents................... $  37,748  $  28,459  $  32,538  $  36,321  $   33,973
Loans held-for-sale.........................    35,140     22,745    162,246    393,386      50,874
Retained interests in auto loans - trading..        --         --         --      3,969      11,658
Goodwill and intangible assets..............    67,878     28,144         --         --          --
Total assets................................   152,967     99,743    210,626    452,036     138,447
Warehouse and other lines payable...........    33,115     17,678    158,148    383,647      44,283
Long term obligations.......................     2,525      1,088      5,000         --          --
Total stockholders' equity..................   103,007     67,486     39,768     56,040      81,614

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

RESTATEMENT AND RECLASSIFICATION OF FINANCIAL RESULTS

As discussed in the Introductory Note and as disclosed in more detail in Note 23 to the consolidated financial statements, this Form 10-K/A is being filed with the Securities and Exchange Commission to reflect the restatement of the Company's Consolidated Financial Statements and amendments to related disclosures as of December 31, 2003 and for the year then ended. Accordingly, the discussion and amounts included in this MD&A have been revised to reflect these amendments.

Certain amounts have been reclassified in 2003 and 2002. The interest income earned on the retained interest asset was previously misclassified in Other Income, net, and was moved to Auto Revenues, a component of Total Revenues. This resulted in an increase in Revenues and a decrease in Other Income, net. Additionally, the Company determined that certain shared and administrative costs previously recorded in Mortgage Operations Expense, which is a component of Operations Expense, should be reallocated to Technology Expense, General and Administrative Expense and Home Equity Operations Expense, also a component of Operations Expense, to better reflect the performance of the different product lines of the Company. This resulted in a decrease in Operations Expense and increases in Technology Expense, and General and Administrative Expense. The reclassifications had no impact on net income (loss).

Finally, the Company has elected to present an unclassified balance sheet by eliminating the classification of current assets and current liabilities. Such presentation is in accordance with the Illustrative Financial Statements for Mortgage Companies issued by the AICPA released on February 16, 2004. The change was made to conform to the financial statements presentation of other financial services companies and to enhance financial statements comparability with peers. The prior year financial statements were reclassified to conform to the current period presentation.

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

QUARTERLY RESULTS

The following table sets forth the unaudited results of operations for the Company on a quarterly basis and expressed as a percentage of total revenues (in thousands) - Quarterly results in 2002 and 2003 have been reclassified and/or restated as discussed in detail in Note 23 to the Consolidated Financial Statements:

                                                                     Three Months Ended
                                    --------------------------------------------------------------------------------------
                                    March 31,  June 30,   Sept. 30,   Dec 31,   March 31,  June 30,   Sept. 30,   Dec 31,
                                      2002       2002       2002       2002       2003       2003       2003       2003
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                                (restated) (restated) (restated) (restated)
Revenues.......................... $  20,766  $  20,986  $  28,442  $  33,121  $  36,209  $  45,231  $  44,706  $  26,561

Operating expenses:
      Operations..................    10,615     11,085     15,019     16,135     16,449     19,993     18,353     14,921
      Sales and marketing.........     5,139      6,139      6,489      7,598      8,492     11,433     11,890      9,553
      Technology..................     1,596      1,408      1,621      1,710      1,876      2,479      2,205      1,854
      General and administrative..     1,701      1,420      1,762      2,343      1,998      2,901      2,162      1,784
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Total operating expenses....    19,051     20,052     24,891     27,786     28,815     36,806     34,610     28,112
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) from operations.....     1,715        934      3,551      5,335      7,394      8,425     10,096     (1,551)
Other income, net.................       (57)        39         47         51         32         68         15         25
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before taxes........     1,658        973      3,598      5,386      7,426      8,493     10,111     (1,526)
Income taxes......................       (54)       (29)      (508)      (372)      (829)    (1,008)    (1,782)     1,736
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income........................ $   1,604  $     944  $   3,090  $   5,014  $   6,597  $   7,485  $   8,329  $     210
                                    =========  =========  =========  =========  =========  =========  =========  =========
   Net income per share
     Basic                         $    0.03  $    0.02  $    0.05  $    0.08  $    0.11  $    0.12  $    0.14  $      --
     Diluted                       $    0.03  $    0.02  $    0.05  $    0.08  $    0.10  $    0.11  $    0.12  $      --

AS A PERCENTAGE OF REVENUES:
Revenues..........................       100%       100%       100%       100%       100%       100%       100%       100%

Operating expenses:
      Operations..................        51%        53%        53%        49%        45%        44%        41%        56%
      Sales and marketing.........        25%        29%        23%        23%        23%        25%        27%        36%
      Technology..................         8%         7%         6%         5%         5%         5%         5%         7%
      General and administrative..         8%         7%         6%         7%         6%         6%         5%         7%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Total operating expenses....        92%        96%        88%        84%        80%        81%        77%       106%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) from operations.....         8%         5%        12%        16%        20%        19%        23%        -6%
Other income, net.................        -0%         0%         0%         0%         0%         0%         0%         0%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before taxes........         8%         5%        12%        16%        21%        19%        23%        -6%
Income taxes......................        -0%        -0%        -2%        -1%        -2%        -2%        -4%         7%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income........................         8%         5%        10%        15%        18%        17%        19%         1%
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

The following table provides the components of revenue shown in thousands and as a percentage of total revenues:

                                                                        Three Months Ended
                                       ---------------------------------------------------------------------------------------
                                       March 31,  June 30,   Sept. 30,   Dec 31,   March 31,  June 30,   Sept. 30,   Dec 31,
                                         2002       2002       2002       2002       2003       2003       2003        2003
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
                                                                                   (restated) (restated) (restated) (restated)
Revenues:
  Mortgage........................... $  12,815  $  11,738  $  16,773  $  19,889  $  24,273  $  31,039  $  28,146  $   13,869
  Interest income on mortgage loans..     2,991      2,985      4,542      4,576      4,422      4,758      4,535       1,762
  Home equity........................     2,284      3,267      3,129      4,496      4,051      5,398      7,637       7,063
  Interest income on home equity loans      237        519        705        917        323        608      1,079         988
  Auto...............................     2,291      2,250      3,047      3,020      2,885      3,035      2,927       2,568
  Other..............................       148        227        246        223        255        393        382         311
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
      Total revenues................. $  20,766  $  20,986  $  28,442  $  33,121  $  36,209  $  45,231  $  44,706  $   26,561
                                       =========  =========  =========  =========  =========  =========  =========  ==========

  Mortgage...........................        62%       56%       59%       60%       67%       69%       63%        52%
  Interest income on mortgage loans..        14%       14%       16%       14%       12%       10%       10%         7%
  Home equity........................        11%       16%       11%       14%       11%       12%       17%        27%
  Interest income on home equity loans        1%        2%        2%        3%        1%        1%        2%         4%
  Auto...............................        11%       11%       11%        9%        8%        7%        7%        10%
  Other..............................         1%        1%        1%        1%        1%        1%        1%         1%
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
      Total revenues.................       100%      100%      100%      100%      100%      100%      100%       100%
                                       =========  =========  =========  =========  =========  =========  =========  ==========

Certain numbers in the above table have been reclassified as discussed in Note 23 to the Consolidated Financial Statements.

The following table summarizes dollar volume of loans sold and the revenue in both dollars and average basis points ("BPS") (in thousands except BPS):

                                                                  Three Months Ended
                                 --------------------------------------------------------------------------------------------
                                 March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,   Dec. 31,
                                    2002        2002        2002        2002       2003        2003        2003       2003
                                 ----------  ----------  ----------  ---------- ----------  ----------  ----------  ---------
                                                                                (restated)  (restated)  (restated) (restated)
Mortgage
$ Volume                        $  916,802  $  766,494  $  944,538  $  863,027 $1,110,008  $1,214,742  $1,289,200  $ 723,891
Revenue                         $   12,815  $   11,738  $   16,773  $   19,888 $   24,273  $   31,039  $   28,146  $  13,869
BPS                                    140         153         178         230        219         256         218        192

Home Equity
$ Volume                        $   97,648  $  124,125  $  123,879  $  184,382 $  167,789  $  192,169  $  275,227  $ 273,456
Revenue                         $    2,284  $    3,267  $    3,129  $    4,496 $    4,051  $    5,398  $    7,637  $   7,063
BPS                                    234         263         253         244        241         281         277        258

Auto
$ Volume                        $  140,464  $  150,733  $  169,305  $  169,652 $  168,106  $  164,729  $  193,582  $ 159,474
Revenue                         $    2,291  $    2,250  $    3,047  $    3,020 $    2,885  $    3,035  $    2,927  $   2,568
BPS                                    163         149         180         178        172         184         151        161

Certain numbers in the above table have been reclassified as discussed in Note 23 to the Consolidated Financial Statements.

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

The following table summarizes dollar volume of mortgage loans sold and the revenue in both dollars and average basis points ("BPS") (in thousands, except BPS):

                                                                  Three Months Ended
                                 --------------------------------------------------------------------------------------------
                                 March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,   Dec. 31,
                                    2002        2002        2002        2002       2003        2003        2003       2003
                                 ----------  ----------  ----------  ---------- ----------  ----------  ----------  ---------
                                                                                (restated)  (restated)  (restated)  (restated)
Refinance Mortgage
$ Volume                        $  755,812  $  549,235  $  718,419  $  636,742 $  755,489  $  778,835  $  649,512  $ 332,810
Revenue                         $   10,880  $    8,438  $   13,219  $   15,926 $   18,155  $   21,132  $   17,548  $   7,356
BPS                                    144         154         184         250        240         271         270        221

Diversified Mortgage
$ Volume                        $  160,990  $  217,259  $  226,119  $  226,285 $  354,519  $  435,907  $  639,688  $ 391,081
Revenue                         $    1,935  $    3,300  $    3,554  $    3,962 $    6,118  $    9,907  $   10,598  $   6,513
BPS                                    120         152         157         175        173         227         166        167

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

Home Equity Revenues. Home equity revenues are derived from the origination and sale of loans. Home equity loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers in approximately thirty days. Home equity loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Home equity revenues increased from $2.3 million to $4.5 million from the first quarter to the fourth quarter of 2002 and from $4.1 million to $7.1 million from the first quarter to the fourth quarter of 2003. As revenue per loan on home equity loans sold has remained relatively constant, the fluctuation in revenue is mostly attributable to the volume of sold loans in any given quarter. The Company expects that home equity revenues will grow throughout 2004 as volumes continue to increase.

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

Auto revenues increased from the first quarter to the fourth quarter of 2002 from $2.3 million to $3.0 million and decreased from the first quarter to the fourth quarter of 2003 from $2.9 million to $2.6 million. The increase in auto revenues during 2002 is largely a result of the new QSPE structure introduced in June 2002 that improved our ability to offer competitive rates to consumers while increasing our gain on sale execution compared to our prior correspondent loan sales. The decline in 2003 is largely attributed to the Company's decision to transition its sub-prime loan platform from self-funding to a referral basis in the third quarter of 2003. As expected, this transition resulted in a reduction in overall auto loan volume. The Company assumes continued pressure from incentive financing rates coupled with the elimination of sub-prime volume, will result in relatively flat 2004 auto revenues as compared to 2003.

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

The following table provides detail of the Company's total operating expenses classified by major types of expense, expressed as a percentage of total operating expenses:

                                                                  Three Months Ended
                                 --------------------------------------------------------------------------------------------
                                 March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,   Dec. 31,
                                    2002        2002        2002        2002       2003        2003        2003       2003
                                 ----------  ----------  ----------  ---------- ----------  ----------  ----------  ---------
                                                                                (restated)  (restated)  (restated)  (restated)
Compensation & Benefits                 44%         43%         41%         44%        44%         44%         43%        42%
Processing Costs                        10%         11%         13%         10%        10%          8%          8%        10%
Advertising & Marketing                 22%         25%         21%         23%        25%         28%         30%        31%
Occupancy & Administrative              14%         12%         13%         12%        12%         12%         11%        13%
Interest Expense on Warehouse           10%          9%         12%         11%         9%          8%          8%         4%

Certain percentages in the above table have been reclassified as discussed in Note 23 to the Consolidated Financial Statements.

As almost half of the total operating expenses of the Company are compensation and benefit related, the following table shows full-time headcount (including temporary and contract employees) by function at the end of each respective quarter:

                                 March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,    Dec. 31,
                                    2002        2002        2002        2002       2003        2003        2003        2003
                                 ----------  ----------  ----------  ---------- ----------  ----------  ----------  ----------
                                                                                (restated)  (restated)  (restated)  (restated)
Mortgage                               254         234         273         300        391         423         454         334
Home Equity                             95         123         147         171        172         178         246         264
Auto                                    84          86         110         100        148         114         111          90
Sales & Marketing                       31          26          26          25         28          31          30          28
Technology                              42          42          45          49         55          64          61          55
General & administrative                42          45          46          43         47          56          67          60
                                 ----------  ----------  ----------  ---------- ----------  ----------  ----------  ----------
Total                                  548         556         647         688        841         866         969         831

Certain numbers in the above table have been reclassified as discussed in Note 23 to the Consolidated Financial Statements.

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

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                                                             Three Months Ended
                                         ----------------------------------------------------------------------------------------
                                         March 31,  June 30,   Sep. 30,   Dec. 31,   March 31,  June 30,   Sep. 30,    Dec. 31,
                                           2002       2002       2002       2002       2003       2003       2003        2003
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  -----------
                                                                                     (restated) (restated) (restated) (restated)
Mortgage .............................. $   5,422  $   5,423  $   7,239  $   7,961  $   8,186  $  10,250  $   9,257  $     7,082
Interest expense on mortgage loans.....     1,601      1,448      2,498      2,439      2,178      2,314      2,150          785
Home equity............................     1,400      1,958      2,419      2,757      3,082      3,254      3,883        4,600
Interest expense on home equity loans..       145        282        421        519        220        473        521          510
Auto...................................     2,013      1,940      2,430      2,459      2,783      3,702      2,542        1,944
Other..................................        34         34         12         --         --         --         --           --
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  -----------
Total operations....................... $  10,615  $  11,085  $  15,019  $  16,135  $  16,449  $  19,993  $  18,353  $    14,921
                                         =========  =========  =========  =========  =========  =========  =========  ===========

Certain amounts in the above table have been reclassified as discussed in Note 23 to the Consolidated Financial Statements.

Operations expense increased from the first quarter to the fourth quarter of 2002 from $10.6 million to $16.1 million and decreased from the first quarter to the fourth quarter of 2003 from $16.4 million to $14.9 million largely driven by the increases and decreases in mortgage operations expense. Operations expense increased as a percentage of revenues from 51% for the first quarter of 2002 to 56% for the fourth quarter of 2003. The increase in operations expense as a percentage of revenue is due to decreased volumes of mortgage fundings and lower mortgage revenue per loan, resulting in overall lower revenues.

The following table provides detail of the Company's total mortgage operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total mortgage operations expenses (excluding interest expense):

                                                                     Three Months Ended
                                 ---------------------------------------------------------------------------------------------
                                 March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,    Dec. 31,
                                    2002        2002        2002        2002       2003        2003        2003        2003
                                 ----------  ----------  ----------  ---------- ----------  ----------  ----------  ----------
Mortgage Operations
   Headcount & Related                  46%         44%         36%         40%        46%         45%         46%         46%
   Commissions                          24%         23%         28%         26%        23%         25%         24%         19%
   Processing Costs                     20%         23%         26%         23%        21%         20%         18%         19%
   Facilities & Other                   10%         10%         10%         11%        10%         10%         12%         16%

Certain percentages in the above table have been reclassified as discussed in Note 23 to the Consolidated Financial Statements.

The following table provides detail of the Company's total home equity operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total home equity operations expenses (excluding interest expense):

                                                                     Three Months Ended
                                 ---------------------------------------------------------------------------------------------
                                 March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,    Dec. 31,
                                    2002        2002        2002        2002       2003        2003        2003        2003
                                 ----------  ----------  ----------  ---------- ----------  ----------  ----------  ----------
Home Equity Operations
   Headcount & Related                  58%         59%         56%         60%        64%         59%         60%         58%
   Commissions                           8%         11%         10%         12%         8%         12%         14%         10%
   Processing Costs                     22%         18%         22%         17%        18%         18%         16%         21%
   Facilities & Other                   12%         12%         12%         11%        10%         11%         10%         11%

Certain percentages in the above table have been reclassified as discussed in Note 23 to the Consolidated Financial Statements.

The following table provides detail of the Company's total auto operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total auto operations expenses (excluding interest expense):

                                                                     Three Months Ended
                                 ---------------------------------------------------------------------------------------------
                                 March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,    Dec. 31,
                                    2002        2002        2002        2002       2003        2003        2003        2003
                                 ----------  ----------  ----------  ---------- ----------  ----------  ----------  ----------
Auto Operations
   Headcount & Related                  55%         52%         49%         57%        57%         65%         70%         65%
   Commissions                           1%         --           1%          1%        --           1%          2%          2%
   Processing Costs                     19%         23%         24%         16%        15%          9%         15%         17%
   Facilities & Other                   25%         25%         26%         26%        28%         25%         13%         16%

Direct Margin. Direct margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (dollars in thousands):

                                                                  Three Months Ended
                                 --------------------------------------------------------------------------------------------
                                 March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,    Dec. 31,
                                    2002        2002        2002        2002       2003        2003        2003        2003
                                 ----------  ----------  ----------  ---------- ----------  ----------  ----------  ----------
                                                                                (restated)  (restated)  (restated)  (restated)
Mortgage....................... $    7,393  $    6,315  $    9,534  $   11,927 $   16,087  $   20,789  $   18,889  $    6,787
Mortgage interest margin.......      1,390       1,537       2,044       2,137      2,244       2,444       2,385         977
Home equity....................        884       1,309         710       1,739        969       2,144       3,754       2,463
Home equity interest margin....         92         237         284         398        103         135         558         478
Auto...........................        278         310         617         562        102        (667)        385         624
Other..........................        114         193         234         223        255         393         382         311
                                 ----------  ----------  ----------  ---------- ----------  ----------  ----------  ----------
Total direct margin............ $   10,151  $    9,901  $   13,423  $   16,986 $   19,760  $   25,238  $   26,353  $   11,640
                                 ==========  ==========  ==========  ========== ==========  ==========  ==========  ==========

Certain amounts in the above table have been reclassified as discussed in Note 23 to the Consolidated Financial Statements.

Direct margin increased from the first quarter to the fourth quarter of 2002 from $10.2 million to $17.0 million and decreased from the first quarter to the fourth quarter of 2003 from $19.8 million to $11.6 million. The growth in direct margin in 2002 is due largely to the contribution from increased mortgage and home equity volume, as well as increased revenue per loan, coupled with technology and process improvements. Additionally, the increase in direct margin in 2002 is due to the positive spread of interest income over interest expense. The decline in direct margin in 2003 is primarily due to decreased mortgage revenue per loan and decreased mortgage volumes. This decrease was offset by increased home equity volumes and revenues as well as a positive spread of home equity interest income over interest expense. The Company anticipates that mortgage revenue per loan and the spread of interest income over interest expense will decline in 2004 as compared to 2003, as the overall level of refinance activity declines and competitive pricing pressure increases. Auto direct margin turned negative in the second quarter of 2003 due to the transition of auto operations from Florida to California which started in the first quarter and completed in the second quarter of 2003. Auto direct margins returned to positive levels in the third and fourth quarters of 2003 increasing from $0.4 million in the third quarter to $0.6 million by the fourth quarter of 2003. The Company expects auto direct margin to grow modestly throughout 2004.

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

The following table provides detail of the Company's total sales and marketing expenses classified by major types of expense, expressed as a percentage of total sales and marketing expenses:

                                                                     Three Months Ended
                                 ---------------------------------------------------------------------------------------------
                                 March 31,    June 30,   Sept. 30,    Dec. 31,  March 31,    June 30,   Sept. 30,    Dec. 31,
                                    2002        2002        2002        2002       2003        2003        2003        2003
                                 ----------  ----------  ----------  ---------- ----------  ----------  ----------  ----------
Direct Response TV                      --           1%         26%         41%        46%         53%         57%         56%
Direct Response Mail                    31%         37%         17%         16%        11%         12%         16%         18%
Online Advertising                      31%         35%         29%         21%        25%         17%         13%         14%
Other Advertising                       19%          7%          7%          6%         3%          7%          3%          2%
Headcount & Administrative              19%         20%         21%         16%        15%         11%         11%         10%

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of our existing technological infrastructure. Technology expense remained relatively constant in 2002 going from $1.6 million in the first quarter of 2002 to $1.7 million in the fourth quarter of 2002 and remained constant in 2003 at $1.9 million in both the first and fourth quarters of 2003. Technology expense as a percentage of revenues decreased from 8% in the first quarter of 2002 to 5% in the fourth quarter of 2002 and increased in 2003 from 5% in the first quarter of 2003 to 7% in the fourth quarter of 2003. The increase in technology expense in 2003 as a percentage of revenues was due to the decreased volumes in revenue in the fourth quarter of 2003. The Company expects technology expense to continue at approximately 6% of total revenues in the upcoming quarters.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense increased from the first quarter to the fourth quarter of 2002 from $1.7 million to $2.3 million and decreased from the first quarter to the fourth quarter of 2003 from $2.0 million to $1.8 million. General and administrative expense decreased as a percentage of revenues in 2002 from 8% in the first quarter of 2002 to 7% in the fourth quarter of 2002, and increased from 6% in the first quarter of 2003 to 7% in the fourth quarter of 2003. General and administrative expenses are expected to be approximately 6% of total revenues in the upcoming quarters.

Other Income, net. Other income, net, remained relatively constant from $(0.1) million to $0.1 million from the first quarter to the fourth quarter of 2002 and remained constant at $0.0 million from the first quarter to the fourth quarter of 2003. Other income, net includes interest income from investments and interest expense on non-warehouse borrowings. The Company generally has little to no non-warehouse borrowings outstanding, and therefore generates very little interest expense. Interest on short-term investments has declined slightly as overall interest rates remained very low.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2003

The following table sets forth the results of operations for the Company and these results expressed as a percentage of total revenues ( in thousands). Results for 2002 and 2003 have been reclassified and/or restated as discussed in detail in Note 23 to the Consolidated Financial Statements:

                                                         Years Ended December 31,
                                                         ------------------------
                                                            2002         2003
                                                         -----------  -----------
                                                                      (restated)
Revenues .............................................. $   103,315  $   152,707

Operating expenses:
    Operations.........................................      52,854       69,716
    Sales and marketing................................      25,365       41,368
    Technology.........................................       6,336        8,414
    General and administrative.........................       7,225        8,845
                                                         -----------  -----------
           Total operating expenses....................      91,780      128,343
                                                         -----------  -----------
Income from  operations................................      11,535       24,364
Other income, net......................................          80          140
                                                         -----------  -----------
Income before taxes....................................      11,615       24,504
Income taxes...........................................        (964)      (1,883)
                                                         -----------  -----------
Net income............................................. $    10,651  $    22,621
                                                         ===========  ===========

Net income  per share:
    Basic.............................................. $      0.18  $      0.37
                                                         ===========  ===========

    Diluted............................................ $      0.18  $      0.34
                                                         ===========  ===========

Revenues ..............................................         100%         100%

Operating expenses:
    Operations.........................................          51%          46%
    Sales and marketing................................          25%          27%
    Technology.........................................           6%           6%
    General and administrative.........................           7%           6%
                                                         -----------  -----------
           Total operating expenses....................          89%          84%
                                                         -----------  -----------
Income from  operations................................          11%          16%
Other income, net......................................           0%           0%
                                                         -----------  -----------
Income before taxes....................................          11%          16%
Income taxes...........................................          -1%          -1%
                                                         -----------  -----------
Net income.............................................          10%          15%
                                                         ===========  ===========

REVENUES

Revenues for the year ended December 31, 2003 increased $49.4 million from $103.3 million for the twelve months ended December 31, 2002 to $152.7 million for the twelve months ended December 31, 2003. This increase resulted primarily from the growth in the number of mortgage and home equity loans closed and sold, as well as the increased revenue per loan earned on these loans. Interest income on self-funded mortgage and home equity loans also increased due to the increased funding volumes.

The following table provides the components of revenue shown in thousands:

                                             Years Ended December 31,
                                             ----------------------
                                                2002        2003
                                             ----------  ----------
                                                         (restated)
Mortgage .................................. $   61,212  $   97,327
Interest income on mortgage loans..........     15,093      15,477
Home equity................................     13,176      24,149
Interest income on home equity loans.......      2,379       2,998
Auto.......................................     10,609      11,415
Other......................................        846       1,341
                                             ----------  ----------
Total Revenues............................. $  103,315  $  152,707
                                             ==========  ==========

Auto Revenues in the above table have been reclassified as discussed in Note 23 to the Consolidated Financial Statements.

The following table summarizes dollar volume of loans closed and sold and the revenue in both dollars and average basis points ("BPS") (in thousands except BPS):

                                             Years Ended December 31,
                                             ----------------------
                                                2002        2003
                                             ----------  ----------
                                                         (restated)
Mortgage
$ Volume                                    $3,490,861  $4,337,841
Revenue                                     $   61,212  $   97,327
BPS                                                175         224

Home Equity
$ Volume                                    $  530,034  $  908,641
Revenue                                     $   13,176  $   24,149
BPS                                                249         266

Auto
$ Volume                                    $  630,154  $  685,891
Revenue                                     $   10,609  $   11,415
BPS                                                168         166

Auto Revenues in the above table have been reclassified as discussed in Note 23 to the Consolidated Financial Statements.

OPERATING EXPENSES

Total Operating Expenses. Total operating expenses increased $36.6 million from $91.8 million for the twelve months ended December 31, 2002 to $128.3 million for the twelve months ended December 31, 2003. The increase is primarily due to an increase in operations expense, primarily from mortgage and home equity, as well as a significant increase in sales and marketing expenses. Compensation and benefits costs increased as headcount increased by 143 from 688 at December 31, 2002 to 831 at December 31, 2003 to align the Company's infrastructure with increased business demands. Certain amounts have been reclassified and/or restated as discussed in Note 23 to the Consolidated Financial Statements.

The following table shows full-time headcount (including temporary and contract employees) by function at the end of each year ended December 31, 2002 and 2003:

                                                2002        2003
                                             ----------  ----------
Mortgage                                           300         334
Home Equity                                        171         264
Auto                                               100          90
Sales & Marketing                                   25          28
Technology                                          49          55
General & administrative                            43          60
                                             ----------  ----------
Total                                              688         831

Certain numbers in the above table have been reclassified as discussed in Note 23 to the Consolidated Financial Statements.

Operations. Operations expense increased $16.8 million from $52.9 million for the twelve months ended December 31, 2002 to $69.7 million for the twelve months ended December 31, 2003. Operations expense as a percentage of revenues decreased from 51% in 2002 to 46% in 2003. Operations headcount increased due to the expansion of the Company's mortgage and home equity operations to accommodate increasing volumes.

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                             Years Ended December 31,
                                             ----------------------
                                                2002        2003
                                             ----------  ----------
                                                         (restated)
Mortgage .................................. $   26,045  $   34,775
Interest expense on mortgage loans.........      7,986       7,427
Home equity................................      8,534      14,819
Interest expense on home equity loans......      1,367       1,724
Auto.......................................      8,842      10,971
Other......................................         80          --
                                             ----------  ----------
Total operations........................... $   52,854  $   69,716
                                             ==========  ==========

Certain amounts in the above table have been reclassified as discussed in Note 23 to the Consolidated Financial Statements.

Sales and Marketing. Sales and marketing expenses increased $16.0 million from $25.4 million for the year ended December 31, 2002 to $41.4 million for the twelve months ended December 31, 2003. Sales and marketing expenses as a percentage of revenues increased slightly from 25% in 2002 to 27% in 2003. The increase in absolute dollars is primarily the result of increased spending in the Company's national television advertising campaign. The following table provides detail of the Company's total sales and marketing expenses classified by major types of expense, expressed as a percentage of total sales and marketing expenses:

                                             Years Ended December 31,
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

Technology. Technology expenses increased $2.10 million from $6.3 million for the twelve months ended December 31, 2002 to $8.4 million for the twelve months ended December 31, 2003. Technology expenses as a percentage of revenues remained constant at 6% in both 2002 and 2003. Technology expenses increased as a function of the increase in actual headcount as well as an increase in professional services.

General and Administrative. General and administrative expenses increased $1.6 million from $7.2 million for the twelve months ended December 31, 2002 to $8.8 million for the twelve months ended December 31, 2003. General and administrative expenses as a percentage of revenues decreased from 7% in 2002 to 6% in 2003. General and administrative expenses increased as a function of the increase in actual headcount as well as an increase in professional services.

Other Income, net. Other income, net, remained flat at $0.1 million for the twelve months ended December 31, 2002 and 2003.

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2002

The following table sets forth the results of operations for the Company and these results expressed as a percentage of total revenues ( in thousands). 2002 results have been reclassified as discussed in detail in Note 23 to the Consolidated Financial Statements:

                                                         Years Ended December 31,
                                                         ------------------------
                                                            2001         2002
                                                         -----------  -----------
Revenues .............................................. $    67,950  $   103,315

Operating expenses:
    Operations.........................................      42,946       52,854
    Sales and marketing................................      16,785       25,365
    Technology.........................................       6,325        6,336
    General and administrative.........................       5,784        7,225
    Amortization of non-cash marketing costs...........       5,970           --
    Amortization of unearned compensation..............       5,164           --
    Amortization of goodwill and intangible assets.....      28,144           --
                                                         -----------  -----------
           Total operating expenses....................     111,118       91,780
                                                         -----------  -----------
Loss from  operations..................................     (43,168)      11,535
Other income, net......................................       3,638           80
                                                         -----------  -----------
Income (loss) before taxes.............................     (39,530)      11,615
Income taxes...........................................          --         (964)
                                                         -----------  -----------
Net income (loss)...................................... $   (39,530) $    10,651
                                                         ===========  ===========
   Net income (loss) per share:
      Basic                                             $     (0.73) $      0.18
                                                         ===========  ===========

      Diluted                                           $     (0.73) $      0.18
                                                         ===========  ===========

AS A PERCENTAGE OF REVENUES:

Revenues ..............................................         100%         100%

Operating expenses:
    Operations.........................................          63%          51%
    Sales and marketing................................          25%          25%
    Technology.........................................           9%           6%
    General and administrative.........................           9%           7%
    Amortization of non-cash marketing costs...........           9%          --
    Amortization of unearned compensation..............           8%          --
    Amortization of goodwill and intangible assets.....          41%          --
                                                         -----------  -----------
           Total operating expenses....................         164%          89%
                                                         -----------  -----------
Loss from  operations..................................         -64%          11%
Other income, net......................................           5%           0%
                                                         -----------  -----------
Income (loss) before taxes.............................         -58%          11%
Income taxes...........................................          --           -1%
                                                         -----------  -----------
Net income (loss)......................................         -58%          10%
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

Operations. Operations expense increased $10.0 million from $42.9 million for the twelve months ended December 31, 2001 to $52.9 million for the twelve months ended December 31, 2002. Operations expense as a percentage of revenues decreased from 63% in 2001 to 51% in 2002. Operations headcount increased by 201 to 571 as of December 31, 2002 from 370 as of December 31, 2001. This increase is primarily due to the expansion of the Company's mortgage and home equity operations to accommodate increasing volumes.

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

Technology. Technology expenses remained constant at $6.3 million for the twelve months ended December 31, 2001 and 2002. Technology expenses as a percentage of revenues decreased from 9% in 2001 to 6% in 2002. Technology headcount increased by 11 to 49 as of December 31, 2002 from 38 as of December 31, 2001.

General and Administrative. General and administrative expenses increased $1.4 million from $5.8 million for the twelve months ended December 31, 2001 to $7.2 million for the twelve months ended December 31, 2002. General and administrative expenses as a percentage of revenues decreased from 9% in 2001 to 7% in 2002. General and administrative headcount increased by 2 to 43 as of December 31, 2002 from 41 as of December 31, 2001.

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

The Company funds prime auto loans using a line of credit and then sells them to a qualified special purpose entity (QSPE), which was created in July 2002 (see "Off-Balance Sheet Arrangements"). Revenues from these sales consist of the estimated future discounted cash flows net of interest, servicing fees and credit losses recorded in the form of a residual interest. Revenues on prime auto loan sales are recognized when the loan is sold to the QSPE. In addition, in exchange for the loans sold, the Company receives cash and a retained interest. A market discount rate has been applied to the asset to account for the present value of the cash flows to be received over the life of the loans. As a result, the retained interest asset is an interest-earning asset, and the difference between the estimated discounted cash flows and the actual cash flows received over time are accreted and included as auto revenue. Effective in the fourth quarter of 2003, the Company adopted Financial Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company had variable interests in its qualified special purposes entity ("QSPE"), which are exempt from the provisions of FIN 46. The Company reports the rights and obligations related to the QSPE according to the requirements of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

Cash used in operating activities, net of cash provided by financing activities related to its warehouse and other lines payable was $7.0 million for the twelve months ended December 31, 2003. The Company obtained cash from the net income of $22.6 million for the twelve months ended December 31, 2003. Additionally, the Company benefited from positive cash flow as a result of loans held-for-sale net of warehouse payable decreasing and providing $3.1 million in net cash. However, these sources of cash were offset by two major uses of cash: (1) the receivable related to the Greenwich Sale Agreement increased $14.4 million as more loans were sold under this agreement and at a higher revenue/loan than the comparable period the year before, and (2) the retained interest asset continued to increase, going up another $7.7 million as additional loans were sold to the QSPE in 2003. Certain amounts have been reclassified and/or restated as discussed in Note 23 to the Consolidated Financial Statements.

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

Net cash used in investing activities was $4.1 million and $12.3 million for the twelve months ended December 31, 2002 and 2003, respectively. Net cash used in investing activities during 2002 and 2003 was entirely related to purchases of software, furniture, equipment and leasehold improvements. The increase in 2003 was primarily due to the addition of infrastructure related to increased headcount and investment in new technology systems. In 2003, the Company relocated its corporate headquarters to a new, larger facility in Pleasanton, California. Capital expenditures related to the new facility were $4.9 million for the twelve months ended December 31, 2003. The Company will complete the build-out of its new facility in the first half of 2004, and as a result expects to spend an additional $4.4 million to complete the project. Certain amounts have been reclassified and/or restated as discussed in Note 23 to the Consolidated Financial Statements.

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

The following table summarizes the key terms of our current warehouse and other lines payable:

                                    GMAC     Greenwich       Merrill        Merrill
                                  Mortgage    Capital         Lynch          Lynch
                                    $75M       $400M          $200M           $10M
                                 ----------  ----------  ----------------  ----------
Cost of Funds
   Spread over LIBOR             1.25%-2.0%  0.75%-1.25% 0.75%-1.0%        1.0%-2.0%

Covenants
   Minimum Cash                  $15.0M      $15.0M      $12.5M            $15.0M (1)
   Minimum Tangible Net Worth    $40.0M      $60.0M      $40.0M            $25.0M
   Debt to Tangible Net Worth    10:1        10:1        12:1              --
   Profitability                 --          --          Net Worth > 80%   --
                                                         prior 2 qtrs
   Current Ratio                 1.0:1.0     --          --                1.0:1.0
   Additional Facility           $100.0M     $75.0M      --                --

Advance Rates                    95%-100%    96%-99%     96%-99%           92%-97%

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

The adequacy of our liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties and access to capital markets. With $34.0 million of cash on hand at December 31, 2003 and borrowing capacity under our warehouse and other lines of credit of $685 million, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur for at least the next twelve months; however, our ability to maintain positive liquidity going forward depends on our ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The following are return on equity and asset ratios for the years ended December 31, 2002 and 2003:

                                     December 31,
                                    2002       2003
                                ---------  ---------
                                           (restated)
Return on assets (1)..........       3.2        7.7
Return on equity (2)..........      22.2       32.9
Equity to assets (3)..........      14.5       23.3

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

Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls. Our headcount has grown substantially. At December 31, 2002 and 2003, we had 688 and 831 full-time employees (including temporary and contract employees), respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements begin on page F-1.

ITEM 9A. CONTROLS AND PROCEDURES

This Item has been amended to reflect the restatement of the Company's consolidated financial statements as discussed further in the Introductory Note and in Note 23 to the Consolidated Financial Statements.

As discussed in Note 23 to the December 31, 2003 consolidated financial statements, the Company determined that errors had been made in the calculation of gain and loss on loans sold pursuant to its Mortgage Loan Purchase and Sale Agreement with Greenwich Capital Financial Products, Inc. ("Greenwich") dated June 17, 1999. The Company's historical practice has been to continue to recognize interest income and interest expense on loans sold under its agreement with Greenwich in the period from the time of sale until the time of settlement with the committed loan purchaser. The Company determined that this interest income and interest expense should have been included in the calculation of the gain on loans sold rather than be recognized as additional interest income and interest expense in the period subsequent to the sale of the loans. The cumulative impact of this error was an understatement of pre-tax income by $703,000 for the fiscal year ended December 31, 2003. Management has determined that the effect of such errors was not material to the 1999, 2000, 2001 and 2002 financial statements and therefore has not restated the financial statements for those periods.

After making this determination, the Company conducted a further review and determined that additional adjustments to the Consolidated Financial Statements were necessary. An additional adjustment related to the Company's accounting for the mark-to-market of forward commitments associated with its adjustable rate mortgage ("ARM") production in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities". The Company improperly included amounts in the mark-to-market calculation for ARM forward commitments on sold loans. While the adjustment resulted in decreases to revenue and income in the first and second quarter of 2003, it resulted in an equal and off-setting increase to revenue and income in the third quarter of 2003, with no net impact on the total 2003 revenue or income amounts.

The Company also adjusted for leasehold improvement allowances provided by the landlord in the Pleasanton, California facility, in accordance with the terms of the lease on that facility. The Company had previously recorded those amounts as a reduction of leasehold improvements, as opposed to deferred rent, and ultimately a reduction of rent expense over the period of the lease. The adjustment resulted in a $19,000 increase to net income in the three and twelve months ended December 31, 2003.

Finally, the Company increased its deferred tax valuation allowance in 2003 by $700,000. The restatement resulted from the Company's determination that effective in the third quarter of 2003 it was no longer more likely than not that such deferred tax asset was realizable in future periods. The adjustment increased income tax expense and decreased accounts receivable, prepaids and other assets.

In addition to the restatement, certain reclassifications were made to this amended Annual Report on Form 10-K/A for the year ended December 31, 2003. In addition, the Company has filed amendments to its Quarterly Reports on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004 that include restated financial statements and amendments to related disclosures for the fiscal periods covered by those reports.

The Company concluded that adjustments to correct the error mentioned above were necessary. The Company's management has determined that the error resulted from a material weakness in the Company's internal controls and procedures related to loan sales pursuant to such agreement. It has implemented changes to ensure that transactions pursuant to the agreement are properly recorded through the introduction of improved policies and procedures that include: a detailed process checklist, an incremental level of supervision review, and documentation that evidences the improved procedures were satisfactorily completed. These enhancements were implemented during the quarter ended September 30, 2004 and were operating as of that date.

There have been no other changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company evaluated as of December 31, 2003, in connection with the preparation and filing of its Annual Report on Form 10-K, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). In addition, in connection with the restatement of its financial statements, the Company's management re-evaluated its disclosure controls and procedures. Based upon the re-evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003 the disclosure controls and procedures were not effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission.

Consistent with the provisions and spirit of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder, we maintain a process of continuous review of our internal controls to improve and enhance them, with the assistance of our internal accounting staff. As part of this review, subsequent to the period covered by this report the Company identified various control deficiencies. While none of the deficiencies individually are considered to be material, in the aggregate when measured against the Company's relatively nominal profits during the 2004 fiscal year, they may be deemed to be material. The Company has remediated or is in the process of remediating each of the deficiencies. Specific remediation efforts have included: improved documentation of policies and procedures, improved supervision review procedures, and enhanced segregation of duties.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following financial statements of E-LOAN, Inc. and its subsidiary are found in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003:

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K. E-LOAN filed or furnished the following Current Reports on Form 8-K during the fourth quarter of 2003:

Current Report on Form 8-K filed with the SEC on October 24, 2003 for the purpose of reporting under Item 5 thereof that E-LOAN relocated its executive offices from 5875 Arnold Road, Suite 100, Dublin, California 94568 to 6230 Stoneridge Mall Road, Pleasanton, California 94588;

Current Report on Form 8-K furnished to the SEC on October 29, 2003 for the purpose of reporting under Item 9 and Item 12 thereof E-LOAN's third quarter financial results.

(c) Exhibits

3.1	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999 (3)
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated February 15, 2001 (5)
3.3	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001 (5)
4.1	Stock Purchase Warrant issued to Greenwich Financial Products Inc. dated February 23, 2001 (5)
10.1	1997 Stock Plan dated August 30, 1999 (2)
10.2	1999 Employee Stock Purchase Plan dated October 25, 1999 (2)
10.3	Form of Indemnification Agreement between the Registrant and each of its directors and officers (1)
10.4	Loan Purchase Agreement with Norwest Funding Inc. dated May 18, 1998 †
10.5	Mortgage Loan Purchase and Sale Agreement with Greenwich Capital Financial Products, Inc. dated September 25, 1998 (1)
10.6	Loan Purchase Agreement with Aurora Loan Services Inc. dated August 23, 2000 †
10.7	Home Equity Loan/Line Purchase Agreement with Wells Fargo Bank West, N.A. and Wells Fargo Bank, N.A. dated November 1, 2000 (4)*
10.8	Warehouse Credit Agreement with GMAC Bank dated as of November 1, 2001 (6)
10.9	First Modification Agreement with GMAC Bank dated as of November 1, 2001 (6)
10.10	Warehouse Security Agreement with GMAC Bank dated as of November 1, 2001 (6)
10.11	Second Modification Agreement with GMAC Bank dated December 17, 2001 (7)
10.12	Correspondent Agreement with The Provident Bank dated January 18, 2002 (11)*
10.13	Correspondent Agreement with GMAC Mortgage Corporation dated January 25, 2002 †
10.14	Promissory Note with Greenwich Capital Financial Products, Inc. dated March 21, 2002 (7)
10.15	Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 21, 2002 (7)
10.16	Fourth Modification Agreement with GMAC Bank dated March 28, 2002 (7)
10.17	Third Modification Agreement with GMAC Bank dated February 26, 2002 (8)
10.18	Advertising, Marketing and Linking Agreement with zipRealty, Inc. dated April 15, 2002 (8)*
10.19	Fifth Modification Agreement with GMAC Bank dated April 18, 2002 (8)
10.20	Sixth Modification Agreement with GMAC Bank dated April 30, 2002 (8)
10.21	Seventh Modification Agreement with GMAC Bank dated May 29, 2002 (8)
10.22	Limited Liability Company Agreement of E-LOAN Auto Fund One, LLC, a wholly-owned subsidiary of E-LOAN, Inc. dated May 21, 2002 (8)
10.23	Certificate of Formation of E-LOAN Auto Fund One, LLC, a wholly-owned subsidiary of E-LOAN, Inc., dated May 21, 2002 (8)
10.24	Credit Agreement between E-LOAN Auto Fund One, LLC, E-LOAN, Inc. and Merrill Lynch Bank USA dated as of June 1, 2002 (8)
10.25	Administration Agreement between E-LOAN Auto Fund One, LLC and E-LOAN, Inc. dated as of June 1, 2002 (8)
10.26	Security Agreement between E-LOAN Auto Fund One, LLC and Merrill Lynch Bank USA dated as of June 1, 2002 (8)
10.27	Servicing and Custodian Agreement by and among Systems & Servicing Technologies, Inc., E-LOAN Auto Fund One, LLC and E-LOAN, Inc. dated as of June 1, 2002 (8)
10.28	Contribution and Sale Agreement between E-LOAN Auto Fund One, LLC and E-LOAN, Inc. dated as of June 1, 2002 (8)
10.29	Seventh Modification Agreement with GMAC Bank dated May 29, 2002 (9)
10.30	Amendment Number One to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated July 1, 2002 (9)
10.31	Eighth Modification Agreement with GMAC Bank dated July 31, 2002 (9)
10.32	Ninth Modification Agreement with GMAC Bank dated August 21, 2002 (9)
10.33	Amendment Number Two to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated August 26, 2002 (9)
10.34	Mortgage Loan Purchase Agreement with Countrywide Home Loans, Inc. dated September 11, 2002 (9)
10.35	Tenth Modification Agreement with GMAC Bank dated September 30, 2002 (9)
10.36	Amendment Number Three to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated September 30, 2002 (10)
10.37	Indemnification Agreement with Etienne Handman dated October 1, 2002 (11)
10.38	Indemnification Agreement with Sedrick Tydus dated October 1, 2002 (11)
10.39	Indemnification Agreement with Claus Henrik Lund dated October 1, 2002 (11)
10.40	Indemnification Agreement with Mark E. Lefanowicz dated October 29, 2002 (11)
10.41	Director Agreement with Mark E. Lefanowicz dated October 29, 2002 (11)
10.42	Eleventh Modification Agreement with GMAC Bank dated October 29, 2002 (11)
10.43	Amendment Number Four to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 12, 2003 (11)
10.44	Amendment Number Five to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 31, 2003 (11)
10.45	Twelfth Modification Agreement and Agreement for E-Services with GMAC Bank dated February 21, 2003 (12)
10.46	Master Mortgage Loan Purchase and Interim Servicing Agreement with Greenwich Capital Financial Products, Inc. dated February 1, 2003 (12)
10.47	Seller's Purchase, Warranties and Interim Servicing Agreement with DLJ Mortgage Capital, Inc. dated April 1, 2003 (12)
10.48	Indemnification Agreement with Geoff Halverson dated April 14, 2003 (12)
10.49	Thirteenth Modification Agreement with GMAC Bank dated May 7, 2003 (12)
10.50	Second Amendment to Credit Agreement with E-Loan Auto Fund One LLC and Merrill Lynch Bank USA dated June 3, 2003 (13)
10.51	Fifteenth Modification Agreement with GMAC Bank dated June 18, 2003 (13)
10.52	Fourth Amended and Restated Note in favor of GMAC Bank dated June 18, 2003 (13)
10.53	Sublease with Charles Schwab & Co., Inc. dated June 20, 2003 (13)
10.54	Amendment Number Six to the Master Loan and Security Agreement with Greenwich Capital Financing Products, Inc. dated June 30, 2003 (13)
10.55	Promissory Note in favor of Greenwich Capital Financing Products, Inc. dated June 30, 2003 (13)
10.56	Third Amendment to Credit Agreement with E-Loan Auto Fund One LLC and Merrill Lynch Bank USA dated July 14, 2003 (13)
10.57	First Amendment to Servicing and Custodian Agreement with E-Loan Auto Fund LLC and Systems & Services Technologies, Inc. dated July 14, 2003 (14)
10.58	Fourteenth Modification Agreement with GMAC Bank dated August 11, 2003 (14)
10.59	Amendment Two to Marketing, Promotion, Distribution, and Related Services Agreement with zipRealty, Inc. dated August 22, 2003 (14)*
10.60	Second Amendment to Servicing and Custodian Agreement with E-Loan Auto Fund LLC and Systems & Services Technologies, Inc. dated September 1, 2003 (14)
10.61	Sixteenth Modification Agreement with GMAC Bank dated September 10, 2003 (14)
10.62	Amendment Number Seven to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated September 16, 2003 (14)
10.63	Amendment Number Eight to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated September 24, 2003 (14)
10.64	Seventeenth Modification Agreement with GMAC Mortgage Corporation dated November 12, 2003 †
10.65	Amendment Number Nine to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated November 13, 2003 †
10.66	Home Equity Line of Credit (HELOC) Revolving Credit Loan Purchase, Sale & Servicing Agreement with Wachovia Bank, N.A. dated February 4, 2004*
10.67	Master Repurchase Agreement with Merrill Lynch Mortgage Capital, Inc. dated February 6, 2004 †
10.68	Separation Agreement and Release of Claims with Joseph J. Kennedy dated January 29, 2004 †
10.69	Eighteenth Modification Agreement with GMAC Mortgage Corporation dated January 13, 2004 †
10.70	Nineteenth Modification Agreement with GMAC Mortgage Corporation dated February 25, 2004 †
10.71	Amendment Number Ten to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 11, 2004 †
10.72	Severance Agreement and Release of Claims with Robert Purcell dated February 25, 2004 †
21.1	List of Subsidiaries of E-Loan, Inc. †
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350,as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##

_____________

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-74945) filed on March 24, 1999, as amended, which Registration Statement became effective June 28, 1999 (File No. 333-74945).

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 09/30/99), filed on November 15, 1999 (File No. 000-25621).

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 06/30/00), filed on August 14, 2000 (File No. 000-25621).

(4) Incorporated by reference from the Company's Annual Report on Form 10-K (FYE 12/31/00), filed on April 2, 2001 (File No. 000-25621).

(5) Incorporated by reference from the Company's Annual Report on Form 10-K/A (FYE 12/31/00), filed on April 23, 2001 (File No. 000-25621).

(6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 09/30/01), filed on November 14, 2001 (File No. 000-25621).

(7) Incorporated by reference from the Company's Annual Report on Form 10-K (FYE 12/31/01), filed on April 1, 2002 (File No. 000-25621).

(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 06/30/02), filed on August 14, 2002 (File No. 000-25621).

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 09/30/02), filed on November 14, 2002 (File No. 000-25621).

(10) Incorporated by reference from the Company's Current Report on Form 8-K, filed on December 11, 2002 (File No. 000-25621).

(11) Incorporated by reference from the Company's Annual Report on Form 10-K (FYE 12/31/02), filed on March 31, 2003 (File No. 000-25621).

(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 03/31/03), filed on May 15, 2003 (File No. 000-25621).

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 06/30/03), filed on August 13, 2003 (File No. 000-25621).

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 09/30/03), filed on November 14, 2003 (File No. 000-25621).

* Confidential Treatment Granted
† Filed previously with original Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 12, 2004
# Filed herewith
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

Signature	Title	Date
* Christian A. Larsen	Chairman of the Board of Directors	March 25, 2005
* Mark Lefanowicz	President, Chief Executive Officer and Director	March 25, 2005
* Robert C. Kagle	Director	March 25, 2005
* Wade Randlett	Director	March 25, 2005
* Claus H. Lund	Director	March 25, 2005
/s/ James G. Jones James G. Jones	Director, Audit Committee Chairman	March 25, 2005
/s/ Daniel Springer Daniel Springer	Director	March 25, 2005

*By: Matthew Roberts
     Matthew Roberts, Attorney-in-fact

E-LOAN, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of E-LOAN, Inc.;

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of E-LOAN, Inc. and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 23, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2003.

/s/ PricewaterhouseCoopers LLP
March 12, 2004, except for Note 23, which is as of March 25, 2005

E-LOAN, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2003
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   2002         2003
                                                                                -----------  -----------
                                                                                             (restated)
ASSETS
Cash and cash equivalents (includes $2,500 and $4,850 of restricted cash)..... $    36,321  $    33,973
Loans held-for-sale...........................................................     393,386       50,874
Accounts receivable, prepaids and other assets................................      10,779       28,290
Fixed assets, net.............................................................       6,262       13,652
Retained interests in auto loans - trading....................................       3,969       11,658
Deposits......................................................................       1,319           --
                                                                                -----------  -----------
           Total assets....................................................... $   452,036  $   138,447
                                                                                ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Warehouse and other lines payable............................................. $   383,647  $    44,283
Accounts payable, accrued expenses and other liabilities......................      12,339       12,550
Capital lease obligation......................................................          10           --
                                                                                -----------  -----------
           Total liabilities..................................................     395,996       56,833
                                                                                -----------  -----------
Commitments and contingencies (Note 19):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2002 and December 31, 2003; 0 shares issued and
      outstanding at December 31, 2002 and December 31, 2003..................          --           --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2002 and December 31, 2003; 59,420,446 and
      62,136,790 shares issued and outstanding at December 31, 2002
      and December 31, 2003...................................................          59           62
Additional paid-in capital....................................................     262,194      265,144
Accumulated deficit...........................................................    (206,213)    (185,592)
                                                                                -----------  -----------
           Total stockholders' equity.........................................      56,040       81,614
                                                                                -----------  -----------
           Total liabilities and stockholders' equity......................... $   452,036  $   138,447
                                                                                ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            2001         2002          2003
                                                         -----------  -----------   -----------
                                                                                    (restated)
Revenues (Note 16)..................................... $    67,950  $   103,315   $   152,707

Operating expenses:
    Operations.........................................      42,946       52,854        69,716
    Sales and marketing................................      16,785       25,365        41,368
    Technology.........................................       6,325        6,336         8,414
    General and administrative.........................       5,784        7,225         8,845
    Amortization of non-cash marketing costs...........       5,970           --            --
    Amortization of unearned compensation..............       5,164           --            --
    Amortization of goodwill and intangible assets.....      28,144           --            --
                                                         -----------  -----------   -----------
           Total operating expenses....................     111,118       91,780       128,343
                                                         -----------  -----------   -----------
Income (loss) from  operations.........................     (43,168)      11,535        24,364
Other income, net......................................       3,638           80           140
                                                         -----------  -----------   -----------
Income (loss) before taxes.............................     (39,530)      11,615        24,504
Income taxes...........................................          --         (964)       (1,883)
                                                         -----------  -----------   -----------
Net income (loss)...................................... $   (39,530) $    10,651   $    22,621
                                                         ===========  ===========   ===========

Net income (loss) per share:
    Basic.............................................. $     (0.73) $      0.18   $      0.37
                                                         ===========  ===========   ===========
    Diluted............................................ $     (0.73) $      0.18   $      0.34
                                                         ===========  ===========   ===========

    Weighted-average shares - basic....................      53,797       57,613        60,678
                                                         ===========  ===========   ===========
    Weighted-average shares - diluted..................      53,797       60,358        66,037
                                                         ===========  ===========   ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
($ IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           Market-
                                                                                  Addi-      ing                  Total
                                                Common Stock         Unearned    tional    Services   Accum-     Stock-
                                            -----------------------  Compensa-   Paid-in   Receiv-    ulated    holders'
                                               Shares      Amount      tion      Capital     able     Deficit    Equity
                                            ------------  ---------  ---------  ---------  --------  ---------  ---------
Balance at December 31, 2000...............  53,449,236  $      53  $  (8,625) $ 259,362  $ (5,970) $(177,334) $  67,486
Common stock issued upon
   exercise of stock options, net..........     272,104         --         --         87        --         --         87
Issuance of common stock through ESPP......     288,811          1         --        290        --         --        291
Issuance of warrants in relation to
   warehouse line..........................          --         --         --        300        --         --        300
Marketing Services Receivable, net of
   of amortization.........................          --         --         --         --     5,970         --      5,970
Unearned compensation......................          --         --      8,625     (3,461)       --         --      5,164
Net loss...................................          --         --         --         --        --    (39,530)   (39,530)
                                            ------------  ---------  ---------  ---------  --------  ---------  ---------
Balance at December 31, 2001...............  54,010,151         54         --    256,578        --   (216,864)    39,768
Common stock issued upon
   exercise of stock options, net..........     173,402         --         --        177        --         --        177
Issuance of common stock through ESPP......     519,912          1         --        470        --         --        471
Issuance of common stock through
   convertible debt, net of issuance costs.   4,716,981          4         --      4,634        --         --      4,638
Issuance of warrants in relation to
   line of credit..........................          --         --         --        335        --         --        335
Net income.................................          --         --         --         --        --     10,651     10,651
                                            ------------  ---------  ---------  ---------  --------  ---------  ---------
Balance at December 31, 2002...............  59,420,446         59         --    262,194        --   (206,213)    56,040
Common stock issued upon
   exercise of stock options, net..........   1,810,622          2         --      1,951        --         --      1,953
Issuance of common stock through ESPP......     905,722          1         --        999        --         --      1,000
Net income (as restated)...................          --         --         --         --        --     22,621     22,621
                                            ------------  ---------  ---------  ---------  --------  ---------  ---------
Balance at December 31, 2003 (as restated).  62,136,790  $      62  $      --  $ 265,144  $     --  $(183,592) $  81,614
                                            ============  =========  =========  =========  ========  =========  =========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(IN THOUSANDS)

                                                                    2001         2002          2003
                                                                 -----------  -----------   -----------
                                                                                            (restated)
Cash flows from operating activities:
   Net income (loss)........................................... $   (39,530) $    10,651   $    22,621
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Amortization of unearned compensation.....................       5,164           --            --
     Amortization of goodwill and intangible assets............      28,144           --            --
     Non-cash marketing costs..................................       5,970           --            --
     Gain on sale of equity investment.........................      (3,237)          --            --
     Depreciation and amortization of fixed assets.............       3,853        4,025         4,929
     Changes in operating assets and liabilities:
       Loans held-for-sale.....................................    (139,500)    (231,140)      342,512
       Retained interests in auto loans........................          --       (3,969)       (7,689)
       Accounts receivable, prepaids, deposits
         and other assets......................................       1,576       (2,471)      (16,192)
       Accounts payable, accrued expenses and
         other payables........................................      (4,394)       4,804           211
                                                                 -----------  -----------   -----------
         Net cash (used in) provided by operating activities...    (141,954)    (218,100)      346,392
                                                                 -----------  -----------   -----------
Cash flows from investing activities:
   Acquisition of fixed assets.................................      (2,233)      (4,072)      (12,319)
   Disposal of fixed assets....................................         190           --            --
   Proceeds from sale of equity investment.....................       4,708           --            --
                                                                 -----------  -----------   -----------
         Net cash (used in) provided by investing activities...       2,665       (4,072)      (12,319)
                                                                 -----------  -----------   -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................         373          621         2,953
   Proceeds from notes payable.................................      10,000           --        12,100
   Repayments of notes payable.................................      (7,060)          --       (12,100)
   Proceeds from warehouse and other lines payable.............   3,124,921    4,546,238     4,827,455
   Repayments of warehouse and other lines payable.............  (2,984,452)  (4,320,739)   (5,166,819)
   Payments on obligations under capital leases, net...........        (414)        (165)          (10)
                                                                 -----------  -----------   -----------
         Net cash (used in) provided by financing activities...     143,368      225,955      (336,421)
                                                                 -----------  -----------   -----------
Net increase (decrease) in cash................................       4,079        3,783        (2,348)
Cash and cash equivalents, beginning of period.................      28,459       32,538        36,321
                                                                 -----------  -----------   -----------
Cash and cash equivalents, end of period....................... $    32,538  $    36,321   $    33,973
                                                                 ===========  ===========   ===========
Supplemental cash flow information:
   Cash paid for interest...................................... $    10,037  $     8,856   $     8,189
                                                                 ===========  ===========   ===========
   Cash paid for income taxes.................................. $        --  $        27   $     3,427
                                                                 ===========  ===========   ===========
Non-cash financing activities:
   Furniture, equipment and software under capital leases...... $        97  $        --   $        --
                                                                 ===========  ===========   ===========
   Conversion of convertible debt into common stock.............$        --  $     5,000   $        --
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

Reclassification

Certain amounts have been reclassified in 2003 and 2002 as discussed in Note 23. The interest income earned on the retained interest asset was previously misclassified in Other Income, net, and was moved to Auto Revenues, a component of Total Revenues. This resulted in an increase in Revenues and a decrease in Other Income, net. Additionally, the Company determined that certain shared and administrative costs previously recorded in Mortgage Operations Expense, which is a component of Operations Expense, should be reallocated to Technology Expense, General and Administrative Expense and Home Equity Operations Expense, also a component of Operations Expense, to better reflect the performance of the different product lines of the Company. This resulted in a decrease in Operations Expense and increases in Technology Expense, and General and Administrative Expense. The reclassifications had no impact on net income (loss).

Restatement

Certain accounts in the December 31, 2003 financial statements were restated from amounts previously reported to correct for certain accounting errors as discussed in Note 23.

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

Cash and cash equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase and documentary drafts, to be cash equivalents. As more fully described in Note 10, prior to March 2004, the Company was required to maintain a minimum cash and cash equivalents balance of the higher of $15 million (including $2.5 million of Restricted Cash). The following summarizes cash and cash equivalents at December 31, 2002 and 2003 (in thousands):

                                                            December 31, December 31,
                                                               2002         2003
                                                            -----------  -----------
Cash...................................................... $    33,221  $    28,179
Certificates of deposit, unrestricted.......................       600           75
Documentary drafts........................................          --          869
Restricted cash...........................................       2,500        4,850
                                                            -----------  -----------
                                                           $    36,321  $    33,973
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

Restricted Cash

As described in Note 10, prior to March 2004, one of the Company's warehouse lines required the restriction of $2.5 million in cash as additional collateral. This restricted cash is being held in certificates of deposit which mature in less than 90 days and is classified as an asset on the Company's accompanying consolidated balance sheet. As a result of an amendment in March 2004, this restriction was removed in its entirety.

In December 2003, the Company renegotiated its line of credit with Wells Fargo Bank, National Association (See Note 12). As part of the amendment, the Company was required to provide restricted cash in the amount of $2.35 million as collateral for this line of credit. This restricted cash is being held in certificates of deposit which mature in less than 90 days and is classified as an asset on the Company's accompanying consolidated balance sheet. This line of credit is being utilized to support letters of credit related to the new Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds.

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

Fixed assets

Fixed assets are recorded at cost and depreciated using the straight-line method over their useful lives, which is generally three years for computers and software and five years for furniture and fixtures. Leasehold improvements are amortized over the remaining life of the lease (see Note 23). Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. The Company assesses impairment of its fixed assets when there has been an event that might indicate that the undiscounted future cash flows from the asset may not be recoverable. If the estimated undiscounted future cash flows are not sufficient to recover the carrying value of the asset, the carrying value of the asset is written down to its estimated fair value. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

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

Revenue

Mortgage Revenues

The Company's mortgage revenues are derived from the origination and sale of loans. Mortgage loans are funded through the Company's warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Mortgage loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold. Also included in mortgage revenues are amounts recorded in connection with loans sold under a Sale Agreement with Greenwich Capital (see Note 10 and Note 23). These amounts consist of gain on sale from transferred loans, in the form of a retained interest comprised of interest income, net of interest expense, and additional cash flows to be received at the time of settlement with the committed loan purchaser. The Company sells these loans to loan purchasers on a servicing released basis without recourse, subject to certain representations and warranties, including but not limited to a guarantee that the borrower will make a minimum number of payments on his/her loan. As such, the Company records reserves as a contra-revenue at the time a loan is sold, based on certain assumptions in anticipation of future losses (see Note 11).

Interest Income on Mortgage and Home Equity Loans

The Company generates revenues from interest income on mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale.

Home Equity Revenues

Home equity revenues are derived from the origination and sale of loans. Home equity loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers typically within sixty days. Home equity loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Also included in mortgage revenues are amounts recorded in connection with loans sold under a Sale Agreement with Greenwich Capital (see Note 10 and Note 23). These amounts consist of gain on sale from transferred loans, in the form of a retained interest comprised of interest income, net of interest expense, and additional cash flows to be received at the time of settlement with the committed loan purchaser. The Company sells these loans to loan purchasers on a servicing released basis without recourse, subject to certain representations and warranties, including but not limited to a guarantee that the borrower will make a minimum number of payments on his/her loan. As such, the Company records reserves as a contra-revenue at the time a loan is sold, based on certain assumptions in anticipation of future losses (see Note 11).

Auto Revenues

The Company funds prime auto loans using a line of credit and then sells them to a qualified special purpose entity (QSPE), which was created in July 2002 (see Note 7). Revenues from these sales consist of the estimated future discounted cash flows net of interest, servicing fees and credit losses. Revenues on prime auto loan sales are recognized when the loan is sold to the QSPE. In addition, in exchange for the loans sold, the Company receives cash proceeds and records a retained interest. A discount rate has been applied to the asset to account for the estimated cash flows to be received over the life of the loans. The retained interest is an interest-earning asset. The difference between the estimated discounted cash flows and the actual cash flows received over time are accreted and included as auto revenue.

Prior to the third quarter of 2003, sub-prime auto loans were sold to sub-prime auto loan purchasers. The revenue on these loans consisted of the mark-up to the lending partner's loan price or a set origination fee. These revenues were recognized at the time the loan was sold. In the third quarter of 2003, the Company stopped processing and funding sub-prime auto loans and shifted this portion of the business to a referral based system. Loan applications that do not meet the prime auto lending criteria are referred out to other sub-prime lenders in exchange for a fee. This fee is recognized as revenue at the time of application transfer to the sub-prime lender.

Other Revenues

The Company generates revenues from fees paid by various partners in exchange for consumer loan applications generated by advertising such partners' products on the Company's website. The current consumer loan programs offered include credit cards and unsecured personal loans. Additionally, the Company earns revenue from its credit report services. The fees related to these credit report services are paid upfront. As such, any fees that have been paid but not yet earned at the end of each period are accounted for as deferred revenue and are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. These revenues are recognized as earned.

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

Income taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company's deferred tax asset arises principally from net operating loss carryforward (NOLs). There are significant judgments and estimates involved in projecting the recoverability of the deferred tax asset, particularly with respect to the existence of future taxable income sufficient to realize NOLs. The Company reported its first profitable year in 2002 and was again profitable in 2003. However, the sustained low interest rate environment created favorable operating conditions for the Company. During the fourth quarter of 2003, mortgage refinancing volume declined sharply and the Company reported a pre-tax loss from operations and is projecting a loss for the first quarter of 2004. Management will continue to monitor projections of future taxable income and when it believes realization of the tax benefits associated with the NOLs is more likely than not, management will reduce the valuation allowance by recording a benefit through the income tax provision recorded in the statement of operations. Based upon the Company's performance throughout the coming year it is possible that management would reduce the valuation allowance during 2004; however, management can provide no assurances as to the amount of such reduction, the period in which it might occur or if it will occur at all.

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

The following pro forma net income (loss) information has been prepared as if the Company had followed the provisions of SFAS No. 123 (in thousands, except per share amounts):

                                                                  Years Ended December 31,
                                                            -------------------------------------
                                                               2001         2002         2003
                                                            -----------  -----------  -----------
                                                                                      (restated)
Net income (loss):
   As reported............................................ $   (39,530) $    10,651  $    22,621
     Add: Amortization of unearned compensation included
     in reported net income (loss), net of tax............       5,164           --           --
     Less: Stock-based employee compensation expense
     excluded from reported net income (loss), net of tax.      (5,373)      (4,841)      (3,243)
                                                            -----------  -----------  -----------
   Pro forma.............................................. $   (39,739) $     5,810  $    19,378

Basic net income (loss) per share:
   As reported............................................ $     (0.73) $      0.18  $      0.37
   Pro forma.............................................. $     (0.83) $      0.10  $      0.32
Diluted net income (loss) per share:
   As reported............................................ $     (0.73) $      0.18  $      0.34
   Pro forma.............................................. $     (0.74) $      0.10  $      0.29

Stock-based employee compensation expense previously reported for 2002 was incorrect and has been updated accordingly (see Note 23). While the correction impacted the pro forma net income and pro forma earnings per share, it had no impact on the computation of as reported earnings per share.

Net income (loss) per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128 basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such potential dilutive shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants, and the conversion of debt into common stock. Anti-dilutive shares in the amounts of 13.7 million, 14.1 million and 2.5 million were excluded from the dilutive shares outstanding for the periods ended December 31, 2001, 2002 and 2003, respectively. Anti-dilutive shares previously reported for 2001 and 2002 were incorrect and have been updated accordingly (see Note 23). The correction had no impact on the computation of EPS.

The following table sets forth the computation of diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

                                                                  Years Ended December 31,
                                                            -------------------------------------
                                                               2001         2002         2003
                                                            -----------  -----------  -----------
                                                                                      (restated)
Numerator:
   Net income (loss)...................................... $   (39,530) $    10,651  $    22,621
   Interest expense from convertible note.................          --          152           --
                                                            -----------  -----------  -----------
       Net income (loss) assuming dilution................ $   (39,530) $    10,803  $    22,621
                                                            ===========  ===========  ===========
Denominator:
   Weighted average common shares, basic..................      53,797       57,613       60,678
   Effect of potentially dilutive securities:
      Convertible note....................................          --        1,374           --
      Warrants............................................          --          138          697
      Employee stock option plan..........................          --        1,233        4,662
                                                            -----------  -----------  -----------
   Weighted average number of shares
      assuming dilution...................................      53,797       60,358       66,037
                                                            ===========  ===========  ===========
Diluted net income (loss) per share....................... $     (0.73) $      0.18  $      0.34
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

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. All of the auto loans held-for-sale are pledged as collateral for borrowings at December 31, 2003 (see Note 10). The following summarizes loans held-for-sale at December 31, 2002 and 2003 (in thousands):

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

4. Accounts receivable, prepaids and other assets

The following summarizes accounts receivable, prepaids and other assets at December 31, 2002 and 2003 (in thousands):

                                           December 31,
                                       --------------------
                                         2002       2003
                                       ---------  ---------
                                                 (restated)
Prepaids............................. $   3,511  $   4,574
Accounts receivable..................     4,152     21,936
Interest receivable..................     1,432      1,541
Other current assets.................     1,684        239
                                       ---------  ---------
                                      $  10,779  $  28,290
                                       =========  =========

Included in prepaids at December 31, 2002 and 2003 are prepayments for sales and marketing in the amounts of $0.6 million and $2.3 million, respectively. Included in accounts receivable is the receivable due to the Company from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $1.9 million and $16.2 million at December 31, 2002 and 2003, respectively (see Note 10 and Note 23). Included in other assets is an amount related to the fair value of SFAS 133 derivatives of $1.0 million and $0.1 million at December 31, 2002 and 2003, respectively.

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

6. Fixed Assets

Fixed assets are recorded at cost and consist of the following (in thousands):

                                                                               December 31,
                                                                         ------------------------
                                                                            2002         2003
                                                                         -----------  -----------
                                                                                      (restated)
  Computer equipment and software...................................... $    13,948  $    20,787
  Furniture and fixtures...............................................       1,871        1,897
  Equipment and software under capital leases..........................         203          203
  Leasehold improvements...............................................       1,832        7,286
                                                                         -----------  -----------
                                                                             17,854       30,173
  Accumulated depreciation and amortization............................     (11,592)     (16,521)
                                                                         -----------  -----------
                                                                        $     6,262  $    13,652
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

December 31, 2003 (in thousands)
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

9. Income Taxes

Significant components of the provision for income taxes are as follows (in thousands):

                                                                  Years Ended December 31,
                                                            -------------------------------------
                                                               2001         2002         2003
                                                            -----------  -----------  -----------
Federal:                                                                              (restated)
      Current............................................. $        --  $        --  $        --
      Deferred............................................          --           --           --
                                                            -----------  -----------  -----------
                                                                    --           --           --
State:
      Current.............................................          --        1,692        1,183
      Deferred............................................          --         (728)         700
                                                            -----------  -----------  -----------
                                                                    --          964        1,883
                                                            -----------  -----------  -----------
Income tax provision...................................... $        --  $       964  $     1,883
                                                            ===========  ===========  ===========

The provision for income taxes was at rates other than the U.S. Federal statutory rate for the following reasons:

                                            Years Ended December 31,
                                       -------------------------------
                                         2001       2002       2003
                                       ---------  ---------  ---------
U.S. Federal statutory rate..........     -34.0%      34.0%      34.0%
State taxes..........................      -7.2%       6.1%       4.6%
Unearned compensation................       5.4%        --         --
Goodwill.............................      29.3%        --         --
Change in valuation allowance........       1.8%     -32.5%     -30.5%
Warrants.............................       6.2%        --         --
Other................................      -1.5%       0.7%      -0.4%
                                       ---------  ---------  ---------
                                            0.0%       8.3%       7.7%
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

The primary components of temporary differences, which give rise to deferred taxes are as follows (in thousands):

                                                            Years Ended December 31,
                                                            ------------------------
                                                               2002         2003
                                                            -----------  -----------
  Deferred tax  assets:
     Net operating loss carryforwards..................... $    28,766  $    24,616
     Reserves and accruals................................         665        1,238
     Fixed assets.........................................         404          794
     Mark-to-market of securities.........................       3,367       (1,029)
     Capitalized development costs........................      (1,058)      (1,511)
     Other................................................         140          241
                                                            -----------  -----------
           Total deferred tax assets...................... $    32,284  $    24,350
                                                            ===========  ===========

Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets at December 31, 2002 and 2003, in the amount of $31.6 million and $24.3 million, respectively. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced. Aproximately $1.7 million of the benefits related to net operating loss carryforwards indicated above are attributable to stock-based compensation and will be recognized as an increase to the Company's additional paid-in capital when realized.

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

The following summarizes warehouse and other lines payable at December 31, 2002 and 2003 (in thousands):

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
                                       =========  =========

11. Accounts Payable, Accrued Expenses and Other Liabilities

The following summarizes accounts payable, accrued expenses and other liabilities at December 31, 2002 and 2003 (in thousands):

                                           December 31,
                                       --------------------
                                         2002       2003
                                       ---------  ---------
                                                  (restated)
Accounts payable..................... $   4,637  $   5,398
Accrued compensation.................     2,710      1,987
Income tax payable...................     1,665       (579)
Other liabilities....................     1,898      3,011
Reserves.............................       900      2,386
Interest payable.....................       529        347
                                       ---------  ---------
                                      $  12,339  $  12,550
                                       =========  =========

Included in other liabilities is an amount related to the fair value of SFAS 133 derivatives of $1.7 million and $0.9 million at December 31, 2002 and 2003, respectively.

Included in the accounts payable, accrued expenses and other liabilities is an amount related to reserves the Company established for representation and warranties and premium repayment liability. The Company sells loans to loan purchasers on a servicing released basis without recourse. As such, the risk of loss or default by the borrower has generally been assumed by these purchasers. However, the Company is usually required by these purchasers to make certain representations relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults. In connection with a majority of its loan sales agreements, the Company is also responsible for ensuring that the borrower makes a minimum number of payments on each loan, or else the Company may be required to refund the premium paid to it by the loan purchaser. As such, the Company records reserves based on certain assumptions in anticipation of future losses as a result of current activity.

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

                                            Mortgage   Home Equity   Auto       Total
                                            ---------  ----------  ---------  ---------
Balance at 1/1/01......................... $     239  $       --  $     113  $     352
   Increase to reserve....................       313          62        247        622
   Losses incurred........................      (183)        (26)      (286)      (495)
                                            ---------  ----------  ---------  ---------
Balance at 12/31/01....................... $     369  $       36  $      74  $     479
                                            =========  ==========  =========  =========

Balance at 1/1/02......................... $     369  $       36  $      74  $     479
   Increase to reserve....................       535         294        193      1,022
   Losses incurred........................      (286)       (169)      (146)      (601)
                                            ---------  ----------  ---------  ---------
Balance at 12/31/02....................... $     618  $      161  $     121  $     900
                                            =========  ==========  =========  =========

Balance at 1/1/03......................... $     618  $      161  $     121  $     900
   Increase to reserve....................     1,459       1,852        147      3,458
   Losses incurred........................      (768)     (1,047)      (157)    (1,972)
                                            ---------  ----------  ---------  ---------
Balance at 12/31/03....................... $   1,309  $      966  $     111  $   2,386
                                            =========  ==========  =========  =========

12. Notes Payable

On July 12, 2001 the Company sold a $5 million convertible note to The Charles Schwab Corporation, which was convertible into shares of its common stock at a conversion price of $1.06 per share and which was scheduled to mature on January 19, 2003 (see Note 20). The convertible note bore interest at a rate of 8% per annum and was payable quarterly. On April 12, 2002, The Charles Schwab Corporation exercised its option to convert the amount due under the $5 million convertible note into 4,716,981 shares of the Company's common stock, in lieu of repayment, and therefore the note was converted rather than redeemed.

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

                                                                   Years Ended December 31,
                                                            -------------------------------------
                                                               2001         2002         2003
                                                            -----------  -----------  -----------
Stock option plan:
   Expected stock price volatility........................      105.00%      90.00%      67.62%
   Risk-free interest rate................................        4.48%       3.86%       2.97%
   Expected life of options (years).......................           5            5            3

Stock purchase plan:
   Expected stock price volatility........................      105.00%      87.00%      82.64%
   Risk-free interest rate................................        3.19%       2.90%       2.23%
   Expected life of options (years).......................           2            2            2

As a result of the above assumptions, the weighted average fair value of options granted during the years ending December 31, 2001, 2002 and 2003 was $1.08, $1.05 and $1.64, respectively. The weighted average fair value of stock purchased during the three years ending December 31, 2001, 2002 and 2003 was $2.95, $0.94 and $1.03, respectively. Certain of the weighted average assumptions reported for 2002 were incorrect and have been updated accordingly (see Note 23). While the correction impacted the weighted average fair value, pro forma net income and pro forma earnings per share, it had no impact on the computation of as reported earnings per share.

A summary of the status of the Company's stock option plan and changes during those periods is presented below:

                                                      Weighted
                                                       average
                                          Number of   exercise
                                           Shares       price
                                         -----------  ---------

Outstanding as of December 31, 2000.....  9,476,295  $    4.45
 Granted................................  3,612,500       1.38
 Exercised..............................   (272,104)      0.32
 Terminated/forfeited................... (2,243,732)      5.67
                                         -----------
Outstanding as of December 31, 2001..... 10,572,959       3.25
 Granted................................  1,922,450       1.50
 Exercised..............................   (173,402)      1.02
 Terminated/forfeited...................   (848,671)      3.87
                                         -----------
Outstanding as of December 31, 2002..... 11,473,336       2.95
 Granted................................  2,205,750       3.50
 Exercised.............................. (1,583,658)      1.34
 Terminated/forfeited................... (1,511,320)      3.53
                                         -----------
Outstanding as of December 31, 2003..... 10,584,108  $    3.22
                                         ===========

Terminated/forfeited options previously reported for 2003 were underreported by 8,125 shares and have been updated accordingly (see Note 23). The correction had no impact on net income.

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

16. Revenues and Other Income, Net

The following table provides the components of revenues (in thousands):

                                                 Years Ended December 31,
                                            --------------------------------
                                              2001        2002       2003
                                            ---------  ----------  ---------
                                                                   (restated)
Revenues:
   Mortgage............................... $  38,999  $   61,212  $  97,327
   Interest income on mortgage loans......    11,568      15,093     15,477
   Home equity............................     4,978      13,176     24,149
   Interest income on home equity loans...       888       2,379      2,998
   Auto...................................    10,594      10,609     11,415
   Other..................................       923         846      1,341
                                            ---------  ----------  ---------
                                           $  67,950  $  103,315  $ 152,707
                                            =========  ==========  =========

See Note 23 regarding the restatement of Revenues for the year ended December 31, 2003 and reclassification of Auto Revenues for the years ended December 31, 2002 and 2003.

The following table provides the components of other income, net (in thousands):

                                                       Years Ended December 31,
                                                   -------------------------------
                                                     2001       2002       2003
                                                   ---------  ---------  ---------
                                                              (restated) (restated)

Interest on cash equivalents..................... $     745  $     240  $     184
Interest expense on non-warehouse
   facility borrowings...........................      (359)      (160)       (44)
Equity investment gain/(loss)....................     3,252         --         --
                                                   ---------  ---------  ---------
                                                  $   3,638  $      80  $     140
                                                   =========  =========  =========

See Note 23 regarding the reclassification of Interest Income on Retained Interest Assets to Auto Revenues for the years ended December 31, 2002 and 2003.

In December 2001, the Company sold its entire equity investment in Finance All, the parent company of E-LOAN Japan, for $4.7 million. The Company recorded a one-time gain on sale of equity investment in the amount of $3.3 million, in connection with this sale. The book value of the investment at the time of sale was $1.4 million.

17. Operating Expenses

The following table provides the components of operating expenses (in thousands):

                                                      Years Ended December 31,
                                                   -------------------------------
                                                     2001       2002       2003
                                                   ---------  ---------  ---------
                                                                        (restated)
Compensation and benefits........................ $  28,840  $  39,373  $  55,641
Processing costs.................................     8,594      9,987     11,407
Advertising and marketing........................    14,063     20,707     36,649
Occupancy and administration.....................    10,024     11,770     15,098
Interest expense on warehouse borrowings.........    10,319      9,943      9,548
Amortization of unearned compensation............     5,164         --         --
Amortization of goodwill and intangible assets...    28,144         --         --
Non-cash marketing costs.........................     5,970         --         --
                                                   ---------  ---------  ---------

         Total operating expenses................ $ 111,118  $  91,780  $ 128,343
                                                   =========  =========  =========

Commissions and bonus compensation comprised 26%, 29%, and 25% of total compensation and benefits in the years ended December 31, 2001, 2002, and 2003, respectively. Net occupancy costs comprised 8%, 12%, and 16% of total occupancy and administration in the years ended December 31, 2001, 2002, and 2003, respectively.

The following table provides detail of the operations component of total operating expenses classified by the following revenue-related categories (in thousands):

                                                 Years Ended December 31,
                                             -------------------------------
                                                2001       2002       2003
                                             ---------   ---------  ---------
                                                                   (restated)
Mortgage .................................. $   20,940  $   26,045  $  34,775
Interest expense on mortgage loans.........      8,678       7,986      7,427
Home equity................................      3,094       8,534     14,819
Interest expense on home equity loans......        782       1,367      1,724
Auto.......................................      9,285       8,842     10,971
Other......................................        167          80         --
                                             ---------   ---------  ---------
Total operations........................... $   42,946  $   52,854  $  69,716
                                             =========   =========  =========

See Note 23 regarding the restatement of Revenues and Interest Expense and the reclassification of certain expenses.

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

19. Commitments and Contingencies

Leases

The Company leases office space under two operating leases, which expire in November 2004 and June 2010, respectively. A portion of the facility that expires in November 2004 is under sublease and expires in March 2004. Rent expense under operating leases amounted to $0.8 million, $1.5 million and $2.4 million for the years ended December 31, 2001, 2002 and 2003, respectively. See Note 23 regarding the restatement of Rent Expense.

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

Cash Marketing Costs

The original agreement stipulated that Schwab would receive cash marketing fees in the amount of $929,000, $3,547,000, $11,100,000 and $13,284,000 for each of the four years of the agreement, respectively. The escalating payments correlated to the anticipated future benefit from the marketing agreement as of April 2000. Through an amendment to the agreement, the Company obtained a unilateral right to cancel the agreement on or before June 30, 2001, which if exercised, no marketing fees would be owed for years 2 through 4 of the agreement. Also as an amendment to the agreement, the first year's payment of $929,000 was reduced to $779,000. Based on the Company's ability to cancel, the first year's cash marketing fee payment of $779,000 was amortized ratably over the first year of the agreement.

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

Non-cash Marketing Costs

In addition to the cash compensation under the Marketing Agreement, the Company issued two warrants to purchase 13.1 million shares of common stock to Schwab. The first warrant to purchase 6,500,000 shares of common stock at an exercise price of $3.75, had a three year term and expired on April 25, 2003, unexercised. Half of the 6,500,000 shares under the warrant were exercisable following the one year anniversary of the date of grant, and all of the shares were exercisable following the two year anniversary, if immediately prior to exercise the Company's stock had traded at $5.75 for five consecutive days. Once exercised, the shares would have been subject to a one-year holding period before they were saleable. The second warrant to purchase 6,600,000 shares of common stock at an exercise price of $15.00, had a three and a quarter year term and an expiration date of July 25, 2003. The second warrant did not contain the same restrictions included in the first warrant, and was net exercised by Schwab on June 27, 2003 for 254,566 shares of common stock. The warrants were not subject to cancellation when the Marketing Agreement was terminated. The average of the high and low price of the Company's common stock as reported by the Nasdaq National Market on April 24, 2000 (prior to date of issuance), and April 25, 2000 (the date of issuance of the warrants and the public announcement of the agreement) was $4.16 and $7.60 per share, respectively. Following the issuance of the warrants on April 25, 2000 (and shares acquired in the private placement), Schwab beneficially owned approximately 16% of the Company's outstanding shares of common stock. Beneficial ownership includes shares directly held and those issuable under warrants that are exercisable within sixty days of April 25, 2000, regardless of whether the warrant exercise price is less that the market price.

The total valuation of both of these warrants was determined to be $12,460,000. The first warrant was valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.0%, term of three years and volatility of 80%.  The second warrant was also valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.0%, term of three and 1/4 years and volatility of 70%. The difference between the total valuation of the warrants and the Black-Scholes option pricing model output is primarily attributable to discounts relating to both the dilution impact from the potential issuance of the shares of common stock underlying the warrants and the restrictions upon the exercise of the first warrant and the ability to sell the shares issuable upon exercise of that warrant. The total valuation was recorded as a contra-equity item called marketing services receivable and was expensed over a one-year term, consistent with the treatment of the first year cash payment due to the unilateral cancellation right.  The Company recorded $6.0 million in non-cash marketing costs in the year ended December 31, 2001 related to the issuance of these warrants. As of December 31, 2001, the warrants were fully amortized.

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

On January 29, 2004, the Company announced the resignation of its President and Chief Operating Officer, Joseph Kennedy. In accordance with a Separation Agreement, also dated January 29, 2004, the Company agreed to pay Mr. Kennedy approximately $312,000 related to severance, benefits and employer taxes. Additionally, the Company agreed to accelerate the vesting of all unvested options held by Mr. Kennedy and to extend the exercise period for such options through April 12, 2004, which modifications were estimated to amount to a $635,500 non-cash compensation charge. These compensation charges will be recorded in 2004.

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

23. Restatement and Reclassification

On November 3, 2004, the management of the Company determined that its previously issued financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 should be restated to correct the accounting error described below. All references to such quarterly data herein are unaudited. See also the headings "reclassification" and "restatement" in Note 1.

On June 17, 1999, the Company entered into a Mortgage Loan Purchase and Sale Agreement with Greenwich Capital Financial Products, Inc. ("Greenwich"), see Note 10. Under the terms of this agreement, mortgage and home equity loans that are allocated to a mandatory sell forward commitment between the Company and a loan purchaser, but have not yet been settled, may be sold to Greenwich with the accompanying trade assignment. The Company accounts for these transfers as sales, in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 140).

The Company's historical practice has been to continue to recognize interest income and interest expense on loans sold under its agreement with Greenwich in the period from the time of sale until the time of settlement with the committed loan purchaser. As part of the Company's review and preparation of its financial statements for the quarter ended September 30, 2004, the Company determined that this interest income and interest expense should have been included in the calculation of the gain on loans sold rather than to be recognized as additional interest income and interest expense in the period subsequent to the sale of the loans. The cumulative impact of this error was an understatement of pre-tax income of $703,000 during 2003.

During the course of its review, the Company determined that additional adjustments to previously reported results were required. An additional adjustment related to the Company's accounting for the mark-to-market of forward commitments associated with its adjustable rate mortgage ("ARM") production in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities". The Company improperly included amounts in the mark-to-market calculation for ARM forward commitments on loans sold in connection with the Greenwich sale agreement mentioned above. While the adjustment resulted in decreases to revenue and income in the first and second quarter of 2003, it resulted in an equal and off-setting increase to revenue and income in the third quarter of 2003, with no net impact on the total 2003 revenue or income amounts.

The Company also adjusted for leasehold improvement allowances provided by the landlord in the Pleasanton, California facility, in accordance with the terms of the lease on that facility. The Company had previously recorded those amounts as a reduction of leasehold improvements, as opposed to deferred rent, and ultimately a reduction of rent expense over the period of the lease. The adjustment resulted in a $19,000 increase to net income for the year ended December 31, 2003.

The Company increased its deferred tax valuation allowance in 2003 by $700,000. The restatement resulted from the Company's determination that effective in the third quarter of 2003, it was no longer more likely than not that such deferred tax asset was realizable in future periods. The adjustment increased income tax expense and decreased other assets.

In addition, certain amounts have been reclassified in 2003 and 2002. The interest income earned on the retained interest asset was previously misclassified in Other Income, net, and was moved to Auto Revenues, a component of Total Revenues. This resulted in an increase in Revenues and a decrease in Other Income, net. Additionally, the Company determined that certain shared and administrative costs previously recorded in Mortgage Operations Expense, which is a component of Operations Expense, should be reallocated to Technology Expense, General and Administrative Expense and Home Equity Operations Expense, also a component of Operations Expense, to better reflect the performance of the different product lines of the Company. This resulted in a decrease in Operations Expense and increases in Technology Expense, and General and Administrative Expense. The reclassifications had no impact on net income (loss).

Finally, the Company has elected to present an unclassified balance sheet by eliminating the classification of current assets and current liabilities. Such presentation is in accordance with the Illustrative Financial Statements for Mortgage Companies issued by the AICPA released on February 16, 2004. The change was made to conform to the financial statements presentation of other financial services companies and to enhance financial statements comparability with peers. The prior year financial statements were reclassified to conform to the current period presentation.

These Consolidated Financial Statements have been restated to reflect the above adjustments. These amended financial statements also include amendments to related disclosures for 2003. In addition, the Company is restating its financial statements for the quarters ended March 31, 2004 and June 30, 2004 that include amendments to related disclosures for the periods covered by those reports. Management has determined that the effect of such errors was not material to the 1999, 2000, 2001, and 2002 financial statements and therefore has not restated the financial statements for those periods.

The following schedule sets forth the error and the corrected amounts (in thousands, except per share amounts):

                                                                                                                           Twelve
                                                                                                                           Months
                                                                                   Three Months Ended (unaudited)           Ended
                                                                             ------------------------------------------   ---------
                                                                             March 31,  June 30,   Sept. 30,   Dec 31,     Dec 31,
                                                                               2003       2003       2003       2003        2003
                                                                             ---------  ---------  ---------  ---------   ---------
Net Income as previously reported.......................................... $   6,331  $   8,078  $   8,019  $     206   $  22,634

Reclassification adjustments (pre-tax)
  Reclassification of Other Income, net to Revenues, Auto..................       229        218        281        316       1,044
  Reclassification of Operating Expenses from Operations...................       264        280        301        273       1,118
  Reclassification of Operating Expenses to Technology.....................      (189)      (185)      (203)      (186)       (763)
  Reclassification of Operating Expenses to General and Administrative.....       (75)       (95)       (98)       (87)       (355)
  Reclassification of Other Income, net to Revenues, Auto..................      (229)      (218)      (281)      (316)     (1,044)
                                                                             ---------  ---------  ---------  ---------   ---------
      Total reclassification adjustments (pre-tax).........................         0          0          0          0           0
                                                                             ---------  ---------  ---------  ---------   ---------
Restatement adjustments
  Restatement effects from Greenwich adjustment (pre-tax):
    Increase in Revenues, Mortgage.........................................       537        259        450        834       2,080
    Increase in Revenues, Home Equity......................................       112         64        225        392         793
    Decrease in Revenues, Interest Income on Mortgage Loans................      (442)      (394)      (603)    (1,631)     (3,070)
    Decrease in Revenues, Interest Income on Home Equity Loans.............      (101)       (75)      (263)      (709)     (1,148)
    Decrease in Operating Expenses, Interest Expense on Mortgage Loans.....       220        191        285        733       1,429
    Decrease in Operating Expenses, Interest Expense on Home Equity Loans..        68         58        127        366         619
  Restatement effects from SFAS 133 Adjustemnt (pre-tax):
    Increase (decrease) in Revenues, Mortgage..............................      (115)      (725)       840          0           0
  Restatement effect from Leasehold Improvement Adjustment:
    Decrease in General and Administrative expenses........................                                         19          19
                                                                             ---------  ---------  ---------  ---------   ---------
      Total restatement adjustments (pre-tax)..............................       279       (622)     1,061          4         722
  Tax effect of restatement adjustments                                           (13)        29        (51)         0         (35)
  Restatement effect of deferred tax valuation allowance charge                                         700                    700
                                                                             ---------  ---------  ---------  ---------   ---------
      Total net restatement adjustments ...................................       266       (593)       310          4         (13)
                                                                             ---------  ---------  ---------  ---------   ---------
Net Income after reclassification and restatement ......................... $   6,597  $   7,485  $   8,329  $     210   $  22,621
                                                                             ========== ========== ========== ==========  ==========

                                                                                                                           Twelve
                                                                                                                           Months
                                                                                   Three Months Ended (unaudited)           Ended
                                                                             ------------------------------------------   ---------
                                                                             March 31,  June 30,   Sept. 30,   Dec 31,     Dec 31,
                                                                               2002       2002       2002       2002        2002
                                                                             ---------  ---------  ---------  ---------   ---------
Net Income as previously reported.......................................... $   1,604  $     944  $   3,090  $   5,013   $  10,651

Reclassification adjustments (pre-tax)
  Reclassification of Other Income, net to Revenues, Auto..................         0          0          5         22          27
  Reclassification of Operating Expenses from Operations...................       235        241        260        264       1,000
  Reclassification of Operating Expenses to Technology.....................      (167)      (168)      (185)      (190)       (710)
  Reclassification of Operating Expenses to General and Administrative.....       (68)       (73)       (75)       (74)       (290)
  Reclassification of Other Income, net to Revenues, Auto..................         0          0         (5)       (22)        (27)
                                                                             ---------  ---------  ---------  ---------   ---------
      Total reclassification adjustments (pre-tax).........................         0          0          0          0           0
  Tax effect of reclassification adjustments                                        0          0          0          0           0
                                                                             ---------  ---------  ---------  ---------   ---------
      Total net restatement adjustments ...................................         0          0          0          0           0
                                                                             ---------  ---------  ---------  ---------   ---------
Net Income after reclassification and restatement ......................... $   1,604  $     944  $   3,090  $   5,013   $  10,651
                                                                             ========== ========== ========== ==========  ==========

The consolidated balance sheet as of December 31, 2003 included in this Form 10-K/A has been restated to include the effects of the adjustments as follows (in thousands):

                                                     As
                                                  Previously     As
                                                   Reported    Restated
                                                     2003        2003
                                                  ----------  ----------
ASSETS
Cash and cash equivalents                        $   33,973  $   33,973
Loans held-for-sale                                  50,874      50,874
Accounts receivable, prepaids and
   other assets                                      28,287      28,290
Fixed assets, net                                    11,484      13,652
Retained interests in auto loan-trading              11,658      11,658
Total assets                                     $  136,276  $  138,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Warehouse and other lines payable                $   44,283  $   44,283
Accounts payable, accrued expenses and               10,366      12,550
   other  liabilities
Total liabilities                                    54,649      56,833
Stockholders' equity:
Common stock                                             62          62
Additional paid-in capital                          265,144     265,144
Accumulated deficit                                (183,579)   (183,592)
Total stockholders' equity                           81,627      81,614
Total liabilities and stockholders' equity       $  136,276  $  138,447

The adjustments addressed above resulted in changes to certain components of net cash provided by operating activities and net cash used in investing activities included in the consolidated statement of cash flows, but did not change net cash used in financing activities or cash and cash equivalents at December 31, 2003.

The consolidated statement of operations for the year ended December 31, 2003 included in this Form 10-K/A has been restated to include the effects of the adjustments and reclassifications as follows:

                                              As
                                          Previously       As
                                           Reported     Restated
                                             2003         2003
                                          -----------  -----------
Revenues                                 $   153,008  $   152,707

Operating expenses:
    Operations..........................      72,882       69,716
    Sales and marketing.................      41,368       41,368
    Technology..........................       7,651        8,414
    General and administrative..........       8,509        8,845
                                          -----------  -----------
           Total operating expenses.....     130,410      128,343
                                          -----------  -----------
Income from operations..................      22,598       24,364
Other income, net.......................       1,184          140
                                          -----------  -----------
Income before taxes.....................      23,782       24,504
Income taxes............................      (1,148)      (1,883)
                                          -----------  -----------
Net income.............................. $    22,634  $    22,621
                                          ===========  ===========

Net income per share:
    Basic............................... $      0.37  $      0.37
                                          ===========  ===========
    Diluted............................. $      0.34  $      0.34
                                          ===========  ===========

    Weighted-average shares - basic.....      60,678       60,678
                                          ===========  ===========
    Weighted-average shares - diluted...      66,037       66,037
                                          ===========  ===========

The adjustments to the consolidated statement of cash flows for the year ended December 31, 2003 are summarized below (in thousands):

                                                                           2003
                                                                        ----------
Adjustments to decrease net income                                     $      (13)

Change in "accounts receivable, prepaids
   and other assets" for increase in receivable
   related to loans sold under the sale
   agreement with Greenwich Capital                                          (703)

Change in "accounts receivable, prepaids
   and other assets" for change in
   deferred tax asset valuation allowance                                     700

Change in "Depreciation and Amortization of fixed
   assets" for reclassification of leasehold improvements                      55

Change in "accounts payable, accrued expenses
   and other payables" for reclassification of leasehold improvements       2,149

Change in "accounts payable, accrued expenses
   and other payables" for increase in tax liability
   related to tax effect of above adjustemnt                                   35
                                                                        ----------
Totals Adjustment to net cash provided by operating activities         $    2,223
                                                                        ==========
Change in "Acquisition of fixed assets" for reclassification
   of leasehold improvements                                           $   (2,223)
                                                                        ----------
Total adjustment to net Cash used in investing activities              $   (2,223)
                                                                        ==========

EXHIBITS
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350,as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##

# Filed herewith
## Furnished herewith