Form 10-Q/A
period 2004-03-31
E LOAN INC
filed 2005-03-25
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

E-LOAN, INC.
Quarterly Report on Form 10-Q/A for the Period Ended March 31, 2004
TABLE OF CONTENTS

INTRODUCTORY NOTE

On November 4, 2004, E-LOAN, Inc. (the "Company") issued a press release announcing that it would amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004 and June 30, 2004 to restate the financial statements included in the reports to correct for an accounting error.

Accordingly, this Form 10-Q/A is being filed to amend the E-LOAN, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ended March 31, 2004 in order to reflect the restatement of the Company's Condensed Consolidated Financial Statements and amendments to related disclosures as of March 31, 2004 and for the fiscal year ended December 31, 2003. The restatement arose from management's determination that it had continued to record interest income and interest expense in periods subsequent to the sale of such loans related to mortgage and home equity loans sold under its agreement with Greenwich Capital Financial Products, Inc. (Greenwich). Instead, such amounts should have been reflected as retained interest and considered as part of the calculation of the gain on loans sold. The impact of this error was an understatement of a pre-tax net loss of $6,000, or $0.00 per share, for the quarter ended March 31, 2004.

During the course of its review, the Company determined that additional adjustments to previously reported results were required. These additional adjustments related to the Company's accounting for the mark-to-market of forward commitments associated with its adjustable rate mortgage ("ARM") production in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities". The Company improperly included amounts in the mark-to-market calculation for ARM forward commitments on sold loans. While the adjustment resulted in decreases to revenue and income in the first and second quarter of 2003, it resulted in an equal and off-setting increase to revenue and income in the third quarter of 2003, with no net impact on the total 2003 revenue or income amounts. There was no impact to the quarter ended March 31, 2004.

The Company also adjusted for leasehold improvement allowances provided by the landlord on the Pleasanton, California facility, in accordance with the terms of the lease on that facility. The Company had previously recorded those amounts as a reduction of leasehold improvements, as opposed to deferred rent, and ultimately a reduction of rent expense over the period of the lease. The adjustment resulted in a $16,000 increase to net income for the quarter ended March 31, 2004. There was no impact to the quarter ended March 31, 2003.

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

The adjustments, including their impact on the Condensed Consolidated Financial Statements, are further described in Note 16 to the Condensed Consolidated Financial Statements.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original report on Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 7, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended:

  Part I - Item 1 - Interim Financial Statements (unaudited)
  Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part I - Item 4 - Controls and Procedures
  Part II - Item 6 - Exhibits and Reports on Form 8-K

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(RESTATED)

                                                                                December 31,  March 31,
                                                                                   2003         2004
                                                                                -----------  -----------
                                                                                             (Unaudited)
ASSETS
Cash and cash equivalents (includes $4,850 and $2,350 of restricted cash)..... $    33,973  $    45,559
Loans held-for-sale...........................................................      50,874       81,554
Accounts receivable, prepaids and other assets................................      28,290       19,975
Fixed assets, net.............................................................      13,652       15,746
Retained interests in auto loans - trading....................................      11,658       13,378
                                                                                -----------  -----------
           Total assets....................................................... $   138,447  $   176,212
                                                                                ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Warehouse and other lines payable............................................. $    44,283  $    77,765
Accounts payable, accrued expenses and other liabilities......................      12,550       16,956
                                                                                -----------  -----------
           Total liabilities..................................................      56,833       94,721
                                                                                -----------  -----------
Commitments and contingencies (Note 15):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2003 and March 31, 2004; 0 shares issued and
      outstanding at December 31, 2003 and March 31, 2004.....................          --           --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2003 and March 31, 2004; 62,136,790 and
      62,514,567 shares issued and outstanding at December 31, 2003
      and March 31, 2004......................................................          62           62
Additional paid-in capital....................................................     265,144      266,131
Accumulated deficit...........................................................    (183,592)    (184,702)
                                                                                -----------  -----------
           Total stockholders' equity.........................................      81,614       81,491
                                                                                -----------  -----------
           Total liabilities and stockholders' equity......................... $   138,447  $   176,212
                                                                                ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)
(RESTATED)

                                                            Three Months Ended
                                                               March 31,
                                                            2003         2004
                                                         -----------  -----------
Revenues (Note 13)..................................... $    36,209  $    30,631

Operating expenses:
    Operations (Note 14)...............................      16,449       14,942
    Sales and marketing................................       8,492       11,132
    Technology.........................................       1,876        2,166
    General and administrative.........................       1,998        3,516
                                                         -----------  -----------
           Total operating expenses....................      28,815       31,756
                                                         -----------  -----------
Income (loss) from operations..........................       7,394       (1,125)
Other income, net......................................          32           15
                                                         -----------  -----------
Income (loss) before taxes.............................       7,426       (1,110)
Income taxes...........................................        (829)          --
                                                         -----------  -----------
Net income (loss)...................................... $     6,597  $    (1,110)
                                                         ===========  ===========

Net income (loss) per share:
    Basic.............................................. $      0.11  $     (0.02)
                                                         ===========  ===========
    Diluted............................................ $      0.10  $     (0.02)
                                                         ===========  ===========

    Weighted-average shares - basic....................      59,598       62,325
                                                         ===========  ===========
    Weighted-average shares - diluted..................      63,241       62,325
                                                         ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
(RESTATED)

                                                                    Three Months Ended
                                                                       March 31,
                                                                    2003          2004
                                                                 -----------  ------------
Cash flows from operating activities:
   Net income (loss)........................................... $     6,597  $     (1,110)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization of fixed assets.............       1,024         1,418
     Non-cash compensation expense.............................          --           636
     Changes in operating assets and liabilities:
       Loans held-for-sale.....................................     142,878       (30,680)
       Retained interests in auto loans - trading..............      (2,509)       (1,720)
       Accounts receivable, prepaids, and other assets.........      (8,719)        8,314
       Accounts payable, accrued expenses and
         other payables........................................         210         4,406
                                                                 -----------  ------------
         Net cash (used in) provided by operating activities...     139,481       (18,736)
                                                                 -----------  ------------
Cash flows from investing activities:
   Acquisition of fixed assets.................................      (2,211)       (3,512)
                                                                 -----------  ------------
         Net cash used in investing activities                       (2,211)       (3,512)
                                                                 -----------  ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................         314           352
   Proceeds from warehouse and other lines payable.............   1,112,628     1,074,149
   Repayments of warehouse and other lines payable.............  (1,252,578)   (1,040,667)
   Payments on obligations under capital leases, net...........         (10)           --
                                                                 -----------  ------------
         Net cash (used in) provided by financing activities...    (139,646)       33,834
                                                                 -----------  ------------
Net (decrease) increase in cash................................      (2,376)       11,586
Unrestricted cash and cash equivalents, beginning of period....      33,821        29,123
Change in restricted cash......................................          --         2,500
                                                                 -----------  ------------
Unrestricted cash and cash equivalents, end of period.......... $    31,445  $     43,209
Restricted cash and cash equivalents, end of period............       2,500         2,350
                                                                 -----------  ------------
Total cash and cash equivalents, end of period.................      33,945        45,559
                                                                 ===========  ============
Supplemental cash flow information:
   Cash paid for interest...................................... $     2,112  $        662
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

2. BASIS OF PRESENTATION

Interim Financial Information (unaudited)

The accompanying financial statements as of March 31, 2003 and 2004 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2003 and 2004. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 2003, together with the amendment filed on March 25, 2005, which includes restated financial statements as of and for the fiscal year ended December 31, 2003 (see Note 16). The results for the three months ended March 31, 2004 are not necessarily indicative of the expected results for the year ending December 31, 2004.

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

Restatement

Certain accounts have been restated from the amounts previously reported to correct for certain accounting errors as discussed in Note 16.

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

Cash and Cash Equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase, including documentary drafts, to be cash equivalents. The Company is required to maintain a minimum cash and cash equivalents balance of $15 million related to its warehouse lines. The following summarizes cash and cash equivalents at December 31, 2003 and March 31, 2004 (in thousands):

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

Restricted Cash

In December 2003, the Company renegotiated its line of credit with Wells Fargo Bank, National Association. As part of the amendment, the Company was required to provide restricted cash in the amount of $2.35 million as collateral for this line of credit. This restricted cash is being held in certificates of deposit which mature in less than 90 days and is classified as an asset on the Company's accompanying condensed consolidated balance sheet. This line of credit is being utilized to support letters of credit related to the new Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds.

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

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The Company designates forward delivery commitments, where the Company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all best efforts sell forward commitments as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a best effort sell forward commitment has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to designated SFAS 133 hedges during the three months ended March 31, 2004. The effect on the Company's income statement from marking to market the locked pipeline and forward commitments was a $1.7 million and $0.7 million loss, included in mortgage revenues for the three months ended March 31, 2003 and 2004, respectively.

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

Revenue

Mortgage Revenues

The Company's mortgage revenues are derived from the origination and sale of loans. Mortgage loans are funded through the Company's warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Mortgage loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold. Also included in mortgage revenues are amounts recorded in connection with loans sold under a Sale Agreement with Greenwich Capital (see Note 10 and Note 16). These amounts consist of gain on sale from transferred loans, in the form of a retained interest comprised of interest income, net of interest expense, and additional cash flows to be received at the time of settlement with the committed loan purchaser. The Company sells these loans to loan purchasers on a servicing released basis without recourse, subject to certain representations and warranties, including but not limited to a guarantee that the borrower will make a minimum number of payments on his/her loan. As such, the Company records reserves as a contra-revenue at the time a loan is sold, based on certain assumptions in anticipation of future losses (see Note 11).

Interest Income on Mortgage and Home Equity Loans

The Company generates revenues from interest income on mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale.

Home Equity Revenues

Home equity revenues are derived from the origination and sale of loans. Home equity loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers typically within sixty days. Home equity loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Also included in mortgage revenues are amounts recorded in connection with loans sold under a Sale Agreement with Greenwich Capital (see Note 10 and Note 16). These amounts consist of gain on sale from transferred loans, in the form of a retained interest comprised of interest income, net of interest expense, and additional cash flows to be received at the time of settlement with the committed loan purchaser. The Company sells these loans to loan purchasers on a servicing released basis without recourse, subject to certain representations and warranties, including but not limited to a guarantee that the borrower will make a minimum number of payments on his/her loan. As such, the Company records reserves as a contra-revenue at the time a loan is sold, based on certain assumptions in anticipation of future losses (see Note 11).

Auto Revenues

The Company funds prime auto loans using a line of credit and then sells them to a qualified special purpose entity (QSPE), which was created in July 2002 (see Note 8). Revenues from these sales consist of the estimated future discounted cash flows net of interest, servicing fees and credit losses. Revenues on prime auto loan sales are recognized when the loan is sold to the QSPE. In addition, in exchange for the loans sold, the Company receives cash proceeds and records a retained interest. A discount rate has been applied to the asset to account for the estimated cash flows to be received over the life of the loans. The retained interest is an interest-earning asset. The difference between the estimated discounted cash flows and the actual cash flows received over time are accreted and included as auto revenue.

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

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128 basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such potential dilutive shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants. Anti-dilutive shares in the amounts of 10.8 million and 12.2 million were excluded from the dilutive shares outstanding for the periods ended March 31, 2003 and 2004, respectively. Anti-dilutive shares previously reported for 2004 were incorrect and have been updated accordingly (see Note 16). The correction had no impact on the computation of net loss per share.

The following table sets forth the computation of diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

                                                   Three Months Ended
                                                         March 31,
                                                    2003         2004
                                                 -----------  -----------
                                                     (In Thousands)
                                                       (restated)
  Numerator:
    Net income (loss).......................... $     6,597  $    (1,110)
                                                 ===========  ===========
  Denominator:
    Weighted average shares, basic.............      59,598       62,325
    Effect of potentially dilutive securities:
      Warrants.................................         477           --
      Employee Stock Option Plan...............       3,166           --
                                                 -----------  -----------
    Weighted average number of shares
      assuming dilution........................      63,241       62,325
                                                 ===========  ===========

  Diluted net income (loss) per share.......... $      0.10  $     (0.02)
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

The following pro forma net income (loss) information has been prepared as if the Company had followed the provisions of SFAS No. 123 (in thousands, except per share amounts):

                                                         Three Months Ended
                                                              March 31,
                                                          2003         2004
                                                      -----------  -----------
                                                           (In Thousands)
                                                              (restated)
Reported net income (loss).......................... $     6,597  $    (1,110)
Add: Employee stock compensation expense included
  in reported net income (loss), net of taxes.......          --          636
Less: Employee stock based compensation expense
  determined under fair value based method for all
  employee stock option awards, net of tax..........      (1,269)      (1,029)
                                                      -----------  -----------
Pro forma net income (loss)......................... $     5,328  $    (1,503)
                                                      ===========  ===========

Reported basic net income (loss) per share.......... $      0.11  $     (0.02)
Reported diluted net income (loss) per share........ $      0.10  $     (0.02)

Pro-forma basic net income (loss) per share......... $      0.09  $     (0.02)
Pro-forma diluted net income (loss) per share....... $      0.08  $     (0.02)

Risk free interest rate - stock options.............         2.9%         3.0%
Risk free interest rate - ESPP......................         2.5%         2.1%
Average expected life - stock options...............         5.0          5.0
Average expected life - ESPP........................         2.0          2.0
Dividend yield......................................          --           --
Expected volatility - stock options.................        59.1%        64.7%
Expected volatility - ESPP..........................        89.9%        76.6%

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

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. All of the auto loans held-for-sale are pledged as collateral for borrowings at December 31, 2003 and March 31, 2004 (see Note 10). The following summarizes loans held-for-sale at December 31, 2003 and March 31, 2004 (in thousands):

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

7. ACCOUNTS RECEIVABLE, PREPAIDS AND OTHER ASSETS

The following summarizes accounts receivable, prepaids and other assets at December 31, 2003 and March 31, 2004 (in thousands):

                                                      December 31,  March 31,
                                                         2003         2004
                                                      -----------  -----------
                                                            (restated)
Prepaids............................................ $     4,574  $     2,244
Accounts receivable.................................      21,936       16,586
Interest receivable.................................       1,541        1,043
Other assets........................................         239          102
                                                      -----------  -----------
                                                     $    28,290  $    19,975
                                                      ===========  ===========

Included in prepaids at December 31, 2003 and March 31, 2004 are prepayments for sales and marketing in the amounts of $2.3 million and $1.0 million, respectively. Included in accounts receivable is the receivable due to the Company from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $16.2 million and $12.6 million at December 31, 2003 and March 31, 2004, respectively (see Note 10). Included in other assets is an amount related to the fair value of SFAS 133 derivatives of $0.1 million at December 31, 2003. There was no amount included in other assets related to the fair value of SFAS 133 derivatives at March 31, 2004.

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

March 31, 2004 (in thousands)
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

The following summarizes warehouse and other lines payable at December 31, 2003 and March 31, 2004 (in thousands):

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
                                                      ===========  ===========

11. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following summarizes accounts payable, accrued expenses and other liabilities at December 31, 2003 and March 31, 2004 (in thousands):

                                                      December 31,  March 31,
                                                         2003         2004
                                                      -----------  -----------
                                                            (restated)
Accounts payable.................................... $     4,614  $     6,468
Accrued compensation................................       1,987        3,217
Income tax payable..................................        (579)        (579)
Other liabilities...................................       3,795        5,442

Reserves............................................       2,386        2,200
Interest payable....................................         347          208
                                                      -----------  -----------
                                                     $    12,550  $    16,956
                                                      ===========  ===========

Certain amounts in the above table have been reclassified and/or restated as discussed in Note 16.

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

                                                                      Home
                                                       Mortgage      Equity        Auto         Total
                                                      -----------  -----------  -----------  -----------
Balance at 1/1/04................................... $     1,309  $       966  $       111  $     2,386
   Increase to reserve..............................         162          325           18          505
   Losses incurred..................................        (316)        (355)         (20)        (691)
                                                      -----------  -----------  -----------  -----------
Balance at 03/31/04................................. $     1,155  $       936  $       109  $     2,200
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

13. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues (in thousands):

                                                        Three Months Ended
                                                             March 31,
                                                         2003         2004
                                                      -----------  -----------
                                                            (restated)
Revenues:
   Mortgage......................................... $    24,273  $    15,508
   Interest income on mortgage loans................       4,422        1,259
   Home equity......................................       4,051        9,555
   Interest income on home equity loans.............         323          480
   Auto.............................................       2,885        3,062
   Closing services.................................          --          451
   Other............................................         255          316
                                                      -----------  -----------
         Total revenues............................. $    36,209  $    30,631
                                                      ===========  ===========

Certain amounts in the above table have been reclassified and/or restated as discussed in Note 16.

The following table provides the components of other income, net (in thousands):

                                                        Three Months Ended
                                                              March 31,
                                                         2003         2004
                                                      -----------  -----------
Interest income on short-term investments........... $        32  $        23
Interest expense on non-warehouse
   facility borrowings..............................          --           (8)
                                                      -----------  -----------
                                                     $        32  $        15
                                                      ===========  ===========

14. OPERATING EXPENSES

The following table provides the components of operating expenses (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                         2003         2004
                                                      -----------  -----------
                                                            (restated)
Compensation and benefits........................... $    12,680  $    14,063
Processing costs....................................       2,800        2,802
Advertising and marketing...........................       7,265        9,936
Occupancy and administration........................       3,505        4,042
Interest expense on warehouse borrowings............       2,565          913
                                                      -----------  -----------
         Total operating expenses................... $    28,815  $    31,756
                                                      ===========  ===========

Certain amounts in the above table have been reclassified and/or restated as discussed in Note 16.

Commissions and bonus compensation comprised 25% and 19% of total compensation and benefits in the three months ended March 31, 2003 and 2004. Net occupancy costs comprised 20% and 20% of total occupancy and administration in the three months ended March 31, 2003 and 2004, respectively. Included in compensation and benefits for the three months ended March 31, 2004 is a charge related to the resignation of the Company's prior President and Chief Operating Officer of approximately $1.0 million. Certain amounts have been reclassified and/or restated as discussed in Note 16.

The following table provides detail of the operations component of total operating expenses classified by the following revenue-related categories (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                         2003         2004
                                                      -----------  -----------
                                                            (restated)
Mortgage ........................................... $     8,186  $     6,648
Interest expense on mortgage loans..................       2,178          602
Home equity.........................................       3,082        5,070
Interest expense on home equity loans...............         220          283
Auto................................................       2,783        1,834
Closing services....................................          --          505
                                                      -----------  -----------
Total operations.................................... $    16,449  $    14,942
                                                      ===========  ===========

Certain amounts in the above table have been reclassified and/or restated as discussed in Note 16.

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

16. RESTATEMENT

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

The Company's historical practice has been to continue to recognize interest income and interest expense on loans sold under its agreement with Greenwich in the period from the time of sale until the time of settlement with the committed loan purchaser. As part of the Company's review and preparation of its financial statements for the quarter ended September 30, 2004, the Company determined that this interest income and interest expense should have been included in the calculation of the gain on loans sold rather than to be recognized as additional interest income and interest expense in the period subsequent to the sale of the loans. The cumulative impact of this restatement during 2003 and the first three months of 2004 was an understatement of pre-tax income by $697,000. The pre-tax net income was understated by $703,000 for the year ended December 31, 2003 and pre-tax net loss was understated by $6,000 for the three months ended March 31, 2004.

During the course of its review, the Company determined that additional adjustments to previously reported results were required. These additional adjustments related to the Company's accounting for the mark-to-market of forward commitments associated with its adjustable rate mortgage ("ARM") production in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities". The Company improperly included amounts in the mark-to-market calculation for ARM forward commitments on sold loans. While the adjustment resulted in decreases to revenue and income in the first and second quarter of 2003, it resulted in an equal and off-setting increase to revenue and income in the third quarter of 2003, with no net impact on the total 2003 revenue or income amounts. There was no impact to the quarter ended March 31, 2004.

The Company also adjusted for leasehold improvement allowances provided by the landlord on the Pleasanton, California facility, in accordance with the terms of the lease on that facility. The Company had previously recorded those amounts as a reduction of leasehold improvements, as opposed to deferred rent, and ultimately a reduction of rent expense over the period of the lease. The adjustment resulted in a $16,000 increase to net income for the quarter ended March 31, 2004. There was no impact to the quarter ended March 31, 2003.

The Company increased its deferred tax asset valuation allowance in 2003 by $700,000. The restatement resulted from the Company's determination that effective in the third quarter of 2003, it was no longer more likely than not that such deferred tax asset was realizable in future periods. The adjustment increased income tax expense and decreased other assets in the third quarter of 2003.

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

These Consolidated Financial Statements have been restated to reflect the above adjustments. These amended financial statements also include amendments to related disclosures for the quarters ended March 31, 2003 and 2004. In addition, the Company has restated its financial statements for the year ended December 31, 2003, and the quarter ended June 30, 2004 that include amendments to related disclosures for the periods covered by those reports.

The following schedule sets forth the error and the corrected amounts (in thousands):

                                                                               Three Months Ended
                                                                                     March 31,
                                                                                2003        2004
                                                                             ----------  ----------
Net Income (Loss) as previously reported................................... $    6,331  $   (1,120)
Restatement adjustments
  Restatement effects from Greenwich adjustment (pre-tax):
    Increase in Revenues, Mortgage.........................................        537         972
    Increase in Revenues, Home Equity......................................        112         305
    Decrease in Revenues, Interest Income on Mortgage Loans................       (442)     (1,677)
    Decrease in Revenues, Interest Income on Home Equity Loans.............       (101)       (993)
    Decrease in Operating Expenses, Interest Expense on Mortgage Loans.....        220         802
    Decrease in Operating Expenses, Interest Expense on Home Equity Loans..         68         585
  Restatement effects from SFAS 133 Adjustment (pre-tax):
    Increase (decrease) in Revenues, Mortgage..............................       (115)          0
  Restatement effect from Leashold Improvement  Adjustment:
    Decrease in General & Administrative Expenses..........................          0          16
                                                                             ----------  ----------
      Total restatement adjustments (pre-tax)..............................        279          10
  Tax effect of restatement adjustments ...................................        (13)          0
                                                                             ----------  ----------
      Total net restatement adjustments ...................................        266          10
                                                                             ----------  ----------
Net Income (Loss) after reclassification and restatement .................. $    6,597  $   (1,110)
                                                                             ==========  ==========

The consolidated balance sheets as of December 31, 2003 and March 31, 2004 included in this Form 10-Q/A have been restated to include the effects of the adjustments as follows (in thousands):

                                                    As                    As
                                                 Previously    As      Previously    As
                                                 Reported   Restated   Reported   Restated
                                                   2003       2003       2004       2004
                                                 ---------  ---------  ---------  ---------
ASSETS
Cash and cash equivalents                       $  33,973  $  33,973  $  45,559  $  45,559
Loans held-for-sale                                50,874     50,874     81,554     81,554
Accounts receivable, prepaids and
   other  assets                                   28,287     28,290     19,979     19,975
Fixed assets, net                                  11,484     13,652     12,537     15,746
Retained interests in auto loan-trading            11,658     11,658     13,378     13,378
Total assets                                    $ 136,276  $ 138,447  $ 173,007  $ 176,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Warehouse and other lines payable               $  44,283  $  44,283  $  77,765  $  77,765
Accounts payable, accrued expenses and             10,366     12,550     13,747     16,956
   other  liabilities
Total liabilities                                  54,649     56,833     91,512     94,721
Stockholders' equity:
Common stock                                           62         62         63         62
Additional paid-in capital                        265,144    265,144    266,131    266,131
Accumulated deficit                              (183,579)  (183,592)  (184,699)  (184,702)
Total stockholders' equity                         81,627     81,614     81,495     81,491
Total liabilities and stockholders' equity      $ 136,276  $ 138,447  $ 173,007  $ 176,212

The adjustments addressed above resulted in changes to certain components of net cash provided by operating activities included in the consolidated statement of cash flows, but did not change net cash used in financing activities or cash and cash equivalents at December 31, 2003 or March 31, 2004.

The consolidated statement of operations for the quarters ended March 31, 2003 and 2004 included in this Form 10-Q/A have been restated to include the effects of the adjustments as follows:

                                            As                    As
                                         Previously    As      Previously    As
                                         Reported   Restated   Reported   Restated
                                           2003       2003       2004       2004
                                         ---------  ---------  ---------  ---------
Revenues............................... $  36,219  $  36,209     32,024  $  30,631

Operating expenses:
    Operations.........................    16,737     16,449     16,329     14,942
    Sales and marketing................     8,492      8,492     11,132     11,132
    Technology.........................     1,876      1,876      2,166      2,166
    General and administrative.........     1,998      1,998      3,532      3,516
                                         ---------  ---------  ---------  ---------
           Total operating expenses....    29,103     28,815     33,159     31,756
                                         ---------  ---------  ---------  ---------
Income from operations.................     7,116      7,394     (1,135)    (1,125)
Other income, net......................        31         32         15         15
                                         ---------  ---------  ---------  ---------
Income before taxes....................     7,147      7,426     (1,120)    (1,110)
Income taxes...........................      (815)      (829)        --         --
                                         ---------  ---------  ---------  ---------
Net income............................. $   6,332  $   6,597     (1,120) $  (1,110)
                                         =========  =========  =========  =========

Net income per share:
    Basic.............................. $    0.11  $    0.11      (0.02) $   (0.02)
                                         =========  =========  =========  =========
    Diluted............................ $    0.10  $    0.10      (0.02) $   (0.02)
                                         =========  =========  =========  =========

    Weighted-average shares - basic....    59,598     59,598     62,325     62,325
                                         =========  =========  =========  =========
    Weighted-average shares - diluted..    63,241     63,241     62,325     62,325
                                         =========  =========  =========  =========

The adjustments to the consolidated statements of cash flows for the three months ended March 31, 2003 and 2004 are summarized below (in thousands):

                                                                2003       2004
                                                              ---------  ---------
Adjustments to net income (loss)                             $     265  $      10

Change in "accounts receivable, prepaids and other assets"
 for increase in receivable related to loans sold under
 the sale agreement with Greenwich Capital                        (394)         6

Change in "accounts receivable, prepaids and other assets"
 for the decrease in receivable related to SFAS 133
 mark-to-market of ARM of forward commitments                      115         --

Change in "depreciation and amortization of fixed assets"
 for the reclassification of leasehold improvements                 --        112

Change in "accounts payable, accrued expenses and
 other payables" for the reclassification of leasehold
 improvements                                                       --      1,025

Change in "accounts payable, accrued expenses and
 other payables" for the increase in income related
 to the tax effect on restatements                                  14         --
                                                              ---------  ---------
Adjustment to net cash provided by operating activities      $      --  $   1,153
                                                              =========  =========

Change in "aquisition of fixed assets" for reclassification
 of leasehold improvements                                   $      --  $  (1,153)
                                                              ---------  ---------
Adjustment to net cash used in investing activities          $      --  $  (1,153)
                                                              =========  =========

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

RESTATEMENT OF FINANCIAL RESULTS

As discussed in the Introductory Note and as disclosed in more detail in Note 16 to the condensed consolidated financial statements, this Form 10-Q/A is being filed with the Securities and Exchange Commission to reflect the restatement of the Company's Condensed Consolidated Financial Statements and amendments to related disclosures as of December 31, 2003 and March 31, 2004 and for the quarters ended March 31, 2003 and 2004. Accordingly, the discussion and amounts included in this MD&A have been revised to reflect these amendments. The impact of this restatement corrected a $266,000 understatement of income for the three months ended March 31, 2003 and a $10,000 overstatement of income for the three months ended March 31, 2004.

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

RESULTS OF OPERATIONS

The following table sets forth the unaudited results of operations from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                            Three Months Ended
                                                                March 31,
                                                            2003         2004
                                                         -----------  -----------
                                                                (restated)
Revenues .............................................. $    36,209  $    30,631

Operating expenses:
    Operations ........................................      16,449       14,942
    Sales and marketing................................       8,492       11,132
    Technology.........................................       1,876        2,166
    General and administrative.........................       1,998        3,516
                                                         -----------  -----------
           Total operating expenses....................      28,815       31,756
                                                         -----------  -----------
Income (loss) from operations..........................       7,394       (1,125)
Other income, net......................................          32           15
                                                         -----------  -----------
Income (loss) before taxes.............................       7,426       (1,110)
Income taxes...........................................        (829)          --
                                                         -----------  -----------
Net income (loss)...................................... $     6,597  $    (1,110)
                                                         ===========  ===========

Net income (loss) per share:
    Basic.............................................. $      0.11  $     (0.02)
                                                         ===========  ===========
    Diluted............................................ $      0.10  $     (0.02)
                                                         ===========  ===========

AS A PERCENTAGE OF REVENUES:

Revenues ..............................................         100%        100%

Operating expenses:
    Operations ........................................          45%         49%
    Sales and marketing................................          23%         36%
    Technology.........................................           5%          7%
    General and administrative.........................           7%         12%
                                                         -----------  -----------
           Total operating expenses....................          80%        104%
                                                         -----------  -----------
Income (loss) from operations..........................          20%         (4)%
Other income, net......................................          -- %         -- %
                                                         -----------  -----------
Income (loss) before taxes.............................          21%         (4)%
Income taxes...........................................          (3)%         -- %
                                                         -----------  -----------
Net income (loss)......................................          18%         (4)%
                                                         ===========  ===========

Revenues

The Company is a consumer direct lender whose revenues are derived primarily from the gain on sale of mortgage, home equity and auto loans that it underwrites, funds and sells. The Company also earns interest income on mortgage and home equity loans during the brief time they are held pending sale.

The following table provides the components of revenue shown as a percentage of total revenues:

                                                            Three Months Ended
                                                                March 31,
                                                            2003         2004
                                                         -----------  -----------
                                                                (restated)
Revenues:
   Mortgage............................................ $    24,273  $    15,508
   Interest income on mortgage loans...................       4,422        1,259
   Home equity.........................................       4,051        9,555
   Interest income on home equity loans................         323          480
   Auto................................................       2,885        3,062
   Closing services......................................        --          451
   Other...............................................         255          316
                                                         -----------  -----------
         Total revenues................................ $    36,209  $    30,631
                                                         ===========  ===========

   Mortgage............................................          67%         51%
   Interest income on mortgage loans...................          12%          4%
   Home equity.........................................          11%         31%
   Interest income on home equity loans................           1%          2%
   Auto................................................           8%         10%
   Closing services......................................        -- %          1%
   Other...............................................           1%          1%
                                                         -----------  -----------
         Total revenues................................         100%        100%
                                                         ===========  ===========

The following table summarizes dollar volume of loans closed and sold and the revenue (excluding interest income) in both dollars and average basis points ("BPS") ( in thousands except BPS):

                            Three Months Ended
                                March 31,
                            2003        2004
                         ----------  ----------
                              (restated)
Mortgage
$ Volume                $1,110,008  $  757,107
Revenue                 $   24,273  $   15,508
BPS                            219         205

Home Equity
$ Volume                $  167,789  $  302,250
Revenue                 $    4,051  $    9,555
BPS                            241         316

Auto
$ Volume                $  168,106  $  153,889
Revenue                 $    2,885  $    3,062
BPS                            172         199

Certain amounts have been reclassified and/or restated as discussed in Note 16 to the Condensed Consolidated Financial Statements.

Mortgage Revenues. The Company's mortgage revenues are derived from the origination and sale of loans. Mortgage loans are funded through the Company's warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Mortgage loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Mortgage revenues consist of refinance mortgage revenues and diversified mortgage revenues - which are comprised of purchase and non-prime mortgage loans. Mortgage revenues decreased $8.8 million to $15.5 million for the three months ended March 31, 2004 from $24.3 million for the three months ended March 31, 2003. Mortgage revenues benefited significantly from refinance revenues during the three months ended March 31, 2003. Refinance revenue experienced large declines in the three months ended March 31, 2004, compared to the same period the prior year as the overall mortgage market shifted away from refinance loans. Diversified mortgage revenue increased, largely as a function of increased revenue per loan, as the Company continued progress on its strategy to build diversified revenue in anticipation of the declining refinance market. The Company expects refinance activity to continue to decline in the remainder of 2004 and that while growth in diversified mortgage revenue is expected, we do not anticipate that it will completely offset the declining refinance volume, resulting in lower mortgage revenue amounts in 2004 as compared to 2003. Certain amounts have been reclassified and/or restated as discussed in Note 16 to the Condensed Consolidated Financial Statements.

The following table summarizes dollar volume of mortgage loans sold and the revenue (excluding interest income) in both dollars and average basis points ("BPS") ( in thousands except BPS):

                            Three Months Ended
                                March 31,
                            2003        2004
                         ----------  ----------
                              (restated)
Refinance Mortgage
$ Volume                $  755,489  $  409,902
Revenue                 $   18,155  $    8,458
BPS                            240         206

Diversified Mortgage
$ Volume                $  354,519  $  347,205
Revenue                 $    6,118  $    7,050
BPS                            173         203

Certain amounts have been reclassified and/or restated as discussed in Note 16 to the Condensed Consolidated Financial Statements.

The following table reflects the percentages of the Company's mortgage closed loan volume from purchase and refinance loans as compared to the total market (according to Mortgage Bankers Association of America) through the first quarter of 2004. The Mortgage Bankers Association of America data for the first quarter of 2004 below represents its estimate as of April 14, 2004:

                     Q1 03    Q2 03    Q3 03    Q4 03    Q1 04
                    -------- -------- -------- -------- --------
E-LOAN Mortgage*
    Purchase             25%      32%      45%      45%      37%
    Refinance            75%      68%      55%      55%      63%

Total Market*
    Purchase             29%      32%      32%      51%      47%
    Refinance            71%      68%      68%      49%      53%

* Excludes home equity and auto loan volume

Interest Income on Mortgage and Home Equity Loans. The Company generates revenues from interest income on mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale. Interest income is highly correlated to the volume of loans funded. As such, interest income on mortgage decreased $3.1 million to $1.3 million for the three months ended March 31, 2004 from $4.4 million for the three months ended March 31, 2003 and interest income on home equity loans increased $0.2 million to $0.5 million for the three months ended March 31, 2004 from $0.3 million for the three months ended March 31, 2003. The Company anticipates that with relatively lower mortgage fundings in the remainder of 2004, interest income on mortgages will be slightly lower. Home equity fundings are expected to increase in the remainder of 2004, as will interest income on home equity loans and lines of credit. Certain amounts have been reclassified and/or restated as discussed in Note 16 to the Condensed Consolidated Financial Statements.

Home Equity Revenues. Home equity revenues are derived from the origination and sale of loans. Home equity loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers in approximately forty days from funding. Home equity loan revenues consist of proceeds recorded at settlement in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Home equity revenues increased $5.5 million to $9.6 million for the three months ended March 31, 2004 from $4.1 million for the three months ended March 31, 2003. The significant increase in home equity revenue is due to increased volume of sold loans as well as increased revenue per loan. The Company expects that home equity revenues will continue to grow throughout 2004 as volumes continue to increase. Certain amounts have been reclassified and/or restated as discussed in Note 16 to the Condensed Consolidated Financial Statements.

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

Auto revenues increased $0.2 million to $3.1 million for the three months ended March 31, 2004 from $2.9 million for the three months ended March 31, 2003. The slight increase is related to referral revenue and interest income on the interest-earning asset. Certain amounts have been reclassified and/or restated as discussed in Note 16 to the Condensed Consolidated Financial Statements.

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

The following table provides detail of the Company's total operating expenses classified by major types of expense, expressed as a percentage of total operating expenses:

                                       Three Months Ended
                                            March 31,
                                       2003       2004
                                     ---------  ---------
Compensation & Benefits                    44%        44%
Processing Costs                           10%         9%
Advertising & Marketing                    25%        31%
Occupancy & Administrative                 12%        13%
Interest Expense on Warehouse               9%         3%

As almost half of the total operating expenses of the Company are compensation and benefit related, the following table shows full-time headcount (including temporary and contract employees) by function at the end of each respective quarter:

                                       Three Months Ended
                                            March 31,
                                       2003       2004
                                     ---------  ---------
Mortgage                                  391        277
Home Equity                               172        256
Auto                                      148         81
Closing Services                           --         14
Sales & Marketing                          28         26
Technology                                 55         62
General & Administrative                   47         67
                                     ---------  ---------
Total                                     841        783

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

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                         2003         2004
                                                      -----------  -----------
                                                             (restated)
Mortgage ........................................... $     8,186  $     6,648
Interest expense on mortgage loans..................       2,178          602
Home equity.........................................       3,082        5,070
Interest expense on home equity loans...............         220          283
Auto................................................       2,783        1,834
Closing services....................................          --          505
                                                      -----------  -----------
Total operations.................................... $    16,449  $    14,942
                                                      ===========  ===========

Operations expense decreased $1.5 million to $14.9 million for the three months ended March 31, 2004 from $16.4 million for the three months ended March 31, 2003. However, operations expense increased as a percentage of revenue from 45% to 49% for the three months ended March 31, 2003 and 2004, respectively. The decrease in absolute dollars is due to decreases in mortgage and auto operations expenses, due to lower volumes, offset by an increase in home equity due to higher volumes. Certain amounts have been reclassified and/or restated as discussed in Note 16 to the Condensed Consolidated Financial Statements.

The following table provides detail of the Company's total mortgage operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total mortgage operations expenses (excluding interest expense):

                                       Three Months Ended
                                            March 31,
                                       2003       2004
                                     ---------  ---------
Mortgage Operations
   Headcount & Related                     46%        47%
   Commissions                             23%        20%
   Processing Costs                        21%        19%
   Facilities & Other                      10%        14%

The following table provides detail of the Company's total home equity operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total home equity operations expenses (excluding interest expense):

                                       Three Months Ended
                                            March 31,
                                       2003       2004
                                     ---------  ---------
Home Equity Operations
   Headcount & Related                     64%        59%
   Commissions                              8%        12%
   Processing Costs                        18%        18%
   Facilities & Other                      10%        11%

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

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (dollars in thousands):

                                       Three Months Ended
                                            March 31,
                                       2003       2004
                                     ---------  ---------
                                          (restated)
Mortgage........................... $  16,087  $   8,860
Mortgage interest margin...........     2,244        657
Home equity........................       969      4,485
Home equity interest margin........       103        197
Auto...............................       102      1,228
Closing services...................        --        (54)
Other..............................       255        316
                                     ---------  ---------
Total direct margin................ $  19,760  $  15,689
                                     =========  =========

Direct margin decreased $4.1 million to $15.7 million for the three months ended March 31, 2004 from $19.8 million for the three months ended March 31, 2003. The decline in direct margin is primarily due to decreased mortgage revenue per loan and decreased mortgage volumes. This decrease was offset by increased home equity volumes and revenues as well as a positive spread of home equity interest income over interest expense. The Company anticipates that mortgage revenue per loan and the spread of interest income over interest expense will continue to decline in 2004 as compared to 2003, as the overall level of refinance activity declines and competitive pricing pressure increases. Auto direct margins increased significantly for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily due to the transition of auto operations from Florida to California which began during the three months ended March 31, 2003 driving auto direct margins down in that period. The Company expects auto direct margin to grow modestly throughout 2004. Certain amounts have been reclassified and/or restated as discussed in Note 16 to the Condensed Consolidated Financial Statements.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses related to advertising, promotion and marketing agreements and employee compensation and other expenses related to marketing personnel. Sales and marketing expense increased $2.6 million to $11.1 million for the three months ended March 31, 2004 from $8.5 million for the three months ended March 31, 2003. Sales and marketing expense increased as a direct result of increased spending in direct response television advertising as well as direct response mail advertising. Sales and marketing expense increased as a percentage of revenue from 23% to 36% for the three months ended March 31, 2003 and 2004, respectively. The increase in sales and marketing expense as a percentage of revenues was due to a combination of increased spending levels and the decreased volumes in revenue in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Sales and marketing expenses are expected to increase as a percentage of total revenues and absolute dollars throughout the remainder of 2004. Certain amounts have been reclassified and/or restated as discussed in Note 16 to the Condensed Consolidated Financial Statements.

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

Other Income, net. Other income, net, is related to interest earned on cash equivalents offset by expense incurred on non-warehouse facility borrowings. Other income, net, remained consistent at less than $0.1 million for the three months ended March 31, 2004 and the three months ended March 31, 2003.

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

Cash provided by operating and financing activities related to its warehouse and other lines payable was $14.7 million for the three months ended March 31, 2004. Specifically, the Company obtained cash from net income, excluding non-cash related items, of $0.8 million for the three months ended March 31, 2004. In addition, the Company benefited from positive cash flow due to the reduction of other assets in the amount of $8.3 million, specifically prepaid marketing expenses, and the reduction of receivables in connection with loan sales. Further, the Company benefited from positive cash flow as a result of loans held-for-sale net of warehouse payable decreasing which provided $2.8 million in net cash, and the increase of accounts payables and other accrued expenses in the amount of $4.4 million. However, these sources of cash were offset by the continued increase in the retained interest asset which grew another $1.7 million as additional auto loans were sold to the QSPE in the three months ended March 31, 2004. Certain amounts have been reclassified and/or restated as discussed in Note 16 to the Condensed Consolidated Financial Statements.

Cash used in operating and financing activities related to its warehouse and other lines payable, was $0.5 million for the three months ended March 31, 2003. Specifically, The Company utilized cash as a result of an increase in receivables and other assets of $8.7 million, which included an increase of $9.0 million related to receivables in connection with loan sales. In addition, the Company utilized cash as a result of the continued increase of the retained interest asset of $2.5 million as additional auto loans were sold to the QSPE in the three months ended March 31, 2003. These uses of cash were offset by a source of cash from net income, excluding non-cash related items, of $7.8 million for the three months ended March 31, 2003. In addition, the Company benefited from positive cash flow as a result of loans held-for-sale net of warehouse payable decreasing and providing $2.9 million in net cash. Certain amounts have been reclassified and/or restated as discussed in Note 16 to the Condensed Consolidated Financial Statements.

Net cash used in investing activities was $2.2 million and $3.5 million for the three months ended March 31, 2003 and 2004, respectively. Net cash used during the three months ended March 31, 2003 was primarily due to the addition of infrastructure related to increased headcount and investment in new technology systems. In October 2003, the Company began relocating its corporate headquarters and consolidating its operational facilities to a larger, single facility in Pleasanton, California. Capital expenditures related to the new facility were $2.8 million for the three months ended March 31, 2004. The Company will complete the buildout of its new facility in the second quarter of 2004, and as a result expects to spend an additional $1.6 million to complete the project. The remaining cash used on investing activities during the three months ended March 31, 2004 was related to capitalized development. Certain amounts have been reclassified and/or restated as discussed in Note 16 to the Condensed Consolidated Financial Statements.

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

While we achieved profitability during fiscal years 2002 and 2003, we have an accumulated deficit of $184.7 million, as of March 31, 2004. In the fourth quarter of 2003, we experienced a pre-tax loss of $1.5 million and in the first quarter of 2004, we experienced a loss of $1.1 million and may not regain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected. Certain amounts have been reclassified and/or restated as discussed in Note 16 to the Condensed Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

This Item has been amended to reflect the restatement of the Company's condensed consolidated financial statements as discussed further in the Explanatory Note and in Note 16 of the Notes to Condensed Consolidated Financial Statements.

The Company determined that errors had been made in the calculation of gain and loss on loans sold pursuant to its Mortgage Loan Purchase and Sale Agreement with Greenwich Capital Financial Products, Inc. ("Greenwich") dated June 17, 1999. The Company's historical practice had been to continue to recognize interest income and interest expense on loans sold under its agreement with Greenwich in the period from the time of sale until the time of settlement with the committed loan purchaser. The Company determined that this interest income and interest expense should have been included in the calculation of the gain on loans sold rather than be recognized as additional interest income and interest expense in the period subsequent to the sale of the loans. The cumulative impact of this restatement during 2003 and the first three months of 2004 was an understatement of pre-tax income by $697,000. Pre-tax net income was understated by $703,000 for the year ended December 31, 2003 and pre-tax net loss was understated by $6,000 for the three months ended March 31, 2004.

After making this determination, the Company conducted a further review and determined that additional adjustments to the Condensed Consolidated Financial Statements were necessary. These additional adjustments related to the Company's accounting for the mark-to-market of forward commitments associated with its adjustable rate mortgage ("ARM") production in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities". The Company improperly included amounts in the mark-to-market calculation for ARM forward commitments on sold loans. While the adjustment resulted in decreases to revenue and income in the first and second quarter of 2003, it resulted in an equal and off-setting increase to revenue and income in the third quarter of 2003, with no net impact on the total 2003 revenue or income amounts. There was no impact to the quarter ended March 31, 2004.

The Company also adjusted for leasehold improvement allowances provided by the landlord on the Pleasanton, California facility, in accordance with the terms of the lease on that facility. The Company had previously recorded those amounts as a reduction of leasehold improvements, as opposed to deferred rent, and ultimately a reduction of rent expense over the period of the lease. The adjustment resulted in a $16,000 increase to net income for the quarter ended March 31, 2004. There was no impact to the quarter ended March 31, 2003.

The Company increased its deferred tax asset valuation allowance in 2003 by $700,000. The restatement resulted from the Company's determination that effective in the third quarter of 2003, it was no longer more likely than not that such deferred tax asset was realizable in future periods. The adjustment increased income tax expense and decreased other assets in the third quarter of 2003.

These adjustments are reflected in this amended Quarterly Report on Form 10-Q/A for the period ended March 31, 2004. In addition, the Company has filed amendments to its Annual Report on Form 10-K for the period ended December 31, 2003 and its Quarterly Report on Form 10-Q for the period ended June 30, 2004 that include restated financial statements and amendments to related disclosures for the fiscal periods covered by those reports.

The Company's management has determined that the above error related to the Greenwich agreement resulted from a material weakness in the Company's internal controls and procedures related to loan sales pursuant to such agreement. It has implemented changes to ensure that transactions pursuant to the agreement are properly recorded through the introduction of improved policies and procedures that include: a detailed process checklist, an incremental level of supervision review, and documentation that evidences the improved procedures were satisfactorily completed. These enhancements were implemented during the quarter ended September 30, 2004 and were operating as of that date.

There have been no other changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company evaluated as of March 31, 2004, in connection with the preparation and filing of its Quarterly Report on Form 10-Q, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). In addition, in connection with the restatement of its financial statements, the Company's management re-evaluated its disclosure controls and procedures. Based upon the re-evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004 the disclosure controls and procedures were not effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission.

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

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
  Exhibits:
3.1	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999 (1)
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated February 15, 2001 (2)
3.3	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001 (3)
10.1	Credit Agreement with Wells Fargo Bank, National Association dated June 30, 2003 (4)* †
10.2	Amendment Two to Marketing, Promotion, Distribution, and Related Services Agreement with zipRealty, Inc. dated August 22, 2003 (5)* †
10.3	Amendment Three to Marketing, Promotion, Distribution, and Related Services Agreement with zipRealty, Inc. dated December 23, 2003* †
10.4	Amendment Four to Marketing, Promotion, Distribution, and Related Services Agreement with zipRealty, Inc. dated March 29, 2004* †
10.5	Amendment Number Eleven to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated April 1, 2004 †
10.6	Indemnification Agreement with Scott McKinlay dated April 22, 2004 †
10.7	Indemnification Agreement with Eduardo Pretell dated April 23, 2004 †
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##

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

* Confidential Treatment Requested

# Filed herewith

## Furnished herewith

† Filed previously with original Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed on May 7, 2004.

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

Dated: March 25, 2005

By:	/s/ Matthew Roberts
Matthew Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)