Form 10-Q/A
period 2004-06-30
E LOAN INC
filed 2005-03-25
CIK 1082337

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

E-LOAN, INC.
Quarterly Report on Form 10-Q/A for the Period Ended June 30, 2004
TABLE OF CONTENTS

INTRODUCTORY NOTE

On November 4, 2004, E-LOAN, Inc. (the "Company") issued a press release announcing that it would amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004 and June 30, 2004 to restate the financial statements included in the reports to correct for an accounting error.

Accordingly, this Form 10-Q/A is being filed to amend the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004 in order to reflect the restatement of the Company's Condensed Consolidated Financial Statements and amendments to related disclosures as of March 31, 2004, June 30, 2004 and for the fiscal year ended December 31, 2003. The restatement arose from management's determination that interest income and interest expense in periods subsequent to the sale of such loans related to mortgage and home equity loans sold under its agreement with Greenwich Capital Financial Products, Inc. (Greenwich). Instead, such amounts should have been reflected as retained interest and considered as part of the calculation of the gain on loans sold. The impact of the error was an overstatement of pre-tax net income by $81,000, and $87,000 or $0.00 per share, for the three and six months ended June 30, 2004, respectively.

During the course of its review, the Company determined that additional adjustments to previously reported results were required. These additional adjustments related to the Company's accounting for the mark-to-market of forward commitments associated with its adjustable rate mortgage ("ARM") production in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities". The Company improperly included amounts in the mark-to-market calculation for ARM forward commitments on sold loans. While the adjustment resulted in decreases to revenue and income in the first and second quarter of 2003, it resulted in an equal and off-setting increase to revenue and income in the third quarter of 2003, with no net impact on the total 2003 revenue or income amounts. There was no impact to the three and six months ended June 30, 2004.

The Company also adjusted for leasehold improvement allowances provided by the landlord on the Pleasanton, California facility, in accordance with the terms of the lease on that facility. The Company had previously recorded those amounts as a reduction of leasehold improvements, as opposed to deferred rent, and ultimately a reduction of rent expense over the period of the lease. The adjustment resulted in a $1,000 increase to net income for the quarter ended June 30, 2004. There was no impact to the three and six months ended June 30, 2003.

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

The adjustments, including their impact on the Condensed Consolidated Financial Statements, are further described in Note 14 to the Condensed Consolidated Financial Statements.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original report on Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 9, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended:

  Part I - Item 1 - Interim Financial Statements (unaudited)
  Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part I - Item 4 - Controls and Procedures
  Part II - Item 6 - Exhibits and Reports on Form 8-K

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
BALANCE SHEETS
(IN THOUSANDS)
(RESTATED)

                                                                                December 31,  June 30,
                                                                                   2003         2004
                                                                                -----------  -----------
                                                                                             (unaudited)
ASSETS
Cash and cash equivalents (includes $4,850 and $2,350 of restricted cash)..... $    33,973  $    45,989
Loans held-for-sale...........................................................      50,874       25,328
Accounts receivable, prepaids and other assets................................      28,290       21,099
Fixed assets, net.............................................................      13,652       16,966
Retained interests in auto loans - trading....................................      11,658       14,139
                                                                                -----------  -----------
           Total assets....................................................... $   138,447  $   123,521
                                                                                ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Warehouse and other lines payable............................................. $    44,283  $    22,420
Accounts payable, accrued expenses and other liabilities......................      12,550       18,473
                                                                                -----------  -----------
           Total liabilities..................................................      56,833       40,893
                                                                                -----------  -----------
Commitments and contingencies (Note 13):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2003 and June 30, 2004; 0 shares issued and
      outstanding at December 31, 2003 and June 30, 2004......................          --           --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2003 and June 30, 2004; 62,136,790 and
      63,223,485 shares issued and outstanding at December 31, 2003
      and June 30, 2004.......................................................          62           63
Additional paid-in capital....................................................     265,144      267,077
Accumulated deficit...........................................................    (183,592)    (184,512)
                                                                                -----------  -----------
           Total stockholders' equity.........................................      81,614       82,628
                                                                                -----------  -----------
           Total liabilities and stockholders' equity......................... $   138,447  $   123,521
                                                                                ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)
(RESTATED)

                                                            Three Months Ended        Six Months Ended
                                                               June 30,                  June 30,
                                                            2003         2004         2003         2004
                                                         -----------  -----------  -----------  -----------
Revenues (Note 11)..................................... $    45,231  $    33,399  $    81,440  $    64,030

Operating expenses:
    Operations (Note 12)...............................      19,993       16,264       36,442       31,206
    Sales and marketing................................      11,433       12,506       19,925       23,638
    Technology.........................................       2,479        2,091        4,355        4,257
    General and administrative.........................       2,901        2,358        4,899        5,874
                                                         -----------  -----------  -----------  -----------
           Total operating expenses....................      36,806       33,219       65,621       64,975
                                                         -----------  -----------  -----------  -----------
Income (loss) from operations..........................       8,425          180       15,819         (945)
Other income, net......................................          68           10          100           25
                                                         -----------  -----------  -----------  -----------
Income (loss) before taxes.............................       8,493          190       15,919         (920)
Income taxes...........................................      (1,008)          --       (1,837)          --
                                                         -----------  -----------  -----------  -----------
Net income (loss)...................................... $     7,485  $       190  $    14,082  $      (920)
                                                         ===========  ===========  ===========  ===========

Net income (loss) per share:
    Basic.............................................. $      0.12  $      0.00  $      0.24  $     (0.01)
                                                         ===========  ===========  ===========  ===========
    Diluted............................................ $      0.11  $      0.00  $      0.22  $     (0.01)
                                                         ===========  ===========  ===========  ===========

    Weighted-average shares - basic....................      60,177       62,915       59,888       62,620
                                                         ===========  ===========  ===========  ===========
    Weighted-average shares - diluted..................      66,708       65,784       65,302       62,620
                                                         ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
(RESTATED)

                                                                    Six Months Ended
                                                                       June 30,
                                                                    2003          2004
                                                                 -----------  ------------
Cash flows from operating activities:
   Net income (loss)........................................... $    14,082  $       (920)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization of fixed assets.............       2,370         3,032
     Non-cash compensation expense.............................          --           636
     Changes in operating assets and liabilities:
       Loans held-for-sale.....................................      92,194        25,546
       Retained interests in auto loans - trading..............      (5,030)       (2,481)
       Accounts receivable, prepaids, and other assets.........     (12,240)        7,191
       Accounts payable, accrued expenses and
         other payables........................................       5,449         5,923
                                                                 -----------  ------------
         Net cash provided by operating activities.............      96,825        38,927
                                                                 -----------  ------------
Cash flows from investing activities:
   Acquisition of fixed assets.................................      (4,684)       (6,346)
                                                                 -----------  ------------
         Net cash used in investing activities                       (4,684)       (6,346)
                                                                 -----------  ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................       1,434         1,298
   Proceeds from notes payable.................................       4,150            --
   Proceeds from warehouse and other lines payable.............   2,565,628     2,229,796
   Repayments of warehouse and other lines payable.............  (2,655,784)   (2,251,659)
   Payments on obligations under capital leases, net...........         (10)           --
                                                                 -----------  ------------
         Net cash provided by financing activities.............     (84,582)      (20,565)
                                                                 -----------  ------------
Net increase (decrease) in cash................................       7,559        12,016
Unrestricted cash and cash equivalents, beginning of period....      33,821        29,123
Change in restricted cash......................................          --         2,500
                                                                 -----------  ------------
Unrestricted cash and cash equivalents, end of period.......... $    41,380  $     43,639
Restricted cash and cash equivalents, end of period............       2,500         2,350
                                                                 -----------  ------------
Total cash and cash equivalents, end of period.................      43,880        45,989
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

2. BASIS OF PRESENTATION

Interim Financial Information

The accompanying financial statements as of June 30, 2003 and 2004 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 2003 and 2004. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 2003, together with the amendment filed on March 25, 2005, which includes restated financial statements as of and for the fiscal year ended December 31, 2003 (see Note 14). The results for the three and six months ended June 30, 2004 are not necessarily indicative of the expected results for the year ending December 31, 2004.

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

Restatement

Certain accounts have been restated from the amounts previously reported to correct for certain accounting errors as discussed in Note 14.

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

Cash and Cash Equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase, including documentary drafts, to be cash equivalents. The Company is required to maintain a minimum cash and cash equivalents balance of $15 million related to its warehouse lines. The following summarizes cash and cash equivalents at December 31, 2003 and June 30, 2004 (in thousands):

                                                    December 31,  June 30,
                                                       2003         2004
                                                    -----------  -----------
Cash.............................................. $    28,179  $    41,539
Certificates of deposit, unrestricted.............          75           75
Documentary drafts................................         869        2,025
Restricted cash...................................       4,850        2,350
                                                    -----------  -----------
                                                   $    33,973  $    45,989
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

Revenue

Mortgage Revenues

The Company's mortgage revenues are derived from the origination and sale of loans. Mortgage loans are funded through the Company's warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Mortgage loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold. Also included in mortgage revenues are amounts recorded in connection with loans sold under a Sale Agreement with Greenwich Capital (see Note 9 and Note 14). These amounts consist of gain on sale from transferred loans, in the form of a retained interest comprised of interest income, net of interest expense, and additional cash flows to be received at the time of settlement with the committed loan purchaser. The Company sells these loans to loan purchasers on a servicing released basis without recourse, subject to certain representations and warranties, including but not limited to a guarantee that the borrower will make a minimum number of payments on his/her loan. As such, the Company records reserves as a contra-revenue at the time a loan is sold, based on certain assumptions in anticipation of future losses (see Note 10).

Interest Income on Mortgage and Home Equity Loans

The Company generates revenues from interest income on mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale.

Home Equity Revenues

Home equity revenues are derived from the origination and sale of loans. Home equity loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers typically within sixty days. Home equity loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Also included in mortgage revenues are amounts recorded in connection with loans sold under a Sale Agreement with Greenwich Capital (see Note 9 and Note 14). These amounts consist of gain on sale from transferred loans, in the form of a retained interest comprised of interest income, net of interest expense, and additional cash flows to be received at the time of settlement with the committed loan purchaser. The Company sells these loans to loan purchasers on a servicing released basis without recourse, subject to certain representations and warranties, including but not limited to a guarantee that the borrower will make a minimum number of payments on his/her loan. As such, the Company records reserves as a contra-revenue at the time a loan is sold, based on certain assumptions in anticipation of future losses (see Note 10).

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

The following table sets forth the computation of diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

                                                       Three Months Ended        Six Months Ended
                                                            June 30,                  June 30,
                                                       2003         2004         2003         2004
                                                    -----------  -----------  -----------  -----------
                                                        (In Thousands)            (In Thousands)
                                                          (restated)                (restated)
  Numerator:
    Net income (loss)............................. $     7,485  $       190  $    14,082  $      (920)
                                                    ===========  ===========  ===========  ===========
  Denominator:
    Weighted average shares, basic................      60,177       62,915       59,888       62,620
    Effect of potentially dilutive securities:
      Warrants....................................         767          530          669           --
      Employee stock option plan..................       5,764        2,339        4,745           --
                                                    -----------  -----------  -----------  -----------
    Weighted average number of shares
      assuming dilution...........................      66,708       65,784       65,302       62,620
                                                    ===========  ===========  ===========  ===========

  Diluted net income (loss) per share............. $      0.11  $      0.00  $      0.22  $     (0.01)
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

The following pro forma net income (loss) information has been prepared as if the Company had followed the provisions of SFAS No. 123 (in thousands, except per share amounts):

                                                          Three Months Ended        Six Months Ended
                                                               June 30,                  June 30,
                                                          2003         2004         2003         2004
                                                       -----------  -----------  -----------  -----------
                                                            (In Thousands)            (In Thousands)
                                                              (restated)                (restated)
Reported net income (loss)........................... $     7,485  $       190  $    14,082  $      (920)
Add: Employee stock compensation expense included
  in reported net income (loss), net of taxes........          --           --           --          636
Less: Employee stock based compensation expense
  determined under fair value based method for all
  employee stock option awards, net of tax...........        (760)        (713)      (1,471)      (1,274)
                                                       -----------  -----------  -----------  -----------
Pro forma net income (loss).......................... $     6,725  $      (523) $    12,611  $    (1,558)
                                                       ===========  ===========  ===========  ===========

Reported basic net income (loss) per share........... $      0.12  $      0.00  $      0.24  $     (0.01)
Reported diluted net income (loss) per share......... $      0.11  $      0.00  $      0.22  $     (0.01)

Pro-forma basic net income (loss) per share.......... $      0.11  $     (0.01) $      0.21  $     (0.02)
Pro-forma diluted net income (loss) per share........ $      0.10  $     (0.01) $      0.19  $     (0.02)

Risk free interest rate - stock options..............         2.8%         3.2%         2.9%         2.6%
Risk free interest rate - ESPP.......................         2.4%         2.1%         2.4%         2.1%
Average expected life - stock options................         3.2          3.2          3.2          3.1
Average expected life - ESPP.........................         2.0          2.0          2.0          2.0
Dividend yield.......................................          --           --           --           --
Expected volatility - stock options..................        61.1%        55.3%        60.2%        62.1%
Expected volatility - ESPP...........................        87.2%        76.6%        87.2%        76.6%

5. LOANS HELD-FOR-SALE

The inventory of mortgage and home equity loans consists primarily of first and second trust deed mortgage loans and home equity lines of credit on residential properties located throughout the United States. All mortgage and home equity loans held-for-sale are pledged as collateral for borrowings at December 31, 2003 and June 30, 2004 (see Note 9).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. All of the auto loans held-for-sale are pledged as collateral for borrowings at December 31, 2003 and June 30, 2004 (see Note 9). The following summarizes loans held-for-sale at December 31, 2003 and June 30, 2004 (in thousands):

                                                       December 31,  June 30,
                                                          2003         2004
                                                       -----------  -----------
Mortgage............................................. $    32,811  $    14,785
Home equity..........................................      13,803        6,698
Auto.................................................       4,158        3,802
Net deferred origination revenue.....................         102           43
                                                       -----------  -----------
                                                      $    50,874  $    25,328
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

6. ACCOUNTS RECEIVABLE, PREPAIDS AND OTHER ASSETS

The following summarizes accounts receivable, prepaids and other assets at December 31, 2003 and June 30, 2004 (in thousands):

                                                       December 31,  June 30,
                                                          2003         2004
                                                       -----------  -----------
                                                             (restated)
Prepaids............................................. $     4,574  $     2,181
Accounts receivable..................................      21,936       17,019
Interest receivable..................................       1,541        1,099
Other assets.........................................         239          800
                                                       -----------  -----------
                                                      $    28,290  $    21,099
                                                       ===========  ===========

Included in prepaids at December 31, 2003 and June 30, 2004 are prepayments for advertising in the amounts of $2.3 million and $0.7 million, respectively. Included in accounts receivable is the receivable due to the Company from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $16.2 million and $10.0 million at December 31, 2003 and June 30, 2004, respectively (see Note 9). Included in other assets is an amount related to the fair value of SFAS 133 derivatives of $0.1 million and $0.8 million at December 31, 2003 and June 30, 2004, respectively.

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

The following table provides a summary of activity in the retained interests in auto loans:

	2003	2004
Beginning Balance January 1,	$ 3,969	$ 11,658
Contributed basis in loans sold to E-LOAN Auto	1,193	1,226
Non-cash gain on sale	3,389	4,081
Accretion of present value discount	448	711
Excess cash flows received	-	(3,398)
Fair value adjustment	-	(139)
Ending Balance June 30,	$ 8,999	$ 14,139

At June 30, 2004, key valuation assumptions used to value the retained interests and the sensitivity of those assumptions to immediate 10% and 25% adverse changes in those assumptions are as follows:

June 30, 2004 (in thousands)
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

The following summarizes warehouse and other lines payable at December 31, 2003 and June 30, 2004 (in thousands):

                                                       December 31,  June 30,
                                                          2003         2004
                                                       -----------  -----------
Warehouse lines - GMAC............................... $     8,066  $     5,639
Warehouse lines - Greenwich..........................      31,462        8,203
Warehouse lines - Merrill (Mortgage).................          --        3,279
Line of credit - Merrill (Auto)......................       4,755        5,299
                                                       -----------  -----------
                                                      $    44,283  $    22,420
                                                       ===========  ===========

10. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following summarizes accounts payable, accrued expenses and other liabilities at December 31, 2003 and June 30, 2004 (in thousands):

                                                       December 31,  June 30,
                                                          2003         2004
                                                       -----------  -----------
                                                              (restated)
Accounts payable..................................... $     4,614  $     7,546
Accrued compensation.................................       1,987        2,619
Income tax payable...................................        (579)        (587)
Other liabilities....................................       3,795        6,362
Reserves.............................................       2,386        2,307
Interest payable.....................................         347          226
                                                       -----------  -----------
                                                      $    12,550  $    18,473
                                                       ===========  ===========

Certain amounts in the above table have been reclassified and/or restated as discussed in Note 14.

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

                                                                       Home
                                                        Mortgage      Equity        Auto         Total
                                                       -----------  -----------  -----------  -----------
Balance at 1/1/04.................................... $     1,309  $       966  $       111  $     2,386
   Increase to reserve...............................         162          325           18          505
   Losses incurred...................................        (316)        (355)         (20)        (691)
                                                       -----------  -----------  -----------  -----------
Balance at 03/31/04...................................$     1,155  $       936  $       109  $     2,200
   Increase to reserve.................................       215          311           --          526
   Losses incurred.....................................      (286)        (145)          12         (419)
                                                       -----------  -----------  -----------  -----------
Balance at 06/30/04.................................. $     1,084  $     1,102  $       121  $     2,307
                                                       ===========  ===========  ===========  ===========

11. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues (in thousands):

                                                          Three Months Ended        Six Months Ended
                                                               June 30,                  June 30,
                                                          2003         2004         2003         2004
                                                       -----------  -----------  -----------  -----------
                                                              (restated)                (restated)
Revenues:
   Mortgage.......................................... $    31,039  $    17,089  $    55,312  $    32,597
   Interest income on mortgage loans.................       4,758        2,428        9,180        3,687
   Home equity.......................................       5,398        8,738        9,449       18,293
   Interest income on home equity loans..............         608          944          931        1,424
   Auto..............................................       3,035        2,921        5,920        5,983
   Closing services..................................          --          984           --        1,435
   Other.............................................         393          295          648          611
                                                       -----------  -----------  -----------  -----------
         Total revenues.............................. $    45,231  $    33,399  $    81,440  $    64,030
                                                       ===========  ===========  ===========  ===========

Certain amounts in the above table have been reclassified and/or restated as discussed in Note 14.

The following table provides the components of other income, net (in thousands):

                                                          Three Months Ended        Six Months Ended
                                                               June 30,                  June 30,
                                                          2003         2004         2003         2004
                                                       -----------  -----------  -----------  -----------
Interest income on short-term investments............ $        70  $        22  $       102  $        45
Interest expense on non-warehouse
   facility borrowings...............................          (7)          (7)          (7)         (15)
Other................................................           5           (5)           5           (5)
                                                       -----------  -----------  -----------  -----------
                                                      $        68  $        10  $       100  $        25
                                                       ===========  ===========  ===========  ===========

12. OPERATING EXPENSES

The following table provides the components of operating expenses (in thousands):

                                                          Three Months Ended        Six Months Ended
                                                               June 30,                  June 30,
                                                          2003         2004         2003         2004
                                                       -----------  -----------  -----------  -----------
                                                              (restated)                (restated)
Compensation and benefits............................ $    16,336  $    13,248  $    29,015  $    27,311
Processing costs.....................................       3,091        3,235        5,890        6,037
Advertising and marketing............................      10,172       11,334       17,436       21,270
Occupancy and administration.........................       4,252        3,942        7,760        7,985
Interest expense on warehouse borrowings.............       2,955        1,460        5,520        2,372
                                                       -----------  -----------  -----------  -----------
         Total operating expenses.................... $    36,806  $    33,219  $    65,621  $    64,975
                                                       ===========  ===========  ===========  ===========

Certain amounts in the above table have been reclassified and/or restated as discussed in Note 14.

Commissions and bonus compensation comprised 31% and 25% of total compensation and benefits in the three months ended June 30, 2003 and 2004. Net occupancy costs comprised 13% and 24% of total occupancy and administration in the three months ended June 30, 2003 and 2004, respectively. Commissions and bonus compensation comprised 28% and 22% of total compensation and benefits in the six months ended June 30, 2003 and 2004. Net occupancy costs comprised 16% and 22% of total occupancy and administration in the six months ended June 30, 2003 and 2004, respectively. Included in compensation and benefits for the six months ended June 30, 2004 is a charge related to the resignation of the Company's prior President and Chief Operating Officer of approximately $1.0 million. Certain amounts have been reclassified and/or restated as discussed in Note 14.

The following table provides detail of the operations component of total operating expenses classified by the following revenue-related categories (in thousands):

                                                          Three Months Ended        Six Months Ended
                                                               June 30,                  June 30,
                                                          2003         2004         2003         2004
                                                       -----------  -----------  -----------  -----------
                                                              (restated)                (restated)
Mortgage ............................................ $    10,250  $     6,877  $    18,436  $    13,525
Interest expense on mortgage loans...................       2,314        1,004        4,492        1,606
Home equity..........................................       3,254        5,247        6,336       10,317
Interest expense on home equity loans................         473          435          693          718
Auto.................................................       3,702        1,836        6,485        3,670
Closing services.......................................        --          865           --        1,370
                                                       -----------  -----------  -----------  -----------
Total operations..................................... $    19,993  $    16,264  $    36,442  $    31,206
                                                       ===========  ===========  ===========  ===========

Certain amounts in the above table have been reclassified and/or restated as discussed in Note 14.

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

The Company's historical practice has been to continue to recognize interest income and interest expense on loans sold under its agreement with Greenwich in the period from the time of sale until the time of settlement with the committed loan purchaser. As part of the Company's review and preparation of its financial statements for the quarter ended September 30, 2004, the Company determined that this interest income and interest expense should have been included in the calculation of the gain on loans sold rather than to be recognized as additional interest income and interest expense in the period subsequent to the sale of the loans. The cumulative impact of this restatement during 2003 and the first six months of 2004 was an understatement of income of $615,000. Pre-tax net income was understated by $703,000 for the year ended December 31, 2003 and pre-tax net loss was understated by $81,000 and $87,000 for the three and six months ended June 30, 2004, respectively.

During the course of its review, the Company determined that additional adjustments to previously reported results were required. These additional adjustments related to the Company's accounting for the mark-to-market of forward commitments associated with its adjustable rate mortgage ("ARM") production in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities". The Company improperly included amounts in the mark-to-market calculation for ARM forward commitments on sold loans. While the adjustment resulted in decreases to revenue and income in the first and second quarter of 2003, it resulted in an equal and off-setting increase to revenue and income in the third quarter of 2003, with no net impact on the total 2003 revenue or income amounts. There was no impact to the three and six months ended June 30, 2004.

The Company also adjusted for leasehold improvement allowances provided by the landlord on the Pleasanton, California facility, in accordance with the terms of the lease on that facility. The Company had previously recorded those amounts as a reduction of leasehold improvements, as opposed to deferred rent, and ultimately a reduction of rent expense over the period of the lease. The adjustment resulted in a $1,000 increase to net income for the quarter ended June 30, 2004. There was no impact to the three and six months ended June 30, 2003.

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

These Condensed Consolidated Financial Statements have been restated to reflect the above adjustments. These amended financial statements also include amendments to related disclosures for the three and six months ended June 30, 2003 and 2004. In addition, the Company has restated its financial statements for the year ended December 31, 2003, and the quarter ended March 31, 2004 that include amendments to related disclosures for the periods covered by those reports.

The following schedule sets forth the error and the corrected amounts (in thousands, except per share amounts):

                                                                             Three Months Ended      Six Months Ended
                                                                            --------------------   --------------------
                                                                            June 30,   June 30,    June 30,   June 30,
                                                                              2003       2004        2003       2004
                                                                            ---------  ---------   ---------  ---------
Net Income (Loss) as previously reported.................................. $   8,078  $     270   $  14,409  $    (850)
Restatement adjustments
  Restatement effects from Greenwich adjustment (pre-tax):
    Increase in Revenues, Mortgage........................................       259      1,083         796      2,055
    Increase in Revenues, Home Equity.....................................        64        410         176        715
    Decrease in Revenues, Interest Income on Mortgage Loans...............      (394)    (2,035)       (836)    (3,712)
    Decrease in Revenues, Interest Income on Home Equity Loans............       (75)      (710)       (176)    (1,703)
    Decrease in Operating Expenses, Interest Expense on Mortgage Loans....       191        843         411      1,645
    Decrease in Operating Expenses, Interest Expense on Home Equity Loans.        58        328         126        913
  Restatement effects from SFAS 133 adjustment (pre-tax):
    Decrease in Revenues, Mortgage........................................      (725)         0        (840)         0
  Restatement effect from leasehold improvement adjustment:
    Decrease in General and Administrative Expenses.......................         0          1           0         17
                                                                            ---------  ---------   ---------  ---------
      Total restatement adjustments (pre-tax).............................      (622)       (80)       (343)       (70)
  Tax effect of restatement adjustments ..................................        29          0          16          0
                                                                            ---------  ---------   ---------  ---------
      Total net restatement adjustments ..................................      (593)       (80)       (327)       (70)
                                                                            ---------  ---------   ---------  ---------
Net Income (Loss) after reclassification and restatement ................. $   7,485  $     190   $  14,082  $    (920)
                                                                            =========  =========   =========  =========

The consolidated balance sheets as of December 31, 2003 and June 30, 2004 included in this Form 10-Q/A have been restated to include the effects of the adjustments as follows (in thousands):

                                                          Three Months Ended June 30,
                                                   ------------------------------------------
                                                      As                    As
                                                   Previously    As      Previously    As
                                                   Reported   Restated   Reported   Restated
                                                     2003       2003       2004       2004
                                                   ---------  ---------  ---------  ---------
ASSETS
Cash and cash equivalents                         $  33,973  $  33,973  $  45,989  $  45,989
Loans held-for-sale                                  50,874     50,874     25,328     25,328
Accounts receivable, prepaids and
   other assets                                      28,287     28,290     21,183     21,099
Fixed assets, net                                    11,484     13,652     12,775     16,966
Retained interests in auto loan-trading              11,658     11,658     14,139     14,139
Total assets                                      $ 136,276  $ 138,447  $ 119,414  $ 123,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Warehouse and other lines payable                 $  44,283  $  44,283  $  22,420  $  22,420
Accounts payable, accrued expenses and               10,366     12,550     14,283     18,473
   other  liabilities
Total liabilities                                    54,649     56,833     36,703     40,893
Stockholders' equity:
Common stock                                             62         62         63         63
Additional paid-in capital                          265,144    265,144    267,077    267,077
Accumulated deficit                                (183,579)  (183,592)  (184,429)  (184,512)
Total stockholders' equity                           81,627     81,614     82,711     82,628
Total liabilities and stockholders' equity        $ 136,276  $ 138,447  $ 119,414  $ 123,521

The adjustments addressed above resulted in changes to certain components of net cash provided by operating activities included in the consolidated statement of cash flows, but did not change net cash used in financing activities or cash and cash equivalents at December 31, 2003 or June 30, 2004.

The consolidated statement of operations for the three and six months ended June 30, 2003 and 2004 included in this Form 10-Q/A have been restated to include the effects of the adjustments as follows:

                                                  Three Months Ended June 30,
                                         --------------------------------------------
                                             As                     As
                                         Previously     As      Previously     As
                                          Reported   Restated    Reported   Restated
                                            2003       2003        2004       2004
                                         ----------  ---------  ----------  ---------
Revenues                                $   46,102  $  45,231  $   34,651  $  33,399

Operating expenses:
    Operations.........................     20,243     19,993      17,435     16,264
    Sales and marketing................     11,433     11,433      12,506     12,506
    Technology.........................      2,479      2,479       2,091      2,091
    General and administrative.........      2,901      2,901       2,359      2,358
                                         ----------  ---------  ----------  ---------
           Total operating expenses....     37,056     36,806      34,391     33,219
                                         ----------  ---------  ----------  ---------
Income from operations.................      9,046      8,425         260        180
Other income, net......................         68         68          10         10
                                         ----------  ---------  ----------  ---------
Income before taxes....................      9,114      8,493         270        190
Income taxes...........................     (1,038)    (1,008)         --         --
                                         ----------  ---------  ----------  ---------
Net income............................. $    8,076  $   7,485  $      270  $     190
                                         ==========  =========  ==========  =========
Net income per share:
    Basic.............................. $     0.13  $    0.12  $     0.00  $    0.00
                                         ==========  =========  ==========  =========
    Diluted............................ $     0.12  $    0.11  $     0.00  $    0.00
                                         ==========  =========  ==========  =========

    Weighted-average shares - basic....     60,177     60,177      62,915     62,915
                                         ==========  =========  ==========  =========
    Weighted-average shares - diluted..     66,708     66,708      65,784     65,784
                                         ==========  =========  ==========  =========

                                                  Six Months Ended June 30,
                                         --------------------------------------------
                                             As                     As
                                         Previously     As      Previously     As
                                          Reported   Restated    Reported   Restated
                                            2003       2003        2004       2004
                                         ----------  ---------  ----------  ---------
Revenues                                $   82,320  $  81,440  $   66,675  $  64,030

Operating expenses:
    Operations.........................     36,982     36,442      33,764     31,206
    Sales and marketing................     19,925     19,925      23,638     23,638
    Technology.........................      4,354      4,355       4,257      4,257
    General and administrative.........      4,898      4,899       5,891      5,874
                                         ----------  ---------  ----------  ---------
           Total operating expenses....     66,159     65,621      67,550     64,975
                                         ----------  ---------  ----------  ---------
Income from operations.................     16,161     15,819        (875)      (945)
Other income, net......................        100        100          25         25
                                         ----------  ---------  ----------  ---------
Income before taxes....................     16,261     15,919        (850)      (920)
Income taxes...........................     (1,853)    (1,837)         --         --
                                         ----------  ---------  ----------  ---------
Net income............................. $   14,408  $  14,082  $     (850) $    (920)
                                         ==========  =========  ==========  =========
Net income per share:
    Basic.............................. $     0.24  $    0.24  $    (0.01) $   (0.01)
                                         ==========  =========  ==========  =========
    Diluted............................ $     0.22  $    0.22  $    (0.01) $   (0.01)
                                         ==========  =========  ==========  =========

    Weighted-average shares - basic....     59,888     59,888      62,620     62,620
                                         ==========  =========  ==========  =========
    Weighted-average shares - diluted..     65,302     65,302      62,620     62,620
                                         ==========  =========  ==========  =========

The adjustments to the consolidated statements of cash flows for the six months ended June 30, 2003 and 2004 are summarized below (in thousands):

                                                                    2003       2004
                                                                  ---------  ---------
Adjustments to net income (loss)                                 $    (327) $     (70)

Change in "accounts receivable, prepaids and other assets"
 for increase in receivable related to loans sold under
 the sale agreement with Greenwich Capital                            (497)        87

Change in "accounts receivable, prepaids and other assets"
 for the decrease in receivable related to SFAS 133
 mark-to-market of ARM of forward commitments                          840         --

Change in "depreciation and amortization of fixed assets"
 for the reclassification of leasehold improvements                     --        285

Change in "accounts payable, accrued expenses and
 other payables" for the reclassification of leasehold
 improvements                                                           --      2,006

Change in "accounts payable, accrued expenses and
 other payables" for the increase in income related
 to the tax effect on restatements                                     (16)        --
                                                                  ---------  ---------
Adjustment to net cash provided by operating activities          $      --  $   2,308
                                                                  =========  =========
Change in "aquisition of fixed assets" for the reclassification
 of leasehold improvements                                       $      --  $  (2,308)
                                                                  ---------  ---------
Adjustment to net cash used in investing activities              $      --  $  (2,308)
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

RESTATEMENT OF FINANCIAL RESULTS

As discussed in the Introductory Note and as disclosed in more detail in Note 14 to the condensed consolidated financial statements, this Form 10-Q/A is being filed with the Securities and Exchange Commission to reflect the restatement of the Company's Condensed Consolidated Financial Statements and amendments to related disclosures as of December 31, 2003 and June 30, 2004 and for the three and six months ended June 30, 2003 and 2004. Accordingly, the discussion and amounts included in this MD&A have been revised to reflect these amendments. The impact of this restatement corrected a $593,000 and $80,000 overstatement of income for the three months ended June 30, 2003 and 2004, respectively, and a $327,000 and $70,000 overstatement of income for the six months ended June 30, 2003 and 2004, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth the unaudited results of operations from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                            Three Months Ended        Six Months Ended
                                                                 June 30,                  June 30,
                                                            2003         2004         2003         2004
                                                         -----------  -----------  -----------  -----------
                                                                 (restated)                (restated)
Revenues .............................................. $    45,231  $    33,399  $    81,440  $    64,030

Operating expenses:
    Operations ........................................      19,993       16,264       36,442       31,206
    Sales and marketing................................      11,433       12,506       19,925       23,638
    Technology.........................................       2,479        2,091        4,355        4,257
    General and administrative.........................       2,901        2,358        4,899        5,874
                                                         -----------  -----------  -----------  -----------
           Total operating expenses....................      36,806       33,219       65,621       64,975
                                                         -----------  -----------  -----------  -----------
Income (loss) from operations..........................       8,425          180       15,819         (945)
Other income, net......................................          68           10          100           25
                                                         -----------  -----------  -----------  -----------
Income (loss) before taxes.............................       8,493          190       15,919         (920)
Income taxes...........................................      (1,008)          --       (1,837)          --
                                                         -----------  -----------  -----------  -----------
Net income (loss)...................................... $     7,485  $       190  $    14,082  $      (920)
                                                         ===========  ===========  ===========  ===========

Net income (loss) per share:
    Basic.............................................. $      0.12  $      0.00  $      0.24  $     (0.01)
                                                         ===========  ===========  ===========  ===========
    Diluted............................................ $      0.11  $      0.00  $      0.22  $     (0.01)
                                                         ===========  ===========  ===========  ===========

AS A PERCENTAGE OF REVENUES:

Revenues ..............................................         100%        100%        100%        100%

Operating expenses:
    Operations ........................................          44%         49%         45%         49%
    Sales and marketing................................          25%         37%         24%         37%
    Technology.........................................           5%          6%          5%          7%
    General and administrative.........................           7%          7%          7%          8%
                                                         -----------  -----------  -----------  -----------
           Total operating expenses....................          81%         99%         81%        101%
                                                         -----------  -----------  -----------  -----------
Income (loss) from operations..........................          19%          1%         19%         (1)%
Other income, net......................................          -- %         -- %         -- %         -- %
                                                         -----------  -----------  -----------  -----------
Income (loss) before taxes.............................          19%          1%         20%         (1)%
Income taxes...........................................          (2)%         -- %         (3)%         -- %
                                                         -----------  -----------  -----------  -----------
Net income (loss)......................................          17%          1%         17%         (1)%
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

The following table provides the components of revenue shown as a percentage of total revenues:

                                                            Three Months Ended        Six Months Ended
                                                               June 30,                  June 30,
                                                            2003         2004         2003         2004
                                                         -----------  -----------  -----------  -----------
                                                                 (restated)                (restated)
Revenues:
   Mortgage............................................ $    31,039  $    17,089  $    55,312  $    32,597
   Interest income on mortgage loans...................       4,758        2,428        9,180        3,687
   Home equity.........................................       5,398        8,738        9,449       18,293
   Interest income on home equity loans................         608          944          931        1,424
   Auto................................................       3,035        2,921        5,920        5,983
   Closing services....................................          --          984           --        1,435
   Other...............................................         393          295          648          611
                                                         -----------  -----------  -----------  -----------
         Total revenues................................ $    45,231  $    33,399  $    81,440  $    64,030
                                                         ===========  ===========  ===========  ===========

   Mortgage............................................          69%         51%         68%         51%
   Interest income on mortgage loans...................          11%          7%         11%          6%
   Home equity.........................................          12%         26%         12%         29%
   Interest income on home equity loans................           1%          3%          1%          2%
   Auto................................................           7%          9%          7%          9%
   Closing services......................................        -- %          3%         -- %          2%
   Other...............................................          -- %          1%          1%          1%
                                                         -----------  -----------  -----------  -----------
         Total revenues................................         100%        100%        100%        100%
                                                         ===========  ===========  ===========  ===========

The following table summarizes dollar volume of loans sold and the revenue (excluding interest income) in both dollars and average basis points ("BPS") (in thousands except BPS):

                            Three Months Ended      Six Months Ended
                                June 30,                June 30,
                            2003        2004        2003        2004
                         ----------  ----------  ----------  ----------
                              (restated)               (restated)
Mortgage
$ Volume                $1,214,742  $  899,073  $2,324,750  $1,656,179
Revenue                 $   31,039  $   17,089  $   55,312  $   32,597
BPS                            256         190         238         197

Home Equity
$ Volume                $  192,169  $  331,673  $  359,958  $  633,923
Revenue                 $    5,398  $    8,738  $    9,449  $   18,293
BPS                            281         263         263         289

Auto
$ Volume                $  164,729  $  161,936  $  332,835  $  315,825
Revenue                 $    3,035  $    2,921  $    5,920  $    5,983
BPS                            184         180         178         189

Certain amounts have been reclassified and/or restated as discussed in Note 14 to the Condensed Consolidated Financial Statements.

Mortgage Revenues. The Company's mortgage revenues are derived from the origination and sale of loans. Mortgage loans are funded through the Company's warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Mortgage loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Mortgage revenues consist of refinance mortgage revenues and diversified mortgage revenues - which are comprised of purchase and non-prime mortgage loans. Mortgage revenues decreased $13.9 million to $17.1 million for the three months ended June 30, 2004 from $31.0 million for the three months ended June 30, 2003. Mortgage revenues decreased $22.7 million to $32.6 million for the six months ended June 30, 2004 from $55.3 million for the six months ended June 30, 2003. Mortgage revenues benefited significantly from refinance revenues during the three and six months ended June 30, 2003. Refinance revenue experienced large declines in the three and six months ended June 30, 2004, compared to the same period the prior year as the overall mortgage market shifted away from refinance loans, and increased competitive pricing impacted the revenue earned per loan. Diversified mortgage revenue was down slightly, both in volumes and revenue per loan, as competition increased in this area with the large decline in refinance volume. The Company expects refinance activity to continue to decline in the remainder of 2004 and that while growth in diversified mortgage revenue is expected, we do not anticipate that it will completely offset the declining refinance volume, resulting in lower mortgage revenue amounts in 2004 as compared to 2003. Certain amounts have been reclassified and/or restated as discussed in Note 14 to the Condensed Consolidated Financial Statements.

The following table summarizes the composition of the mortgage dollar volume of loans sold and the revenue (excluding interest income) in both dollars and average basis points ("BPS") ( in thousands except BPS):

                            Three Months Ended      Six Months Ended
                                June 30,                June 30,
                            2003        2004        2003        2004
                         ----------  ----------  ----------  ----------
                              (restated)               (restated)
Refinance Mortgage
$ Volume                $  778,835  $  496,332  $1,534,324  $  906,234
Revenue                 $   21,132  $    8,430  $   39,287  $   16,888
BPS                            271         170         256         186

Diversified Mortgage
$ Volume                $  435,907  $  402,741  $  790,426  $  749,946
Revenue                 $    9,907  $    8,659  $   16,025  $   15,709
BPS                            227         215         203         209

Certain amounts have been reclassified and/or restated as discussed in Note 14 to the Condensed Consolidated Financial Statements.

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

* Excludes home equity and auto loan volume

Interest Income on Mortgage and Home Equity Loans. The Company generates revenues from interest income on mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale. Interest income is highly correlated to the volume of loans funded. As such, interest income on mortgage decreased $2.4 million to $2.4 million for the three months ended June 30, 2004 from $4.8 million for the three months ended June 30, 2003 and interest income on home equity loans increased $0.3 million to $0.9 million for the three months ended June 30, 2004 from $0.6 million for the three months ended June 30, 2003. Certain amounts have been reclassified and/or restated as discussed in Note 14 to the Condensed Consolidated Financial Statements.

Interest income on mortgage decreased $5.5 million to $3.7 million for the six months ended June 30, 2004 from $9.2 million for the six months ended June 30, 2003 and interest income on home equity loans increased $0.5 million to $1.4 million for the six months ended June 30, 2004 from $0.9 million for the six months ended June 30, 2003. The Company anticipates that with relatively lower mortgage fundings in the remainder of 2004, interest income on mortgages will be slightly lower. Home equity fundings are expected to increase in the remainder of 2004, as will interest income on home equity loans and lines of credit. Certain amounts have been reclassified and/or restated as discussed in Note 14 to the Condensed Consolidated Financial Statements.

Home Equity Revenues. Home equity revenues are derived from the origination and sale of loans. Home equity loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers in approximately forty days from funding. Home equity loan revenues consist of proceeds recorded at settlement in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Home equity revenues increased $3.3 million to $8.7 million for the three months ended June 30, 2004 from $5.4 million for the three months ended June 30, 2003. Home equity revenues increased $8.9 million to $18.3 million for the six months ended June 30, 2004 from $9.4 million for the six months ended June 30, 2003. The significant increase in home equity revenue is due to increased volume of sold loans as well as increased revenue per loan, in the six months ended June 30, 2004 compared to 2003. The Company expects that home equity revenues will continue to grow throughout 2004 as volumes continue to increase. Certain amounts have been reclassified and/or restated as discussed in Note 14 to the Condensed Consolidated Financial Statements.

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

The following table provides detail of the Company's total operating expenses classified by major types of expense, expressed as a percentage of total operating expenses:

                                        Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                       2003       2004       2003       2004
                                     ---------  ---------  ---------  ---------
Compensation & Benefits                    44%        40%        44%        42%
Processing Costs                            8%        10%         9%         9%
Advertising & Marketing                    28%        34%        27%        33%
Occupancy & Administrative                 12%        12%        12%        12%
Interest Expense on Warehouse               8%         4%         8%         4%

Certain amounts have been reclassified and/or restated as discussed in Note 14 to the Condensed Consolidated Financial Statements.

As almost half of the total operating expenses of the Company are compensation and benefit related, the following table shows full-time headcount (including temporary and contract employees) by function at the end of each respective quarter:

                                          June 30,
                                       2003       2004
                                     ---------  ---------
Mortgage                                  423        286
Home Equity                               177        288
Auto                                      114         82
Closing Services                            1         20
Sales & Marketing                          31         29
Technology                                 64         59
General & Administrative                   56         74
                                     ---------  ---------
Total                                     866        838

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

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                                          Three Months Ended        Six Months Ended
                                                               June 30,                  June 30,
                                                          2003         2004         2003         2004
                                                       -----------  -----------  -----------  -----------
                                                             (restated)                (restated)
Mortgage ............................................ $    10,250  $     6,877  $    18,436  $    13,525
Interest expense on mortgage loans...................       2,314        1,004        4,492        1,606
Home equity..........................................       3,254        5,247        6,336       10,317
Interest expense on home equity loans................         473          435          693          718
Auto.................................................       3,702        1,836        6,485        3,670
Closing services.......................................        --          865           --        1,370
                                                       -----------  -----------  -----------  -----------
Total operations..................................... $    19,993  $    16,264  $    36,442  $    31,206
                                                       ===========  ===========  ===========  ===========

Operations expense decreased $3.7 million to $16.3 million for the three months ended June 30, 2004 from $20.0 million for the three months ended June 30, 2003. However, operations expense increased as a percentage of revenue from 44% to 49% for the three months ended June 31, 2003 and 2004, respectively. The decrease in absolute dollars is due to decreases in mortgage operations (and its related interest expense) as a result of lower volumes, and a decline in auto operations, which included one-time costs in 2003 related to the transition of operations from Florida to California. These decreases were offset by an increase in home equity due to higher volumes. Operations expense decreased $5.2 million to $31.2 million for the six months ended June 30, 2004 from $36.4 million for the six months ended June 30, 2003. However, operations expense increased as a percentage of revenue from 44% to 49% for the six months ended June 31, 2003 and 2004, respectively. Certain amounts have been reclassified and/or restated as discussed in Note 14 to the Condensed Consolidated Financial Statements.

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

The following table provides detail of the Company's total home equity operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total home equity operations expenses (excluding interest expense):

                                        Three Months Ended  Six Months Ended
                                            June 30,              June 30,
                                       2003       2004       2003       2004
                                     ---------  ---------  ---------  ---------
Home Equity Operations
   Headcount & Related                     59%        58%        62%        58%
   Commissions                             12%        12%        10%        12%
   Processing Costs                        18%        19%        18%        18%
   Facilities & Other                      11%        11%        10%        12%

Certain amounts have been reclassified and/or restated as discussed in Note 14 to the Condensed Consolidated Financial Statements.

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

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (dollars in thousands):

                                        Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                       2003       2004       2003       2004
                                     ---------  ---------  ---------  ---------
                                          (restated)            (restated)
Mortgage........................... $  20,789  $  10,212  $  36,876  $  19,072
Mortgage interest margin...........     2,444      1,424      4,688      2,081
Home equity........................     2,144      3,491      3,113      7,976
Home equity interest margin........       135        509        238        706
Auto...............................      (667)     1,085       (565)     2,313
Closing services.....................      --        119         --         65
Other................................     393        295        648        611
                                     ---------  ---------  ---------  ---------
Total direct margin................ $  25,238  $  17,135  $  44,998  $  32,824
                                     =========  =========  =========  =========

Direct margin decreased $8.1 million to $17.1 million for the three months ended June 30, 2004 from $25.2 million for the three months ended June 30, 2003. Direct margin decreased $12.2 million to $32.8 million for the six months ended June 30, 2004 from $45.0 million for the six months ended June 30, 2003. The decline in direct margin is primarily due to decreased mortgage revenue per loan and decreased mortgage volumes. This decrease was offset by increased home equity volumes and revenues as well as a positive spread of home equity interest income over interest expense. The Company anticipates that mortgage revenue per loan and the spread of interest income over interest expense will continue to decline in 2004 as compared to 2003, as the overall level of refinance activity declines and competitive pricing pressure increases. Auto direct margins increased significantly for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 primarily due to the transition of auto operations from Florida to California which began during the three months ended March 31, 2003 driving auto direct margins down in that period. The Company expects auto direct margin to grow modestly throughout 2004. Certain amounts have been reclassified and/or restated as discussed in Note 14 to the Condensed Consolidated Financial Statements.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses related to advertising, promotion and marketing agreements and employee compensation and other expenses related to marketing personnel. Sales and marketing expense increased $1.1 million to $12.5 million for the three months ended June 30, 2004 from $11.4 million for the three months ended June 30, 2003. Sales and marketing expense increased $3.7 million to $23.6 million for the six months ended June 30, 2004 from $19.9 million for the six months ended June 30, 2003. Sales and marketing expense increased as a direct result of increased spending in direct response television, direct response mail and online advertising. Sales and marketing expense increased as a percentage of revenue from 25% to 37% for the three months ended June 30, 2003 and 2004, respectively. Sales and marketing expense increased as a percentage of revenue from 24% to 37% for the six months ended June 30, 2003 and 2004, respectively. The increase in sales and marketing expense as a percentage of revenues was due to a combination of increased spending levels and the decreased volumes in revenue in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. Sales and marketing expenses are expected to decrease as a percentage of total revenues and remain constant in absolute dollars throughout the remainder of 2004. Certain amounts have been reclassified and/or restated as discussed in Note 14 to the Condensed Consolidated Financial Statements.

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

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense decreased $0.4 million to $2.1 million for the three months ended June 30, 2004 from $2.5 million for the three months ended June 30, 2003. Technology expense decreased $0.1 million to $4.3 million for the six months ended June 30, 2004 from $4.4 million for the six months ended June 30, 2003. Technology expense increased as a percentage of revenue from 5% to 6% for the three months ended June 30, 2003 and 2004, respectively, and increased from 5% to 7% for the six months ended June 30, 2003 and 2004, respectively. The increase in technology expense as a percentage of revenues was primarily due to the decreased volumes in revenue in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. The Company expects technology expense to be approximately 7% of total revenues throughout the remainder of 2004.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense decreased $0.5 million to $2.4 million for the three months ended June 30, 2004 from $2.9 million for the three months ended June 30, 2003. General and administrative expense increased $1.0 million to $5.9 million for the six months ended June 30, 2004 from $4.9 million for the six months ended June 30, 2003. Included in general administrative expenses for the six months ended June 30, 2004 was a charge of approximately $1.0 million as a result of the resignation of the Company's prior President and Chief Operating Officer. General and administrative expense increased as a percentage of revenue from 6% to 7% for the three months ended June 30, 2003 and 2004, respectively. Excluding the one-time charge, general and administrative expenses increased as a percentage of revenue from 6% to 8% for the six months ended June 30, 2003 and 2004, respectively. The Company expects general and administrative expense to be approximately 8% of total revenues throughout the remainder of 2004.

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

Cash provided by operating and financing activities related to its warehouse and other lines payable was $17.1 million for the six months ended June 30, 2004. Specifically, the Company obtained cash from net income, excluding non-cash related items, of $2.7 million for the six months ended June 30, 2004. In addition, the Company benefited from positive cash flow due to the reduction of other assets in the amount of $7.2 million, specifically prepaid marketing expenses, and the reduction of receivables in connection with loan sales. Further, the Company benefited from positive cash flow as a result of loans held-for-sale net of warehouse payable decreasing which provided $3.7 million in net cash, and the increase of accounts payables and other accrued expenses in the amount of $5.9 million. However, these sources of cash were offset by the continued increase in the retained interest asset which grew another $2.5 million as additional auto loans were sold to the QSPE in the six months ended June 30, 2004. Certain amounts have been reclassified and/or restated as discussed in Note 14 to the Condensed Consolidated Financial Statements.

Cash provided by operating and financing activities related to its warehouse and other lines payable, was $6.7 million for the six months ended June 30, 2003. Specifically, The Company utilized cash as a result of an increase in receivables and other assets of $12.2 million, which included an increase of $14.6 million related to receivables in connection with loan sales. In addition, the Company utilized cash as a result of the continued increase of the retained interest asset of $5.0 million as additional auto loans were sold to the QSPE in the six months ended June 30, 2003. These uses of cash were offset by a source of cash from net income, excluding non-cash related items, of $16.5 million for the six months ended June 30, 2003. In addition, the Company benefited from positive cash flow as a result of loans held-for-sale net of warehouse payable decreasing and providing $2.0 million in net cash. Certain amounts have been reclassified and/or restated as discussed in Note 14 to the Condensed Consolidated Financial Statements.

Net cash used in investing activities was $4.7 million and $6.3 million for the six months ended June 30, 2003 and 2004, respectively. Net cash used during the six months ended June 30, 2003 was primarily due to the addition of infrastructure related to increased headcount and investment in new technology systems. In October 2003, the Company began relocating its corporate headquarters and consolidating its operational facilities to a larger, single facility in Pleasanton, California. Capital expenditures related to the new facility were $4.4 million for the six months ended June 30, 2004. The remaining cash used on investing activities during the six months ended June 30, 2004 was related to capitalized development. Certain amounts have been reclassified and/or restated as discussed in Note 14 to the Condensed Consolidated Financial Statements.

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

While we achieved profitability during fiscal years 2002 and 2003, we have an accumulated deficit of $184.5 million, as of June 30, 2004. In the fourth quarter of 2003, we experienced a pre-tax loss of $1.5 million and in the first six months of 2004, we experienced a loss of $0.9 million and may not regain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

ITEM 4. CONTROLS AND PROCEDURES

This Item has been amended to reflect the restatement of the Company's condensed consolidated financial statements as discussed further in the Explanatory Note and in Note 14 of the Notes to Condensed Consolidated Financial Statements.

The Company determined that an error had been made in the calculation of gain and loss on loans sold pursuant to its Mortgage Loan Purchase and Sale Agreement with Greenwich Capital Financial Products, Inc. ("Greenwich") dated June 17, 1999. The Company's historical practice had been to continue to recognize interest income and interest expense on loans sold under its agreement with Greenwich in the period from the time of sale until the time of settlement with the committed loan purchaser. The Company determined that this interest income and interest expense should have been included in the calculation of the gain on loans sold rather than be recognized as additional interest income and interest expense in the period subsequent to the sale of the loans. The cumulative impact of this restatement during 2003 and the first six months of 2004 was an understatement of pre-tax income by $615,000. Pre-tax net income was understated by $703,000 for the year ended December 31, 2003 and pre-tax net loss was understated by $81,000 and $87,000 for the three and six months ended June 30, 2004, respectively.

After making this determination, the Company conducted a further review and determined that additional adjustments to the Condensed Consolidated Financial Statements were necessary. These additional adjustments related to the Company's accounting for the mark-to-market of forward commitments associated with its adjustable rate mortgage ("ARM") production in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities". The Company improperly included amounts in the mark-to-market calculation for ARM forward commitments on sold loans. While the adjustment resulted in decreases to revenue and income in the first and second quarter of 2003, it resulted in an equal and off-setting increase to revenue and income in the third quarter of 2003, with no net impact on the total 2003 revenue or income amounts. There was no impact to the three and six months ended June 30, 2004.

The Company also adjusted for leasehold improvement allowances provided by the landlord on the Pleasanton, California facility, in accordance with the terms of the lease on that facility. The Company had previously recorded those amounts as a reduction of leasehold improvements, as opposed to deferred rent, and ultimately a reduction of rent expense over the period of the lease. The adjustment resulted in a $1,000 increase to net income for the quarter ended June 30, 2004. There was no impact to the three and six months ended June 30, 2003.

The Company increased its deferred tax asset valuation allowance in 2003 by $700,000. The restatement resulted from the Company's determination that effective in the third quarter of 2003, it was no longer more likely than not that such deferred tax asset was realizable in future periods. The adjustment increased income tax expense and decreased other assets in the third quarter of 2003.

These adjustments and other reclassifications are reflected in this amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2004. In addition, the Company has filed amendments to its Annual Report on Form 10-K for the period ended December 31, 2003 and its Quarterly Report on Form 10-Q for the period ended March 31, 2004 that include restated financial statements and amendments to related disclosures for the fiscal periods covered by those reports.

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

In addition, during the course of management's evaluation of the Company's controls and procedures in connection with the preparation and filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, management identified what it considered to be a deficiency in internal controls related to the documentation of the hedging policy adopted in connection with the Company's QSPE. The Company's QSPE is permitted by its governing documents, which include a hedging policy, to enter into certain types of hedging transactions. There were properly approved changes to the hedging policy that were not documented in a timely manner. The deficiency did not affect the economic performance of the hedges themselves, but rather was limited to the timeliness of the documentation process of the hedging policy. The Company has developed and implemented procedures in order to make sure that any changes to the hedging policy are documented in a timely fashion.

There have been no other changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company evaluated as of June 30, 2004, in connection with the preparation and filing of its Quarterly Report on Form 10-Q, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). In addition, in connection with the restatement of its financial statements, the Company's management re-evaluated its disclosure controls and procedures. Based upon the re-evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2004 the disclosure controls and procedures were not effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission.

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

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

3.1	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999 (1)
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated February 15, 2001 (2)
3.3	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001 (3)
3.4	Amendment to Bylaws of E-LOAN, Inc. dated June 14, 2004 †
10.8	Indemnification Agreement with James Jones dated April 26, 2004 †
10.9	Amendment No. 1 to Master Repurchase Agreement with Merrill Lynch Mortgage Capital, Inc. dated May 20, 2004 †
10.10	Indemnification Agreement with Dan Springer dated June 14, 2004 †
10.11	Amendment Number One to Mortgage Loan Purchase and Sale Agreement with Greenwich Capital Financial Products Inc. dated June 28, 2004 †
10.12	Fourth Amendment to Credit Agreement with Merrill Lynch Bank USA dated June 29, 2004* †
10.13	Fourth Amendment to Loan Agreement with Merrill Lynch Mortgage Capital, Inc. dated June 29, 2004* †
10.14	Fourth Amendment to Systems & Services Technologies, Inc. Servicing and Custodian Agreement with Systems and Services Technologies, Inc. dated June 29, 2004 †
10.15	First Amendment to Contribution and Sale Agreement with E-LOAN Auto Fund One, LLC dated June 29, 2004 †
10.16	Indemnification Agreement with Susan Catherine Muriel dated July 1, 2004 †
10.17	Purchase and Sale Agreement with Merrill Lynch Bank USA dated July 14, 2004* †
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##

______

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

* Confidential Treatment Requested

# Filed herewith

## Furnished herewith

† Filed previously with original Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed on August 9, 2004.

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