Form 10-K
period 2004-12-31
E LOAN INC
filed 2005-03-28
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

      Aggregate market value of Common Stock held by non-affiliates based on the closing price of the registrant's Common Stock on the Nasdaq National Stock Market on June 30, 2004: $127,048,476. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates is not necessarily conclusive for this or any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 15, 2005 are incorporated by reference hereof.

E-LOAN, INC.

2004 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I.		Page
Item 1.	Description of Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for Registrant's Common Stock and Related Stockholder Matters	**
Item 6.	Selected Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
Item 9A.	Controls and Procedures	**
Item 9B.	Other Information	**
Part III.
Item 10.	Directors and Executive Officers	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	**
Item 13.	Certain Relationships and Related Transactions	**
Item 14.	Principal Accounting Fees and Services	**
Part IV.
Item 15.	Exhibits, Financial Statement Schedules	**
Signatures		**

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

We originate loans through our website and by telephone, fund the loans using warehouse and other lines of credit, and then sell the closed loans. A warehouse credit facility is an asset-backed financing vehicle for the interim financing of mortgage and home equity loans. The facility is fully collateralized by the underlying mortgage and home equity loans. A revolving line of credit facility secured by the underlying auto assets is used to fund our auto loans. At the time of funding of a borrower's loan, the credit facility advances 92%-100% of the loan amount (depending on the type of loan), and we self-fund the remainder of the loan amount. The amount borrowed under the credit facility remains outstanding until the borrower's loan is sold. Upon the sale of the loan, the funds from the sale are used to repay the advance on the credit facility, any excess funds represent the repayment of our self funded portion of the loan, plus gain on the sale of the loan.

Our principal sources of income are gains from the origination and sale of mortgage, home equity, and auto loans and interest income earned on loans during the period that they are held pending sale. All loans are underwritten pursuant to standards we establish to satisfy the underwriting criteria of the ultimate purchasers of the loans.

Product diversification. We offer a variety of loan products in order to satisfy the various lending needs of our customers. Offering multiple products provides us the opportunity to manage resources to control expenses among our products to take advantage of seasonal and cyclical lending opportunities as the mix of business changes in response to interest rate and economic conditions. This product diversification strategy also helps reduce our earnings volatility and provide more stability through a range of economic cycles. When interest rates are low, consumers refinance higher interest rate home and auto loans in order to lower their overall borrowing costs. When interest rates are higher, consumers still have the need to borrow and are concerned about finding the best loan - perhaps a home equity line of credit - to meet their needs for such uses as home improvement or paying for college education.

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

Loan Distribution. Our focus is on transforming the traditional distribution process of loans from the highly efficient capital markets, where loan products are created, all the way to consumers. The traditional distribution process is often inefficient, confusing, costly, and mistrusted by consumers. Our goal is to take advantage of the opportunities provided by the online channel to eliminate existing conflicts of interest, increase the overall efficiency and ease of the loan process, and greatly improve transparency and control in the process for the consumer. We believe this focus will promote trust in our services by consumers and differentiate us from traditional lenders over time

INDUSTRY BACKGROUND

Shortcomings of the Traditional Consumer Debt Market

Consumers seeking financing for homes, cars or other purchases often encounter obstacles in obtaining rate quotes, unbiased advice, thorough comparisons of loan products, and timely credit decisions. Traditional loan sales people often participate in earnings through compensation plans based on their ability to sell consumers a loan product with higher fees and interest rates. As a result, consumers of similar credit quality often receive very different rates based on their ability to negotiate. There are many intermediaries in the distribution process, which creates confusion and time delays for consumers.

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

Consumer Debt Market. According to industry sources, the 2004 U.S. consumer debt market for mortgage and home equity products totaled approximately $3.3 trillion in originations, which is comprised of approximately $2.9 trillion in mortgage loans (approximately $1.3 trillion of which were refinance transactions) and approximately $430 billion in home equity loans. The average mortgage market totaled a significant $2.8 trillion in annual loan originations over the past four years (2001-2004). We are not aware of similar market size information published for the auto loan market.

A study conducted by Jupiter Research [January 2004] projects total online mortgage originations will grow from 2.8 percent in 2003 to 7 percent in 2008 of the total U.S. mortgage originations. Jupiter also forecasts that online purchase mortgage originations are expected to grow from 1.3 percent in 2002 to 5.7 percent in 2008 of the total U.S. purchase mortgage originations. And Jupiter forecasts that online refinance mortgage originations will grow from 2.9 percent in 2002 to 9.8 percent in 2008 of the total U.S. refinance mortgage originations. In a separate study Jupiter forecasted that internet generated auto loans would exceed 2% of all auto loan originations in 2007.

Loan products are ideally suited for fulfillment over the Internet. These products are often complex, requiring extensive consumer research to find the right product and provider, and they do not require the consumer, loan provider, or product to be in physical proximity. Loans - as opposed to other products marketed online, such as computers - have the potential to evolve into a completely electronic product. The Internet gives consumers informational links and graphical interfaces for comparing competing loan products and efficiently completing their loan transaction.

PRODUCTS AND SERVICES

The E-LOAN Solution

E-LOAN makes the loan process more affordable by using the technology of the Internet to find the right loan for each consumer. We streamline every aspect of the loan application and approval process to pass cost savings on to consumers. We eliminate commissioned intermediaries such as mortgage brokers and auto dealer finance salespeople. We eliminate most traditional lender fees such as administration, commitment, processing, underwriting, and document preparation. Our website is designed to offer prospective borrowers easy access to rate quotes, information about loan fulfillment, and a variety of interactive tools and services to help them understand their options and make the best choices for their personal situations. At our website, borrowers can:

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

The following table summarizes the mix of our mortgage and home equity closed loan volume by product type along with their median credit score and loan to value ("LTV") ratios for the year ended December 31, 2004:

                                               Median
                                               Credit
                                    % Total     Score     LTV*
                                   ---------  --------- ---------
Mortgage
    Conforming Fixed..............     49.8%      717        68
    Jumbo Fixed...................      4.4%      758        64
    Adjustable Rate...............     14.4%      739        73
    Alternate "A" and Non-Prime...     14.8%      727        75
    Concurrent Second Mortgages...     16.6%      736        92
                                   ---------
                                      100.0%

Home Equity
    Loans.........................     29.7%      711        86
    Lines of Credit...............     70.3%      727        77
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

Jumbo Fixed Rate Loans. Jumbo loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (currently $359,650 for single-family, one-to-four-unit mortgage loans in the continental United States).

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

Alternate "A" and Non-Prime Mortgage Loans. From a credit risk standpoint, alternate "A" loan borrowers present a risk profile comparable to that of conforming loan borrowers, but require special underwriting considerations, such as a higher loan to value ratio or limited income verification. The non-prime mortgage loan focuses on customers whose borrowing needs are not served by traditional financial institutions. Borrowers of non-prime mortgage loans may have impaired or limited credit profiles, high levels of debt service to income, or other factors that disqualify them from conforming loans. The risk of originating mortgage loans to borrowers with higher credit risk is generally offset with higher interest rates than would be charged for a conventional loan. Offering this category of mortgage loans on a limited basis allows us to provide loan products to borrowers with a variety of credit profiles.

Concurrent Second Mortgage Loans. These loans take place concurrent to a first mortgage loan origination and are secured by a second lien on the related property.

Home Equity Loans and Lines of Credit. These loans are usually secured by second liens on the related property. Our home equity line of credit products bear an adjustable interest rate and generally provide for a 10-year draw period where the borrower withdraws needed cash and pays interest only, followed by a balloon payment of the outstanding balance of principal and interest. Our closed-end home equity loans are fixed rate loans that typically amortize over 15 to 30 years with a balloon payment due after 10 or 15 years.

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

       Automated Appraisal. The use of automated property valuation models (AVMs) to replace the traditional physical appraisal process is starting to gain acceptance by our capital market sources. This trend is particularly evident with our home equity products where approximately 69% of loans originated were funded using AVMs versus physical appraisals. Our customers benefit through reduced costs (the cost of a typical conforming first mortgage loan appraisal normally exceeds $300) and time savings. Freddie Mac and Fannie Mae are both considering purchasing no-appraisal loan products that use AVMs. Certain jumbo loan purchasers already accept no appraisal products that use AVMs. Broad capital markets acceptance of AVMs is necessary for a truly electronic loan offering.

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

       Warehouse Credit Facilities. We use warehouse credit facilities to fund our loans prior to their sale to capital market loan purchasers, which typically occurs within 40 days. We currently draw on warehouse credit facilities established with Greenwich Capital Financial Products, Inc., GMAC Mortgage Corporation, JPMorgan Chase Bank, N.A. and Merrill Lynch Mortgage Capital, Inc. We have committed and uncommitted funds available through these facilities aggregating approximately $825 million as of March 15, 2005. The interest rate charged on these borrowings range from LIBOR plus 0.75% to 2.0%. The net of this expense and the corresponding interest income that we earn during the time loans are held for sale currently produces a positive interest spread.

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

  Maintain minimum cash and cash equivalents, and tangible net worth

  Limit the amount of debt we incur relative to our net worth

  Ensure that our current assets are equal to or greater than our current liabilities

  Maintain two warehouse facilities at all times with minimum credit limits

Auto Operations

       Overview. We are an online provider of auto loans for the purchase of new and used vehicles. We also offer auto refinance loans to customers with vehicles subject to an existing automobile installment loan. The mix of our auto loan originations in 2004 were 84% used versus new car, 55% purchase financing versus refinance related, and 100% prime versus sub-prime credit quality loans. The Company funds prime auto loans using a line of credit and then sells them either via whole loan sales or to a qualified special purpose entity (QSPE), which was created in July 2002. Revenues from sales to the QSPE consist of the estimated future discounted cash flows net of interest, servicing fees and credit losses. Revenues on prime auto loan sales to the QSPE are recognized when the loan is sold to the QSPE. In addition, in exchange for the loans sold, the Company records a retained interest. A discount rate has been applied to the asset to account for the present value of the cash flows to be received over the life of the loans. The retained interest is an interest-earning asset. The difference between the estimated discounted cash flows and the actual cash flows received over time are accreted and included as auto revenue.

In July 2004, the Company began selling a portion of its prime auto loan production to Merrill Lynch Bank USA pursuant to a Purchase and Sale agreement. The revenue on these loans is based on a fee derived from the composition of the loans being sold, and is recognized at time of transfer.

Prior to the third quarter of 2003, sub-prime auto loans were sold to sub-prime auto loan purchasers. The revenue on these loans consisted of the mark-up to the lending partner's loan price or a set origination fee. These revenues were recognized at the time the loan was sold. In the third quarter of 2003, the Company stopped processing and funding sub-prime auto loans and shifted this portion of the business to a referral based system. Presently loan applications that do not meet the prime auto lending criteria are referred to other sub-prime lenders in exchange for a fee. This fee is recognized as revenue at the time of transfer to the sub-prime lender and paid to the Company monthly for the previous month's referrals.

       Obtaining a Loan. The process of obtaining a car loan involves fewer steps than a mortgage or home equity loan. The process begins when a customer searches for a rate, then completes a short, online application on our website. In certain cases, the application goes through an automated underwriting process that takes only minutes to complete. In other cases, applications requiring greater review are underwritten by E-LOAN underwriters.

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

For auto refinance loans, the customer completes the necessary paperwork and then sends the PowerCheckSM to pay off the existing lender. For private party loans, the buyer and seller meet to complete certain paperwork that is then faxed to us for approval and the PowerCheckSM is sent to the existing lien holder or given to the seller if the auto is lien free.

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

       Line of Credit Facilities. We use a line of credit facility established with Merrill Lynch Mortgage Capital, Inc. to fund our loans prior to their sale to auto loan purchasers, which typically occurs within 10 days. We have $10 million in committed funds available through this facility that expires on July 13, 2007. The interest rate charged on this line is based on LIBOR plus various percentage points. This agreement also requires us to comply with various operating and financial covenants.

       Loan Sales to QSPE. In June 2002, we created a qualified special purpose entity, E-Loan Auto Fund One, LLC ("E-Loan Auto"), which purchases prime auto loans from us and then holds the loans. Revenues from these sales consist of the discounted cash flows net of interest, servicing fees and credit losses. Revenues on prime auto loan sales are recognized when the loan is sold to the QSPE. The QSPE borrows money under a $1.0 billion credit facility it has established with Merrill Lynch Bank USA for this purpose.

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

       Server Hosting and Back-Up. Our website system hardware is hosted offsite at a web hosting company's facility that provides redundant communication lines and multiple emergency power back-up resources. Scheduled maintenance can take place without taking the website offline. A backup web hosting data center exists in the Company's Pleasanton facility. This facility has all equipment, software and data communications in place to continue E-LOAN business operations indefinitely in the event of a catastrophic business interruption of the primary facility.

CUSTOMERS

We are a direct-to-consumer lender. Our underwriting guidelines generally look at three areas to assess loan risk:

  Credit reputation: credit score and history

  Collateral: loan amount relative to the home or auto value

  Capacity to pay: income, debt, cash reserves

A credit score summarizes credit reputation. Credit scores generally range from the mid 300s to the mid 800s, with scores above 700 representing good to excellent credit. The median credit score for our mortgage, home equity, and auto loans in 2004 were 729, 723 and 726, respectively. Capital market loan purchasers look favorably upon loans with loan to value ratios ("LTV"s) below 80% and often pay a premium for those loans. The LTV of our mortgage and home equity loans in 2004 were 80% and 84% (ratio includes loan value of first mortgage), respectively.

Approximately 46% and 42% of all mortgage loans sold during the years ended December 31, 2003 and 2004, respectively, were sold to one mortgage loan purchaser, Wells Fargo Home Mortgage, Inc. Approximately 86% and 84% of all auto loans sold during the years ended December 31, 2003 and 2004 respectively were sold to one auto loan purchaser, E-Loan Auto Fund One, LLC. Approximately 45% of all home equity loans in 2003 were sold to Wells Fargo Bank, N.A. and approximately 30% of all home equity loans in 2004 were sold to E*TRADE.

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

MARKETING

Our brand and direct response marketing strategy is to attract home and auto loan applicants to our website by promoting the E-LOAN brand as a byword for trust, choice, open and honest competitive pricing and service for consumer loans. We rely on a variety of methods to promote our brand. By providing superior customer service, we promote referrals from satisfied borrowers and repeat business. Offline marketing focuses primarily on national television advertising that target the demographic and geographic segments with the highest propensity to utilize an online loan provider. Online marketing efforts are centered on marketing agreements with leading online companies, search engine marketing, and a select use of banner advertising. We also intend to take advantage of both short and long term cross-selling opportunities across our product lines.

       Mortgage and Home Equity Loan Marketing. The majority of our mortgage and home equity applications are derived from our national television ads and direct mail campaigns. Our use of search word marketing through online websites such as Google and Overture and marketing agreements with online content websites such as Bankrate.com and Homestore drive applications through a hyperlink or banner advertisement on their website which leads the loan applicant to our website. We also have a marketing agreement with zipRealty, a technology based real estate company, pursuant to which zipRealty's website advertises exclusively our mortgage services and rates to visitors of the website. In addition, we engage in marketing activities at realtor and relocation trade shows and other events in the real estate industry in order to encourage realtors and relocation consultants to promote our website to homebuyers. A minority of our mortgage and home equity applications are derived from our online marketing agreements.

       Auto Loan Online Marketing. Through marketing agreements with leading automotive websites and portals, such as Edmunds, e-Bay Motors, MSN Autos, NADAguides.com, Autobytel.com, and Bankrate.com, E-LOAN derives auto applications through many integrated auto loan centers, text links, and banner ads resulting in auto loans. The majority of our auto applications are derived from online marketing agreements.

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

The online lenders with the most comparative business models and product offerings are Quicken Loans, E*TRADE Mortgage Corporation, and Ditech.com for mortgage and home equity loans, and Capital One Auto Finance for auto loans. We compete with all of these online lenders on the basis of products, price and customer service. Quicken Loans was created through the purchase of Rock Financial by Intuit in December 1999. Intuit sold the company back to the founders of Rock Financial in 2002. Quicken Loans is a provider of direct-to-consumer home loans, offering mortgages in all 50 states on the internet through Quickenloans.com and in Michigan through Rock Financial. We believe that Quicken Loans still enjoys a competitive marketing advantage over us in its access to the vast Intuit customer base. E*TRADE Mortgage Corporation is also a direct-to-consumer lender of various mortgage products. E*TRADE Mortgage Corporation was formed in February 2001 when LoansDirect merged with E*TRADE Group, Inc. E*TRADE Mortgage Corporation also has a marketing competitive advantage over us based on its ability to cross sell to its brokerage and banking customers. Ditech.com is a division of GMAC Mortgage Corporation and as such it enjoys a competitive advantage over us in its substantially greater financial and marketing resources. Capital One Auto Finance is an online direct auto loan provider and enjoys a competitive marketing advantage over us in its access to Capital One's approximately 49 million customers. According to the Q1 2004 Internet Scorecard for Mortgages produced by Gomez Research, a research group that provides objective, customer-focused research scorecards on various online financial services categories, including, ease of use, customer confidence, on-site resources, and relationship services, we ranked third overall out of the fifteen lenders evaluated. Our closest online competitor, E*TRADE Mortgage Corporation, ranked fourth. We know of no similar research available for online home equity or auto loans.

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

LICENSING AND REGULATION OF MORTGAGE AND AUTO LOAN BUSINESS

We are licensed as a mortgage banker and/or mortgage broker, or are otherwise authorized to originate mortgage loans in all states and the District of Columbia. We have obtained necessary licenses and authorizations in every state that requires such licensing for our online operations and originate auto loans in most, but not all, states. In a few states where licensing is not available for our particular online lending operations, we limit our product offerings to comply with state law.

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

EMPLOYEES

As of December 31, 2004, we employed 930 full- and part-time employees (including temporary and contract employees), of whom 299 were in mortgage loan operations, 343 were in home equity loan operations, 100 were in auto loan operations, 23 were in closing service, 72 were in administration, 24 were in marketing and business development, and 69 were in engineering. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement.

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

In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. The parties are directed to report back to the court regarding the modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a "fairness" hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. Due to the inherent uncertainties of litigation, and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

On March 1, 2005, Thomas A. Murray filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois, Eastern Division, as case no. 05C-1219. The complaint alleges that the Company violated the federal Fair Credit Reporting Act in connection with a direct mailing sent to Mr. Murray. The complaint seeks damages in an unspecified amount, attorneys' fees, litigation expenses and costs of suit. The complaint purports to be a class action filed on behalf of all persons with Illinois addresses who received the mailing. The Company has not yet filed a response to the complaint. Seven similar complaints were recently filed in the district court against other parties, and on March 17, 2005 the district court denied the plaintiff's motion to reassign the cases to the judge who was presiding over a similar case that was filed in 2002. The case is pending. Due to the inherent uncertainties of litigation, the ultimate outcome of this matter cannot be predicted.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

E-LOAN's (the "Company") common stock has been quoted on the Nasdaq National Market under the symbol "EELN" since its initial public offering on June 28, 1999. Prior to this time, there was no public market for the Company's common stock. The following table shows the high and low closing sale prices per share of the Company's common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low
Fiscal 2003: First Quarter Second Quarter Third Quarter Fourth Quarter Fiscal 2004: First Quarter Second Quarter Third Quarter Fourth Quarter	$ 2.75 6.81 6.95 4.42 3.72 3.10 2.64 3.66	$ 1.87 2.55 3.18 2.55 2.63 2.08 2.00 2.01

On March 11, 2005, the last reported sale price of the Company's common stock on the Nasdaq National Market was $3.16 per share. The Company had approximately 256 holders of record of our common stock on that date.

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

The Company's equity plan information required by this item is incorporated by reference from the information under the heading "Equity Compensation Plan Information" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 15, 2005.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is qualified by reference to the Financial Statements and Notes thereto appearing elsewhere in this document. The balance sheet data as of December 31, 2003 and 2004 and the income statement data for each of the five years in the period ended December 31, 2004 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this document.

                                                              Years Ended December 31,
                                               -----------------------------------------------------
                                                 2000       2001       2002       2003       2004
                                               ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT DATA:
Revenues..................................... $  35,879  $  67,950  $ 103,315  $ 152,707  $ 135,093

Operating expenses:
   Operations................................    31,747     42,946     52,854     69,716     66,208
   Sales and marketing.......................    28,506     16,785     25,365     41,368     47,617
   Technology................................     6,207      6,325      6,336      8,414      8,824
   General and administrative................     6,840      5,784      7,225      8,845     11,745
   Non-cash marketing costs..................     6,490      5,970         --         --         --
   Amortization of unearned
   compensation..............................     9,392      5,164         --         --         --
   Amortization of goodwill and
   intangible assets ........................    39,733     28,144         --         --         --
                                               ---------  ---------  ---------  ---------  ---------
     Total operating expenses................   128,915    111,118     91,780    128,343    134,394
                                               ---------  ---------  ---------  ---------  ---------
       Income (loss) from operations.........   (93,036)   (43,168)    11,535     24,364        699
Other income, net............................     1,276      3,638         80        140         87
                                               ---------  ---------  ---------  ---------  ---------
Income (loss) before taxes...................   (91,760)   (39,530)    11,615     24,504        786
Income taxes.................................        --         --       (964)    (1,883)        36
                                               ---------  ---------  ---------  ---------  ---------
Net income (loss)............................ $ (91,760) $ (39,530) $  10,651  $  22,621  $     822
                                               =========  =========  =========  =========  =========
     Net income (loss) per share:
       Basic................................. $   (1.91) $   (0.73) $    0.18  $    0.37  $    0.01
                                               =========  =========  =========  =========  =========

       Diluted...............................     (1.91) $   (0.73) $    0.18  $    0.34  $    0.01
                                               =========  =========  =========  =========  =========

BALANCE SHEET DATA (AT
   END OF PERIOD):
Cash and cash equivalents.................... $  28,459  $  32,538  $  36,321  $  33,973  $  55,066
Loans held-for-sale..........................    22,745    162,246    393,386     50,874     17,505
Retained interests in auto loans - trading...        --         --      3,969     11,658     13,954
Goodwill and intangible assets...............    28,144         --         --         --         --
Total assets.................................    99,743    210,626    452,036    138,447    121,399
Warehouse and other lines payable............    17,678    158,148    383,647     44,283     14,735
Long term obligations........................     1,088      5,000         --         --         --
Total stockholders' equity...................    67,486     39,768     56,040     81,614     86,188

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

QUARTERLY RESULTS

The following table sets forth the unaudited results of operations for the Company on a quarterly basis and expressed as a percentage of total revenues (dollars in thousands):

                                                                     Three Months Ended
                                    --------------------------------------------------------------------------------------
                                    March 31,  June 30,   Sept. 30,   Dec 31,   March 31,  June 30,   Sept. 30,   Dec 31,
                                      2003       2003       2003       2003       2004       2004       2004       2004
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenues.......................... $  36,209  $  45,231  $  44,706  $  26,561  $  30,631  $  33,399  $  35,098  $  35,965

Operating expenses:
      Operations..................    16,449     19,993     18,353     14,921     14,942     16,264     17,459     17,543
      Sales and marketing.........     8,492     11,433     11,890      9,553     11,132     12,506     12,105     11,873
      Technology..................     1,876      2,479      2,205      1,854      2,166      2,091      2,271      2,296
      General and administrative..     1,998      2,901      2,162      1,784      3,516      2,358      2,528      3,342
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Total operating expenses....    28,815     36,806     34,610     28,112     31,756     33,219     34,363     35,054
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) from operations.....     7,394      8,425     10,096     (1,551)    (1,125)       180        735        911
Other income, net.................        32         68         15         25         15         10         26         36
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before taxes........     7,426      8,493     10,111     (1,526)    (1,110)       190        761        947
Income taxes......................      (829)    (1,008)    (1,782)     1,736         --         --        (51)        87
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss)................. $   6,597  $   7,485  $   8,329  $     210  $  (1,110) $     190  $     710  $   1,034
                                    =========  =========  =========  =========  =========  =========  =========  =========
   Net income per share
     Basic                         $    0.11  $    0.12  $    0.14  $      --  $   (0.02) $      --  $    0.01  $    0.02
                                    =========  =========  =========  =========  =========  =========  =========  =========

     Diluted                       $    0.10  $    0.11  $    0.12  $      --  $   (0.02) $      --  $    0.01  $    0.02
                                    =========  =========  =========  =========  =========  =========  =========  =========

AS A PERCENTAGE OF REVENUES:
Revenues..........................       100%       100%       100%       100%       100%       100%       100%       100%

Operating expenses:
      Operations..................        45%        44%        41%        56%        49%        49%        50%        49%
      Sales and marketing.........        23%        25%        27%        36%        36%        37%        34%        33%
      Technology..................         5%         5%         5%         7%         7%         6%         6%         6%
      General and administrative..         6%         6%         5%         7%        11%         7%         7%         9%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Total operating expenses....        80%        81%        77%       106%       104%        99%        98%        97%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) from operations.....        20%        19%        23%        -6%        -4%         1%         2%         3%
Other income, net.................         0%         0%         0%         0%         0%         0%         0%         0%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before taxes........        21%        19%        23%        -6%        -4%         1%         2%         3%
Income taxes......................        -2%        -2%        -4%         7%        --         --         -0%         0%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss).................        18%        17%        19%         1%        -4%         1%         2%         3%
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

The following table provides the components of revenue shown in thousands and as a percentage of total revenues:

                                                                             Three Months Ended
                                          ------------------------------------------------------------------------------------------
                                          March 31,  June 30,   Sep. 30,   Dec. 31,   March 31,    June 30,    Sep. 30,    Dec. 31,
                                            2003       2003       2003       2003        2004        2004        2004        2004
                                          ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Revenues:
   Mortgage............................. $  24,273  $  31,039  $  28,146  $  13,869  $   15,508  $   17,089  $   14,421  $   16,933
   Interest income on mortgage loans....     4,422      4,758      4,535      1,762       1,259       2,428       1,160       2,887
   Home equity..........................     4,051      5,398      7,637      7,063       9,555       8,738      13,216      10,709
   Interest income on home equity loans.       323        608      1,079        988         480         944         930       1,586
   Auto.................................     2,885      3,035      2,927      2,568       3,062       2,921       3,665       2,513
   Closing services.....................        --         --         --         --         451         984       1,407       1,065
   Other................................       255        393        382        311         316         295         299         272
                                          ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
         Total revenues................. $  36,209  $  45,231  $  44,706  $  26,561  $   30,631  $   33,399  $   35,098  $   35,965
                                          =========  =========  =========  =========  ==========  ==========  ==========  ==========

   Mortgage.............................        67%       69%       63%       52%        51%        51%        41%        47%
   Interest income on mortgage loans....        12%       10%       10%        7%         4%         7%         3%         8%
   Home equity..........................        11%       12%       17%       27%        31%        26%        38%        30%
   Interest income on home equity loans.         1%        1%        2%        4%         2%         3%         3%         4%
   Auto.................................         8%        7%        7%       10%        10%         9%        10%         7%
   Closing services.....................        -- %       -- %       -- %       -- %         1%         3%         4%         3%
   Other................................         1%        1%        1%        1%         1%         1%         1%         1%
                                          ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
         Total revenues.................       100%      100%      100%      100%       100%       100%       100%       100%
                                          =========  =========  =========  =========  ==========  ==========  ==========  ==========

The following table summarizes dollar volume of loans sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                                                        Three Months Ended
                    ----------------------------------------------------------------------------------------------
                    March 31,    June 30,   Sept. 30,    Dec. 31,   March 31,    June 30,   Sept. 30,    Dec. 31,
                       2003        2003        2003        2003        2004        2004        2004        2004
                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Mortgage
$ Volume           $1,110,008  $1,214,742  $1,289,200  $  723,891  $  757,107  $  899,073  $  709,941  $  801,575
Revenue            $   24,273  $   31,039  $   28,146  $   13,869  $   15,508  $   17,089  $   14,421  $   16,933
BPS                       219         256         218         192         205         190         203         211

Home Equity
$ Volume           $  167,789  $  192,169  $  275,227  $  273,456  $  302,250  $  331,673  $  403,814  $  320,596
Revenue            $    4,051  $    5,398  $    7,637  $    7,063  $    9,555  $    8,738  $   13,216  $   10,709
BPS                       241         281         277         258         316         263         327         334

Auto
$ Volume           $  168,106  $  164,729  $  193,582  $  159,474  $  153,889  $  161,936  $  176,624  $  143,877
Revenue            $    2,885  $    3,035  $    2,927  $    2,568  $    3,062  $    2,921  $    3,665  $    2,513
BPS                       172         184         151         161         199         180         208         175

Mortgage Revenues. The Company's mortgage revenues are derived from the origination and sale of loans. Mortgage loans are funded through the Company's warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Mortgage loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Mortgage revenues consist of refinance mortgage revenues and diversified mortgage revenues - which are comprised of purchase and non-prime mortgage loans. Mortgage revenues benefited significantly from increases in mortgage refinance revenues during the first three quarters of 2003 but started to decline in the fourth quarter of 2003 as mortgage interest rates began to increase and the mortgage market shifted away from refinance loans. As mortgage rates continued to increase, refinance revenues remained at this reduced level throughout 2004. In addition, as the refinance market tightened, increased competitive pricing impacted the revenue earned per loan. Diversified mortgage revenues also declined in the fourth quarter of 2003 and remained modest during 2004 as competition increased for these products with the large decline in refinance volume. The Company expects further declines in refinance loan volume offset by growth in diversified mortgage loan volume in 2005.

The following table summarizes dollar volume of mortgage loans sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                                                        Three Months Ended
                    ----------------------------------------------------------------------------------------------
                    March 31,    June 30,   Sept. 30,    Dec. 31,   March 31,    June 30,   Sept. 30,    Dec. 31,
                       2003        2003        2003        2003        2004        2004        2004        2004
                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Refinance Mortgage
$ Volume           $  755,489  $  778,835  $  649,512  $  332,810  $  409,902  $  496,332  $  331,996  $  447,428
Revenue            $   18,155  $   21,132  $   17,548  $    7,356  $    8,458  $    8,430  $    6,823  $    9,495
BPS                       240         271         270         221         206         170         206         212

Diversified Mortgage
$ Volume           $  354,519  $  435,907  $  639,688  $  391,081  $  347,205  $  402,741  $  377,945  $  354,147
Revenue            $    6,118  $    9,907  $   10,598  $    6,513  $    7,050  $    8,659  $    7,598  $    7,438
BPS                       173         227         166         167         203         215         201         210

The following table illustrates the percentages of the Company's mortgage closed loan volume from purchase and refinance loans as compared to the total market (according to Mortgage Bankers Association of America) through 2004. The Mortgage Bankers Association of America data for the fourth quarter of 2004 and the year ended 2004 below represents its estimate as of December 20, 2004:

                        2002    2003    Q1 04   Q2 04   Q3 04   Q4 04   2004
                       ------- ------- ------- ------- ------- ------- -------
E-LOAN Mortgage*
    Purchase               21%     36%     37%     37%     44%     35%     38%
    Refinance              79%     64%     63%     63%     56%     65%     62%

Total Market
    Purchase               41%     34%     47%     51%     67%     58%     56%
    Refinance              59%     66%     53%     49%     33%     42%     44%

* Excludes home equity and auto loan volume

Home Equity Revenues. Home equity revenues are derived from the origination and sale of loans. Home equity loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers in approximately forty days from funding. Home equity loan revenues consist of proceeds recorded at settlement in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Home equity revenues increased significantly during 2004 from 2003 due to increased volume of sold loans as well as increased revenue per loan.

Interest Income on Mortgage and Home Equity Loans. The Company generates revenues from interest income on mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale. Interest income is highly correlated to the volume of loans funded. As such, with relatively lower mortgage revenue in 2004, the Company experienced lower interest income on mortgages. In turn, home equity fundings increased in 2004 as did interest income on home equity loans and lines of credit.

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

In July 2004, the Company began selling a portion of its prime auto loan production to Merrill Lynch Bank USA pursuant to a Purchase and Sale agreement. The revenue on these loans is based on a fee derived from the composition of the loans being sold, and is recognized at time of transfer.

Prior to the third quarter of 2003, sub-prime auto loans were sold to sub-prime auto loan purchasers. The revenue on these loans consisted of the mark-up to the lending partner's loan price or a set origination fee. These revenues were recognized at the time the loan was sold. In the third quarter of 2003, the Company stopped processing and funding sub-prime auto loans and shifted this portion of the business to a referral based system. Presently loan applications that do not meet the prime auto lending criteria are referred to other sub-prime lenders in exchange for a fee. This fee is recognized as revenue at the time of transfer to the sub-prime lender and paid to the Company monthly for the previous month's referrals. As expected, this transition resulted in a reduction in overall auto loan volume during 2004.

Auto revenues averaged $2.9 million per quarter during 2003 and $3.1 million per quarter during 2004. The increase in auto revenues is primarily due to an increase in revenue per loan.

Closing Services Revenues. In the fourth quarter of 2003, the Company formed Escrow Closing Services, Inc, a wholly-owned subsidiary, which provides mortgage closing services, including HUD-1 and document preparation and signing, disbursement and recording services for a portion of our home equity business. The increase in closing services revenue in 2004 as compared to 2003 is based on a full year of activity in 2004 compared to starting operations at the end of 2003.

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

The following table provides detail of the Company's total operating expenses classified by major types of expense, expressed as a percentage of total operating expenses:

                                                                        Three Months Ended
                                       --------------------------------------------------------------------------------------
                                       March 31,  June 30,   Sept. 30,  Dec. 31,   March 31,  June 30,   Sept. 30,  Dec. 31,
                                         2003       2003       2003       2003       2004       2004       2004       2004
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Compensation & Benefits                      44%        44%        43%        42%        44%        40%        42%        40%
Processing Costs                             10%         8%         8%        10%         9%        10%        10%        10%
Advertising & Marketing                      25%        28%        30%        31%        31%        34%        32%        30%
Occupancy & Administrative                   12%        12%        11%        13%        13%        12%        13%        13%
Interest Expense on Warehouse                 9%         8%         8%         4%         3%         4%         3%         7%

As almost half of the total operating expenses of the Company are compensation and benefit related, the following table shows full-time headcount (including temporary and contract employees) by function at the end of each respective quarter:

                                                                        Three Months Ended
                                       --------------------------------------------------------------------------------------
                                       March 31,  June 30,   Sept. 30,  Dec. 31,   March 31,  June 30,   Sept. 30,  Dec. 31,
                                         2003       2003       2003       2003       2004       2004       2004       2004
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Mortgage                                    391        423        454        334        277        286        304        299
Home Equity                                 172        178        246        264        256        288        339        343
Auto                                        148        114        111         90         81         82        105        100
Closing services                             --         --         --         --         14         20         29         23
Sales & Marketing                            28         31         30         28         26         29         29         24
Technology                                   55         64         61         55         62         59         68         69
General & administrative                     47         56         67         60         67         74         73         72
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total                                       841        866        969        831        783        838        947        930

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

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (dollars in thousands):

                                                                        Three Months Ended
                                       --------------------------------------------------------------------------------------
                                       March 31,  June 30,   Sept. 30,   Dec 31,   March 31,  June 30,   Sept. 30,   Dec 31,
                                         2003       2003       2003       2003       2004       2004       2004       2004
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Mortgage............................. $   8,186  $  10,250  $   9,257  $   7,082  $   6,648  $   6,877  $   7,068  $   6,708
Interest expense on mortgage loans...     2,178      2,314      2,150        785        602      1,004        576      1,773
Home equity..........................     3,082      3,254      3,883      4,600      5,070      5,247      6,068      5,426
Interest expense on home equity loans       220        473        521        510        283        435        500        859
Auto.................................     2,783      3,702      2,542      1,944      1,834      1,836      1,992      1,873
Closing services.....................        --         --         --         --        505        865      1,255        904
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total operations..................... $  16,449  $  19,993  $  18,353  $  14,921  $  14,942  $  16,264  $  17,459  $  17,543
                                       =========  =========  =========  =========  =========  =========  =========  =========

Operations expense averaged $17.4 million per quarter during 2003 and $16.6 million per quarter during 2004. Operations expense increased during the second and third quarters of 2003 primarily due to increases in mortgage operations expense associated with the mortgage volume during that period. Operations expense increased from $14.9 for the first quarter of 2004 to $17.5 million for the fourth quarter of the year primarily due to increases in interest expense and the additional costs associated with closing services. Operations expense increased as a percentage of revenues from 45% for the first quarter of 2003 to 56% for the fourth quarter of 2003. The increase in operations expense as a percentage of revenue in the fourth quarter of 2003 was due to decreased volumes of mortgage fundings and lower mortgage revenue per loan, resulting in overall lower revenues. Operations expense increased as a percentage of revenues from the fourth quarter of 2003 to 49% in the first quarter of 2004 and remained relatively constant at that percentage during the remainder of the year.

The following table provides detail of the Company's total mortgage operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total mortgage operations expenses (excluding interest expense):

                                                                        Three Months Ended
                                       --------------------------------------------------------------------------------------
                                       March 31,  June 30,   Sept. 30,  Dec. 31,   March 31,  June 30,   Sept. 30,  Dec. 31,
                                         2003       2003       2003       2003       2004       2004       2004       2004
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Mortgage Operations
   Headcount & Related                       46%        45%        46%        46%        47%        46%        45%        46%
   Commissions                               23%        25%        24%        19%        20%        21%        24%        23%
   Processing Costs                          21%        20%        18%        19%        19%        19%        16%        18%
   Facilities & Other                        10%        10%        12%        16%        14%        14%        15%        13%

The following table provides detail of the Company's total home equity operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total home equity operations expenses (excluding interest expense):

                                                                        Three Months Ended
                                       --------------------------------------------------------------------------------------
                                       March 31,  June 30,   Sept. 30,  Dec. 31,   March 31,  June 30,   Sept. 30,  Dec. 31,
                                         2003       2003       2003       2003       2004       2004       2004       2004
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Home Equity Operations
   Headcount & Related                       64%        59%        60%        58%        59%        58%        57%        62%
   Commissions                                8%        12%        14%        10%        12%        12%        14%        10%
   Processing Costs                          18%        18%        16%        21%        18%        19%        18%        17%
   Facilities & Other                        10%        11%        10%        11%        11%        11%        11%        11%

The following table provides detail of the Company's total auto operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total auto operations expenses (excluding interest expense):

                                                                        Three Months Ended
                                       --------------------------------------------------------------------------------------
                                       March 31,  June 30,   Sept. 30,  Dec. 31,   March 31,  June 30,   Sept. 30,  Dec. 31,
                                         2003       2003       2003       2003       2004       2004       2004       2004
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Auto Operations
   Headcount & Related                       57%        65%        70%        65%        68%        64%        64%        67%
   Commissions                               --          1%         2%         2%        --         --         --         --
   Processing Costs                          15%         9%        15%        17%        13%        16%        14%        16%
   Facilities & Other                        28%        25%        13%        16%        19%        20%        22%        17%

Direct Margin. Direct margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (dollars in thousands):

                                                                        Three Months Ended
                                       --------------------------------------------------------------------------------------
                                       March 31,  June 30,   Sept. 30,  Dec. 31,   March 31,  June 30,   Sept. 30,  Dec. 31,
                                         2003       2003       2003       2003       2004       2004       2004       2004
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Mortgage............................. $  16,087  $  20,789  $  18,889  $   6,787  $   8,860  $  10,212  $   7,353  $  10,225
Mortgage interest margin.............     2,244      2,444      2,385        977        657      1,424        584      1,114
Home equity..........................       969      2,144      3,754      2,463      4,485      3,491      7,148      5,283
Home equity interest margin..........       103        135        558        478        197        509        430        727
Auto.................................       102       (667)       385        624      1,228      1,085      1,673        640
Closing services.....................        --         --         --         --        (54)       119        152        161
Other................................       255        393        382        311        316        295        299        272
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total direct margin.................. $  19,760  $  25,238  $  26,353  $  11,640  $  15,689  $  17,135  $  17,639  $  18,422
                                       =========  =========  =========  =========  =========  =========  =========  =========

Direct margin decreased from the first quarter to the fourth quarter of 2003 due to decreased mortgage revenue per loan and decreased mortgage volumes, particularly from refinance loans. Direct margin began to increase during 2004 as home equity volumes and revenue per loan increased. Auto direct margins increased, primarily due to increased revenue per loan, in spite of decreased volumes. Additionally, in the first six months of 2003, the Company incurred significant one-time costs in connection with the transition of auto operations from Florida to California, which negatively impacted direct margins for that time period. In general, mortgage revenue per loan and the spread of interest income over interest expense was down in 2004 as compared to 2003, as the overall level of refinance activity declined and competitive pricing pressure increased. Home Equity direct margins are expected to continue to improve going into 2005, corresponding to the increase in loan volumes and revenue per loan. The Company also expects to continue to generate favorable auto direct margin in 2005.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses related to advertising, promotion and marketing agreements, employee compensation, and other expenses related to marketing personnel. Sales and marketing expense increased in 2004 as a direct result of increased spending in direct response television, direct response mail and online advertising. Sales and marketing expense increased as a percentage of revenue due to a combination of increased spending levels and the decreased volumes in revenue. Sales and marketing expenses are expected to remain constant as a percentage of total revenues in 2005.

The following table provides detail of the Company's total sales and marketing expenses classified by major types of expense, expressed as a percentage of total sales and marketing expenses:

                                                                        Three Months Ended
                                       --------------------------------------------------------------------------------------
                                       March 31,  June 30,   Sept. 30,  Dec. 31,   March 31,  June 30,   Sept. 30,  Dec. 31,
                                         2003       2003       2003       2003       2004       2004       2004       2004
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Direct Response TV                           46%        53%        57%        56%        54%        44%        43%        42%
Direct Response Mail                         11%        12%        16%        18%        15%        18%        15%        10%
Online Advertising                           25%        17%        13%        14%        19%        25%        29%        35%
Other Advertising                             3%         7%         3%         2%         1%         3%         3%         3%
Headcount & Administrative                   15%        11%        11%        10%        11%        10%        10%        10%

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense has remained relatively constant, averaging $2.1 million and $2.2 million per quarter during 2003 and 2004 respectively. Technology expense as a percentage of revenues increased from 5% during 2003 to 6% during 2004 due primarily to decreased revenue. The Company expects technology expense to continue at approximately 6% of total revenues in the upcoming quarters.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense increased in 2004 compared to 2003, averaging $2.2 million and $2.9 million per quarter during 2003 and 2004 respectively. General and administrative expense increased during 2004 primarily as a result of increases in headcount and professional services related to Sarbanes-Oxley Act of 2002 compliance efforts. General and administrative expense in 2004 also included a charge of approximately $1.0 million resulting from the resignation of the Company's prior President and Chief Operating Officer. General and administrative expense, excluding this one time charge, increased modestly as a percentage of revenue primarily as a result of the decline in revenues. The Company expects general and administrative expense to remain at approximately 8% of total revenues going into 2005.

Other Income, Net. Other income, net, is related to interest earned on cash equivalents offset by expense incurred on non-warehouse facility borrowings. Other income, net remained at consistently low levels during 2003 and 2004.

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND 2004

The following table sets forth the results of operations for the Company and these results expressed as a percentage of total revenues (dollars in thousands):

                                                         Years Ended December 31,
                                                         ----------------------
                                                            2003        2004
                                                         ----------  ----------
Revenues .............................................. $  152,707  $  135,093

Operating expenses:
    Operations.........................................     69,716      66,208
    Sales and marketing................................     41,368      47,617
    Technology.........................................      8,414       8,824
    General and administrative.........................      8,845      11,745
                                                         ----------  ----------
           Total operating expenses....................    128,343     134,394
                                                         ----------  ----------
Income from operations.................................     24,364         699
Other income, net......................................        140          87
                                                         ----------  ----------
Income before taxes....................................     24,504         786
Income taxes...........................................     (1,883)         36
                                                         ----------  ----------
Net income............................................. $   22,621  $      822
                                                         ==========  ==========

Net income per share:
    Basic.............................................. $     0.37  $     0.01
                                                         ==========  ==========
    Diluted............................................ $     0.34  $     0.01
                                                         ==========  ==========

AS A PERCENTAGE OF REVENUES:
Revenues ..............................................        100%        100%

Operating expenses:
    Operations.........................................         46%         49%
    Sales and marketing................................         27%         35%
    Technology.........................................          6%          7%
    General and administrative.........................          6%          9%
                                                         ----------  ----------
           Total operating expenses....................         84%         99%
                                                         ----------  ----------
Income from operations.................................         16%          1%
Other income, net......................................          0%          0%
                                                         ----------  ----------
Income before taxes....................................         16%          1%
Income taxes...........................................         -1%          0%
                                                         ----------  ----------
Net income.............................................         15%          1%
                                                         ==========  ==========

REVENUES

Revenues for the year ended December 31, 2004 decreased $17.6 million from $152.7 million for the twelve months ended December 31, 2003 to $135.1 million for the twelve months ended December 31, 2004. This decrease resulted primarily from lower mortgage revenues and the volume-related interest income offset by increases in home equity activity. The decrease in mortgage revenue is primarily associated with a decrease in mortgage refinance activity and tighter competition in the mortgage market that has squeezed both diversified revenues and revenue per loan.

The following table provides the components of revenue shown in thousands:

                                               Years Ended December 31,
                                               ----------------------
                                                  2003        2004
                                               ----------  ----------
Mortgage .................................... $   97,327  $   63,950
Interest income on mortgage loans............     15,477       7,734
Home equity..................................     24,149      42,219
Interest income on home equity loans.........      2,998       3,939
Auto.........................................     11,415      12,161
Closing services.............................         --       3,907
Other........................................      1,341       1,183
                                               ----------  ----------
Total Revenues............................... $  152,707  $  135,093
                                               ==========  ==========

The following table summarizes dollar volume of loans closed and sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                                               Years Ended December 31,
                                               ----------------------
                                                  2003        2004
                                               ----------  ----------
Mortgage
$ Volume                                      $4,337,841  $3,167,696
Revenue                                       $   97,327  $   63,950
BPS                                                  224         202

Home Equity
$ Volume                                      $  908,641  $1,358,333
Revenue                                       $   24,149  $   42,219
BPS                                                  266         311

Auto
$ Volume                                      $  685,891  $  636,326
Revenue                                       $   11,415  $   12,161
BPS                                                  166         191

OPERATING EXPENSES

Total Operating Expenses. Total operating expenses increased $6.1 million from $128.3 million for the twelve months ended December 31, 2003 to $134.4 million for the twelve months ended December 31, 2004. The increase is primarily due to an increase in sales and marketing and general and administrative expenses. Operations expense decreased due to a decrease in mortgage operations expense offset by an increase in home equity operations expense, both of which relate to loan origination volume. Sales and marketing expense increased as a direct result of increased spending in direct response television, direct response mail and online advertising. General and administrative expense increased during 2004 primarily as a result of increases in headcount and professional services and as a result of a one-time charge of approximately $1.0 million related to the resignation of the Company's prior President and Chief Operating Officer.

The following table shows full-time headcount (including temporary and contract employees) by function at the end of each year ended December 31, 2003 and 2004:

                                                  2003        2004
                                               ----------  ----------
Mortgage                                             334         299
Home Equity                                          264         343
Auto                                                  90         100
Closing services                                      --          23
Sales & Marketing                                     28          24
Technology                                            55          69
General & administrative                              60          72
                                               ----------  ----------
Total                                                831         930

Operations. Operations expense decreased $3.5 million from $69.7 million for the twelve months ended December 31, 2003 to $66.2 million for the twelve months ended December 31, 2004. This decrease is primarily associated with a decrease in mortgage operations offset by an increase in home equity operation, both of which are related to loan origination volume. Operations expense also includes the addition of ECS closing services in 2004. Operations expense as a percentage of revenues increased from 46% in 2003 to 49% in 2004 as a result of a decrease in revenue. Operations headcount increased due primarily to the expansion of the Company's home equity operations to accommodate increasing volumes.

The following table provides detail of the Company's operations expense classified by the following revenue-related categories (dollars in thousands):

                                              Years Ended December 31,
                                               ----------------------
                                                  2003        2004
                                               ----------  ----------
Mortgage .................................... $   34,775  $   27,300
Interest expense on mortgage loans...........      7,427       3,956
Home equity..................................     14,819      21,812
Interest expense on home equity loans........      1,724       2,076
Auto.........................................     10,971       7,535
Closing services.............................         --       3,529
Other........................................         --          --
                                               ----------  ----------
Total operations............................. $   69,716  $   66,208
                                               ==========  ==========

Sales and Marketing. Sales and marketing expenses increased $6.2 million from $41.4 million for the twelve months ended December 31, 2003 to $47.6 million for the twelve months ended December 31, 2004. Sales and marketing expenses as a percentage of revenues increased from 27% in 2003 to 35% in 2004. Sales and marketing expense increased as a direct result of increased spending in direct response television, direct response mail and online advertising. The following table provides detail of the Company's total sales and marketing expenses classified by major types of expense, expressed as a percentage of total sales and marketing expenses:

                                               Years Ended December 31,
                                               ----------------------
                                                  2003        2004
                                               ----------  ----------
Direct Response TV                                    53%         46%
Direct Response Mail                                  14%         14%
Online Advertising                                    17%         27%
Other Advertising                                      4%          3%
Headcount & Administrative                            12%         10%

Technology. Technology expenses remained relatively constant from 2003, increasing a modest $0.4 million from $8.4 million for the twelve months ended December 31, 2003 to $8.8 million for the twelve months ended December 31, 2004. Technology expenses as a percentage of revenues increased slightly due to lower revenue.

General and Administrative. General and administrative expense increased $2.9 million from $8.8 million in 2003 to $11.8 million for 2004. General and administrative expense increased primarily as a result of increases in headcount and professional services related to Sarbanes-Oxley Act of 2002 compliance efforts. General and administrative expense in 2004 also included a charge of approximately $1.0 million resulting from the resignation of the Company's prior President and Chief Operating Officer. General and administrative expense, excluding this one time charge, increased modestly as a percentage of revenue primarily as a result of the decline in revenues.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2003

The following table sets forth the results of operations for the Company and these results expressed as a percentage of total revenues (dollars in thousands):

                                                         Years Ended December 31,
                                                         ----------------------
                                                            2002        2003
                                                         ----------  ----------
Revenues .............................................. $  103,315  $  152,707

Operating expenses:
    Operations.........................................     52,854      69,716
    Sales and marketing................................     25,365      41,368
    Technology.........................................      6,336       8,414
    General and administrative.........................      7,225       8,845
                                                         ----------  ----------
           Total operating expenses....................     91,780     128,343
                                                         ----------  ----------
Income from operations.................................     11,535      24,364
Other income, net......................................         80         140
                                                         ----------  ----------
Income before taxes....................................     11,615      24,504
Income taxes...........................................       (964)     (1,883)
                                                         ----------  ----------
Net income............................................. $   10,651  $   22,621
                                                         ==========  ==========

Net income per share:
    Basic.............................................. $     0.18  $     0.37
                                                         ==========  ==========
    Diluted............................................ $     0.18  $     0.34
                                                         ==========  ==========

AS A PERCENTAGE OF REVENUES:
Revenues ..............................................        100%        100%

Operating expenses:
    Operations.........................................         51%         46%
    Sales and marketing................................         25%         27%
    Technology.........................................          6%          6%
    General and administrative.........................          7%          6%
                                                         ----------  ----------
           Total operating expenses....................         89%         84%
                                                         ----------  ----------
Income from operations.................................         11%         16%
Other income, net......................................          0%          0%
                                                         ----------  ----------
Income before taxes....................................         11%         16%
Income taxes...........................................         -1%         -1%
                                                         ----------  ----------
Net income.............................................         10%         15%
                                                         ==========  ==========

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

OPERATING EXPENSES

Total Operating Expenses. Total operating expenses increased $36.5 million from $91.8 million for the twelve months ended December 31, 2002 to $128.3 million for the twelve months ended December 31, 2003. The increase is primarily due to an increase in operations expense, primarily from mortgage and home equity, as well as a significant increase in sales and marketing expenses. Compensation and benefits costs increased as headcount increased by 144 from 688 at December 31, 2002 to 832 at December 31, 2003 to align the Company's infrastructure with increased business demands.

Operations. Operations expense increased $16.8 million from $52.9 million for the twelve months ended December 31, 2002 to $69.7 million for the twelve months ended December 31, 2003. Operations expense as a percentage of revenues decreased in 2003 related to the increase in revenue. Operations headcount increased due to the expansion of the Company's mortgage and home equity operations to accommodate increasing volumes.

Sales and Marketing. Sales and marketing expenses increased $16.0 million from $25.4 million for the twelve months ended December 31, 2002 to $41.4 million for the twelve months ended December 31, 2003. Sales and marketing expenses as a percentage of revenues increased slightly in 2003. The increase in absolute dollars is primarily the result of increased spending in the Company's national television advertising campaign.

Technology. Technology expenses increased $2.1 million from $6.3 million for the twelve months ended December 31, 2002 to $8.4 million for the twelve months ended December 31, 2003. Technology expenses as a percentage of revenues remained constant in both 2002 and 2003. Technology expenses increased as a function of the increase in actual headcount as well as an increase in professional services.

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

Revenue Recognition. The Company's mortgage and home equity revenues are derived from the origination and sale of loans. Mortgage and home equity loans are funded through the Company's warehouse lines of credit and sold to loan purchasers typically within thirty days. Mortgage and home equity loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. In addition, the Company generates revenues from interest income on mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale. Also included in mortgage and home equity loan revenues are amounts recorded in connection with loans sold under a Purchase and Sale Agreement with Greenwich Capital (see "Off-Balance Sheet Arrangements"). These amounts consist of gain on sale from transferred loans, in the form of a retained interest comprised of interest income, net of interest expense, and additional cash flows to be received at the time of settlement with the committed loan purchaser. The Company sells all loans to loan purchasers on a servicing released basis without recourse, subject to certain representations and warranties. Additionally, the Company is responsible for a minimum number of payments to be made on these loans. As such, the Company records reserves as a contra-revenue at the time a loan is sold, based on certain assumptions in anticipation of future losses as a result of current activity.

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

In July 2004, the Company began selling a portion of its prime auto loan production to Merrill Lynch Bank USA pursuant to a Purchase and Sale agreement. The revenue on these loans is based on a fee derived from the composition of the loans being sold, and is recognized at time of transfer.

Prior to the third quarter of 2003, sub-prime auto loans were sold to sub-prime auto loan purchasers. The revenue on these loans consisted of the mark-up to the lending partner's loan price or a set origination fee. These revenues were recognized at the time the loan was sold. In the third quarter of 2003, the Company stopped processing and funding sub-prime auto loans and shifted this portion of the business to a referral based system. Loan applications that do not meet the prime auto lending criteria are referred to other sub-prime lenders in exchange for a fee. This fee is recognized as revenue at the time of transfer to the sub-prime lender.

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

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be measured. The Company designates forward delivery commitments, where the company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all best efforts sell forward commitments as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a best efforts sell forward commitment has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to designated SFAS 133 hedges during the three and twelve months ended December 31, 2003 and 2004.

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

Deferred Tax Asset. The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced. The Company's deferred tax asset arises principally from net operating loss carryforward (NOLs). There are significant judgments and estimates involved in projecting the recoverability of the deferred tax asset, particularly with respect to the existence of future taxable income sufficient to realize NOLs. The Company reported its first profitable year in 2002 and was again profitable in 2003. However, the sustained low interest rate environment created favorable operating conditions for the Company. During the fourth quarter of 2003 and the first nine months of 2004, the Company reported a loss from operations, largely as a result in declines in mortgage refinance volume. Management will continue to monitor projections of future taxable income and when it believes realization of the tax benefits associated with the NOLs is more likely than not, management will reduce the valuation allowance by recording a benefit through the income tax provision recorded in the statement of operations. Based upon the Company's performance throughout the coming year it may be possible for management to reduce the valuation allowance during 2005; however, management can provide no assurances as to the amount of such reduction, the period in which it might occur or if it will occur at all.

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

Cash provided by operating activities net of cash used by financing activities related to its warehouse and other lines payable was $26.6 million for the twelve months ended December 31, 2004. Specifically, the Company obtained cash from net income of $0.8 million for the twelve months ended December 31, 2004. In addition, the Company benefited from positive cash flow due to the reduction of other assets in the amount of $9.3 million, specifically prepaid marketing expenses, and the reduction of receivables in connection with loan sales. Further, the Company benefited from positive cash flow as a result of loans held-for-sale net of warehouse payable decreasing which provided $3.8 million in net cash, and the increase of accounts payables and other accrued expenses in the amount of $7.9 million. However, these sources of cash were offset by the continued increase in the retained interest asset, which grew another $2.3 million as additional auto loans were sold to the QSPE in the twelve months ended December 31, 2004.

Cash provided by operating activities, net of cash used in financing activities related to its warehouse and other lines payable was $7.0 million for the twelve months ended December 31, 2003. The Company obtained cash from the net income of $22.6 million for the twelve months ended December 31, 2003. Additionally, the Company benefited from positive cash flow as a result of loans held-for-sale net of warehouse payable decreasing and providing $3.1 million in net cash. However, these sources of cash were offset by two major uses of cash: (1) the receivable related to the Greenwich Sale Agreement increased $14.4 million as more loans were sold under this agreement and at a higher revenue/loan than the comparable period the year before, and (2) the retained interest asset continued to increase, going up another $7.7 million as additional loans were sold to the QSPE in 2003.

Net cash used in investing activities was $12.3 million and $8.7 million for the twelve months ended December 31, 2003 and 2004, respectively. Net cash used during the twelve months ended December 31, 2003 was primarily due to the addition of infrastructure related to increased headcount and investment in new technology systems. In October 2003, the Company began relocating its corporate headquarters and consolidating its operational facilities to a larger, single facility in Pleasanton, California. Capital expenditures related to the new facility were $4.4 million for the twelve months ended December 31, 2004. The remaining cash used on investing activities during the twelve months ended December 31, 2004 was mostly related to capitalized development.

Cash provided by financing activities, net of cash used by its warehouse and other lines payable was $2.9 million and $3.1 million for the twelve months ended December 31, 2003 and 2004, respectively. The increase for both periods presented was primarily due to the issuance of common stock from the exercise of stock options.

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

The Company has a warehouse line of credit for borrowings of up to $75 million for the interim financing of mortgage loans with GMAC Mortgage Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. This warehouse line requires the Company to pay GMAC a non-use fee when the average outstanding principal amount of borrowings is less than 50% of the total commitment at a rate of 0.25% per annum on the daily average unutilized commitment. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on March 31, 2005. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $15.0 million in addition to the requirement that the Company maintain at least one other committed warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for twelve months ended and at December 31, 2004.

The Company has an uncommitted warehouse line of credit agreement with Merrill Lynch Mortgage Capital Inc. for borrowings of up to $100 million for the interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The uncommitted warehouse line of credit expires on February 4, 2006. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with these covenants during the twelve months ended and at December 31, 2004.

The Company has an agreement to finance up to $500 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan purchasers with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. As part of this agreement the Company had to pay a commitment fee of $1.0 million for the period of March 31, 2003 through March 30, 2004. The commitment fee was reduced to $750,000 for the period March 15, 2004 through March 14, 2005. The commitment fee was reduced to $600,000 for the period March 15, 2005 through March 13, 2006. The line expires March 13, 2006. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $75 million in committed funds. Prior to an amendment in March 2004, the Company was required to maintain a restriction of $2.5 million in cash as additional collateral. Subsequent to the amendment, there is no restriction on cash related to this facility. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for the twelve months ended and at December 31, 2004.

The Company has a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to the sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility requires the Company to pay an unused line fee equal to 0.50% per year on the average daily unused line balance. This facility expires on July 13, 2007. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. Additionally, the Company is prohibited from obtaining or incurring any debt or contingent liability in excess of $5 million without prior consent from the lender. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for the twelve months ended and at December 31, 2004.

In January 2005, the Company entered into an agreement for a warehouse line of credit for borrowings of up to $150 million for the interim financing of mortgage loans with JPMorgan Chase Bank, N.A.. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on January 3, 2006. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding.

The following table summarizes the key terms of our current warehouse and other lines payable:

                                       GMAC      Greenwich    Merrill     Merrill   JPMorgan
                                     Mortgage     Capital      Lynch       Lynch      Chase
                                       $75M        $500M       $100M       $10M       $150M
                                    ----------- ----------- ----------- ----------- ---------
Cost of Funds
   Spread over LIBOR                1.25%-2.0%  0.75%-1.15% 0.75%-1.0%  1.0%-2.0%   1.0%-1.125%

Covenants
   Minimum Cash                     $15.0M      $15.0M      $12.5M      $15.0M (1)  $12.5M (1)
   Minimum Tangible Net Worth       $40.0M      $60.0M      $40.0M      $25.0M      $60.0M
   Debt to Tangible Net Worth       10:1        10:1        12:1          --         10:1
   Profitability                     --          --         Net Worth >   --      $1 in 6mos
                                                            80% prior               rolling
                                                            2 qtrs                  period
   Current Ratio                    1.0:1.0      --          --         1.0:1.0     1.0:1.0
   Additional Facility              $100.0M     $75.0M       --          --           --

Advance Rates                       95%-100%    96%-99%     96%-99%     92%-97%     95%-98%

(1) Inclusive of all restricted cash, not to exceed $5 million

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, N.A. to support working capital needs. The interest rate charged on borrowings against these funds is based on LIBOR plus 2% and is payable monthly. The line of credit was originally scheduled to expire on June 30, 2004. However, on December 11, 2003, the agreement was amended to reduce the line of credit to $2,350,000 and extend the expiration date to June 30, 2005. As part of the amendment, the Company was required to provide restricted cash as collateral for this line of credit (see Note 2). Currently, the line of credit is being utilized to support letters of credit related to the Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds. The Company was in compliance with these covenants during the twelve months ended and at December 31, 2004. No balance was outstanding on this line as of December 31, 2003 and December 31, 2004.

The adequacy of our liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties and access to capital markets. With $52.7 million of cash on hand at December 31, 2004 and borrowing capacity under our warehouse and other lines of credit of $835 million, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur for at least the next twelve months; however, our ability to maintain positive liquidity going forward depends on our ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The following are return on equity and asset ratios for the years ended December 31, 2003 and 2004:

                               December 31,
                           --------------------
                             2003       2004
                           ---------  ---------
Return on assets (1).....       7.7        0.6
Return on equity (2).....      32.9        1.0
Equity to assets (3).....      23.3       64.6

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

While we achieved profitability during fiscal years 2002, 2003 and 2004, we had a pre-tax loss in both the fourth quarter of 2003 and the first quarter of 2004 and we may not be able to maintain profitability.

While we achieved profitability during fiscal years 2002, 2003 and 2004, we have an accumulated deficit of $182.8 million, as of December 31, 2004. In the fourth quarter of 2003, we experienced a pre-tax loss of $1.5 million. In the first quarter of 2004 we experienced a pre-tax loss of $1.1 million and in the first nine months of 2004, we experienced a pre-tax loss of $0.2 million. We may not regain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

We depend on Greenwich Capital Financial Products, Inc. ("Greenwich Capital"), JPMorgan Chase Bank, N.A. ("JPMorgan Chase") and Merrill Lynch Mortgage Capital Inc. ("Merrill Lynch") to finance our mortgage loan activities through the warehouse credit facilities they provide. If any of these warehouse credit facilities becomes unavailable, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants on any of our lines could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. In the past, we have had to obtain waivers from our warehouse lenders as a result of our failure to comply with covenants regarding the issuance of capital stock, excess asset purchases and our failure to meet financial ratios. More recently, we obtained a waiver from one of our warehouse lenders due to a failure to meet a current ratio covenant for the months ended April 30 and May 31, 2003. Our agreements with Greenwich Capital, JPMorgan Chase, and Merrill Lynch expire on March 13, 2006, January 3, 2006, and February 4, 2006, respectively. Upon expiration of these agreements, management believes it will either renew its existing warehouse credit facilities or obtain sufficient additional credit facilities. However, we cannot assure that these agreements will be renewed or extended past their current expiration dates, and additional sources of funding for our mortgage loans may not be available on favorable terms or at all.

We are primarily dependent on four loan purchasers for most of our home equity business.

For the year ended December 31, 2004, the majority of our home equity loans were purchased by E*TRADE, Wells Fargo Bank, N.A., RFC and Citicorp, pursuant to Home Equity Loan/Line purchase agreements. If any of these loan purchasers are unable or unwilling to purchase our home equity loans, we may experience delays in our ability to accept or process home equity loan applications until we are able to secure new sources of loan purchasers. Sufficient additional sources of loan purchasers for our home equity loans may not be available on favorable terms or at all.

We are dependent on two loan purchasers for all of our auto loan business.

We currently sell all of our prime auto loans either to Merrill Lynch Bank USA pursuant to a Purchase and Sale agreement or to E-LOAN Auto Fund One, LLC, a qualified special purpose entity (QSPE). The QSPE is dependent on Merrill Lynch Bank USA to provide the necessary financing to continue purchasing loans from us. If Merrill Lynch Bank USA is unable or unwilling to provide continuing financing to the QSPE, additional forms of financing may not be available on favorable terms or at all.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to perform an evaluation of its internal control over financial reporting and have our independent auditors attest to such evaluation. We must implement these requirements for the first time in connection with the preparation of the annual report for the year ended December 31, 2004. We have been actively preparing for the implementation of this requirement by, among other things, establishing an ongoing program to document, evaluate and test the systems and processes necessary for compliance. Certain deficiencies have been identified in connection with this program which have been or are in the process of being remediated. If we fail to complete our evaluation, including the necessary testing and remediation, on a timely basis and in a satisfactory manner, our independent auditors may be unable to attest on a timely basis to the adequacy of the Company's internal control over financial reporting. While the impact of this is uncertain at this time, it could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15 and 15d-15. The Company is in the process of conducting an evaluation of its internal control over financial reporting based on the framework in the "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company has not yet completed this evaluation and therefore has not included in this Annual Report on Form 10-K its "Management's Annual Report on Internal Control Over Financial Reporting" required by Item 308(a) of Regulation S-K (the "Management's Report") or the related "Attestation Report of its Independent Registered Public Accounting Firm" required by Item 308(b) of Regulation S-K (the "Attestation Report"). Securities Exchange Act Release No. 34-50754, which was issued on November 30, 2004, provides that, subject to certain conditions, issuers may defer filing of these reports this year for up to 45 days after the due date of the related Annual Report on Form 10-K. In accordance with the terms of this Release, the Management's Report and the Attestation Report are not included in this Annual Report on Form 10-K. The Company expects to file an amendment to this Annual Report on Form 10-K no later than April 30, 2005 which will include both of these reports and the related officer certifications, auditor consent and revised disclosure under Item 9A.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information regarding directors and executive officers appearing under the headings "Nominees," "Nominating Committee", "Audit Committee", "Section 16 (a) Beneficial Ownership Reporting Compliance" and "Family Relationships" of our proxy statement relating to our 2005 Annual Meeting of Stockholders to be held on June 15, 2005 (the "2005 Proxy Statement") is incorporated into this item by reference.

The Company has adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, principal accounting officer and its Board of Directors. A copy of the code of ethics is available on the Company's website at www.eloan.com. The registrant intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, by posting such information on its website at the website address set forth above.

The names of the executive officers of the Company and their ages, titles, and biographies as of the date hereof are set forth below:

Christian A. Larsen; age 44; Chairman of the Board.

Mr. Larsen co-founded the Company in August 1996 and has served as its Chairman since March 2001. From June 1999 to February 2005, Mr. Larsen served as the company's Chief Executive Officer. From August 1996 to June 1998 and from January 2004 to June 2004, Mr. Larsen served as President of E-LOAN. Mr. Larsen has been a Director of the Company since its incorporation in August 1996. From October 1992 to August 1996, Mr. Larsen was the President of Palo Alto Funding Group, the mortgage brokerage he co-founded in 1992 and E-LOAN's predecessor company. Prior to business school, Mr. Larsen held positions at Chevron Corporation and NASA Ames Research Center. Mr. Larsen holds an M.B.A. degree from Stanford University and a B.S. degree from San Francisco State University.

Mark E. Lefanowicz; age 48; Chief Executive Officer, President and Director.

Mr. Lefanowicz has served as E-LOAN's Chief Executive Officer since February 2005 and as President since June 2004. From January 2004 to February 2005, Mr. Lefanowicz also served as E-LOAN's Chief Operating Officer. Mr. Lefanowicz has served as a Director of E-LOAN since October 2002. Prior to E-LOAN, Mr. Lefanowicz served as CEO of Bay View Franchise Mortgage Acceptance Co. (BVFMAC). Prior to BVFMAC, Mr. Lefanowicz served as Executive Vice President and Chief Financial Officer at Bay View Capital Corporation, a diversified financial services company headquartered in San Mateo, California and parent company to Bay View Bank. Prior to Bay View Capital, Mr. Lefanowicz served as Chief Financial Officer of Provident Funding Associates, now one of the five largest wholesale residential lenders in the country. Mr. Lefanowicz holds a B.S. degree in Accounting from the University of Wyoming. Having earned his CPA in 1980, he is also a member of AICPA and CACPA.

Matthew Roberts; age 36; Chief Financial Officer and Secretary.

Mr. Roberts has served as Chief Financial Officer and Secretary of E-LOAN since December 2000. From January 1999 to November 2000, Mr. Roberts served as E-LOAN's Vice President of Finance. Prior to E-LOAN, Mr. Roberts served as Corporate Controller of NetDynamics from April 1997 to January 1999 (acquired by Sun Microsystems). From March 1994 to April 1997, Mr. Roberts held senior financial and operational management positions at Berkeley Systems. Mr. Roberts is a certified public accountant and holds a B.S. degree in Accounting from Santa Clara University.

Harold "Pete" Bonnikson; age 50; Vice President of Mortgage Operations.

Mr. Bonnikson has served as Vice President of Mortgage Operations of E-LOAN since January 1999. Prior to E-LOAN, Mr. Bonnikson was with North American Mortgage and its predecessor companies since 1981. Mr. Bonnikson was the Executive Vice President of North American Mortgage from 1993 to 1999. Mr. Bonnikson holds a B.S. degree from California State University at Sacramento.

Geoffrey Halverson; age 61; Vice President of Auto Operations.

Mr. Halverson has served as E-LOAN's Vice President of Auto Operations since May 2003. Prior to E-LOAN, from 1999 until 2002, Mr. Halverson was an Executive Vice President at PeopleFirst.com, a Capital One Company, where he built the operating infrastructure and lending platform for this start up online auto finance lender. From 1996 to 1999, he was the Information Technology Director, Strategic Financial Planning and Activity Based Costing for Ameritech Corporation. In 1994, he founded AutoTRENDS Consulting to provide consulting services to the financial services industry. Mr. Halverson was an Operations Group Manager for Progressive Insurance from 1990 to 1994 and held the position of Vice President of Business Operations and Credit Risk at Security Pacific Auto Finance from 1988 to 1990. Mr. Halverson also served as the Chief Financial Officer of a Tier 2 supplier of injection molded and extruded plastic components for Ford, General Motors and Chrysler. His finance and operational process experience in financial services is substantial and initially was developed at Ford Credit and Ford Motor Company. Mr. Halverson has taught Applied Mathematics and Computer Science at the college level and holds an MBA with concentration in Finance from Northern Illinois University and a B.A. in Mathematics from Lawrence University.

Scott McKinlay; age 53; Vice President and Chief Legal Counsel.

Mr. McKinlay has served as E-LOAN's Vice President and Chief Legal Officer since March 2004. Prior to joining E-LOAN, Mr. McKinlay served as President and Chief Operating Officer of InPro Biotechnology from April 2002 to February 2004. From June 2000 to March 2002, Mr. McKinlay served as Senior Vice President, General Counsel and Secretary of Command Audio Corporation. From July 1993 to September 2000, Mr. McKinlay served as Director, Senior Vice President and General Counsel of First Nationwide Financial Corporation. From April 1991 to July 1993, Mr. McKinlay served as Associate General Counsel of First Nationwide Financial Corporation. From January 1988 to August 1989, Mr. McKinlay served as an Associate at Mayer, Brown & Platt. From August 1989 to April 1991 and from October 1985 to January 1988, Mr. McKinlay served as an Associate at Folger & Levin. Mr. McKinlay holds a J.D. from the University of San Francisco and a B.A. in English Literature from the University of California at Berkeley.

Catherine Muriel; age 50; Chief Marketing Officer.

Ms. Muriel has served as E-LOAN's Chief Marketing Officer since May 2004. From 2002 to 2004, Ms. Muriel served as Chief Marketing Officer of Upromise. From 2000 to 2002, she served as Senior Vice President of AXA Financial. From September 1998 to December 2000, Ms. Muriel served as Departmental Vice President of Customer Management at Prudential Financial. From 1988 to 1998, she served as Vice President and Director of Credit Card Marketing at Citigroup, Inc. Ms. Muriel began her career as an advertising executive at Lowe & Partners Advertising and Kaufman/EPB Advertising. Ms. Muriel holds law degree from the London School of Economics and a liberal arts degree from Guildford College in England.

Sedrick A. Tydus; age 52; Vice President of Home Equity Operations.

Mr. Tydus has served as E-LOAN's Vice President of Home Equity Operations since July 2001. Prior to joining E-LOAN, Mr. Tydus was the Executive Vice President of Premier Banking at Bank of America from November 1998 to November 2000. From March 1998 to November 1998, Mr. Tydus was the Executive Vice President of California Retail Marketing at the Bank of America. From November 1996 to February 1998, Mr. Tydus was the Executive Vice President of Equity Loan Origination at Transamerica Home Loans. From 1990 to 1996, Mr. Tydus was the Executive Vice President of Northern California Retail Bank at Wells Fargo Bank. Mr. Tydus holds an M.B.A. degree from Stanford University and a B.A. degree from Dartmouth College.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the headings "Compensation of Directors," "Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report of the Board of Directors," "Executive Compensation" and "Performance Graph" of our 2005 Proxy Statement is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading "Equity Compensation Plan Information" and "Security Ownership of Directors, Officers and Certain Beneficial Owners" of our 2005 Proxy Statement is incorporated into this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the heading "Certain Relationships and Related Transactions" of our 2005 Proxy Statement is incorporated into this item by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the heading "Fees to Independent Registered Public Accounting Firm for Fiscal 2004 and 2003" of our 2005 Proxy Statement is incorporated into this item by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements of E-LOAN, Inc. and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 2004:

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

3.1	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999 (3)
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation of E- LOAN, Inc. dated March 26, 2001 (4)
3.3	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001 (4)
3.4	Amendment to Amended and Restated Bylaws of E-LOAN, Inc. dated June 14, 2004 (13)
4.1	Stock Purchase Warrant issued to Greenwich Financial Products Inc. dated February 23, 2001 (4)
10.1	1997 Stock Plan, as amended
10.2	1999 Employee Stock Purchase Plan dated October 25, 1999 (2)
10.3	Form of Indemnification Agreement between the Registrant and each of its directors and officers (1)
10.4	Mortgage Loan Purchase and Sale Agreement with Greenwich Capital Financial Products, Inc. dated September 25, 1998 (1)
10.5	Warehouse Credit Agreement with GMAC Bank dated as of November 1, 2001 (5)
10.6	Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 21, 2002 (6)
10.7	Limited Liability Company Agreement of E-LOAN Auto Fund One, LLC, a wholly-owned subsidiary of E-LOAN, Inc. dated May 21, 2002 (7)
10.8	Certificate of Formation of E-LOAN Auto Fund One, LLC, a wholly-owned subsidiary of E-LOAN, Inc., dated May 21, 2002 (7)
10.9	Credit Agreement between E-LOAN Auto Fund One, LLC, E-LOAN, Inc. and Merrill Lynch Bank USA dated as of June 1, 2002 (7)
10.10	Contribution and Sale Agreement between E-LOAN Auto Fund One, LLC and E-LOAN, Inc. dated as of June 1, 2002 (7)
10.11	Indemnification Agreement with Sedrick Tydus dated October 1, 2002 (8)
10.12	Indemnification Agreement with Claus Henrik Lund dated October 1, 2002 (8)
10.13	Indemnification Agreement with Mark E. Lefanowicz dated October 29, 2002 (8)
10.14	Director Agreement with Mark E. Lefanowicz dated October 29, 2002 (8)
10.15	Amendment Number Five to Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 31, 2003 (8)
10.16	Indemnification Agreement with Geoff Halverson dated April 14, 2003 (9)
10.17	Sublease with Charles Schwab & Co., Inc. dated June 20, 2003 (10)
10.18	Credit Agreement with Wells Fargo Bank, National Association dated June 30, 2003 (10)+
10.19	Third Amendment to Credit Agreement with E-Loan Auto Fund One LLC and Merrill Lynch Bank USA dated July 14, 2003 (10)
10.20	Master Repurchase Agreement with Merrill Lynch Mortgage Capital, Inc. dated February 6, 2004 (11)
10.21	Separation Agreement and Release of Claims with Joseph J. Kennedy dated January 29, 2004 (11)
10.22	Nineteenth Modification Agreement with GMAC Mortgage Corporation dated February 25, 2004 (11)
10.23	Severance Agreement and Release of Claims with Robert Purcell dated February 25, 2004 (11)
10.24	Indemnification Agreement with Scott D. McKinlay dated April 22, 2004 (12)
10.25	Indemnification Agreement with James Jones dated April 26, 2004 (13)
10.26	Amendment No. 1 to Master Repurchase Agreement with Merrill Lynch Mortgage Capital, Inc. dated May 20, 2004 (13)
10.27	Indemnification Agreement with Dan Springer dated June 14, 2004 (13)
10.28	Fourth Amendment to Credit Agreement with E-Loan Auto Fund One LLC and Merrill Lynch Bank USA dated June 29, 2004 (13)+
10.29	Indemnification Agreement with Susan Catherine Muriel dated July 1, 2004 (13)
10.30	Purchase and Sale Agreement with Merrill Lynch Bank USA dated July 14, 2004 (13)+
10.31	E-LOAN 2004 Executive Bonus Plan (14)
10.32	1/05 Senior Secured Credit Agreement with JPMorgan Chase Bank, N.A. dated January 4, 2005 (15)
10.33	Amendment No. 2 to Master Repurchase Agreement with Merrill Lynch Mortgage Capital, Inc. dated February 4, 2005 (16)
10.34	Amendment Number Fourteen to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 14, 2005 (17)
21.1	List of Subsidiaries of E-LOAN, Inc.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Puiblic Accounting Firm
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##

______

  Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-74945) filed on March 24, 1999, as amended, which Registration Statement became effective June 28, 1999 (File No. 333-74945).
  Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 09/30/99) filed on November 15, 1999, as amended (File No. 000-25621).
  Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 09/30/04) filed on November 9, 2004. (File No. 000-25621).
  Incorporated by reference from the Company's Annual Report on Form 10-K/A (FYE 12/31/00) filed on April 23, 2001 (File No. 000-25621).
  Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 09/30/01) filed on November 14, 2001 (File No. 000-25621).
  Incorporated by reference from the Company's Annual Report on Form 10-K (FYE 12/31/01) filed on April 1, 2002 (Filed No. 000-25621).
  Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 06/30/02) filed on August 14, 2002 (File No. 000-25621).
  Incorporated by reference from the Company's Annual Report on Form 10-K (FYE 12/31/02) filed on March 31, 2003 (File No. 000-25621).
  Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 03/31/03) filed on May 15, 2003 (File No. 000-25621).
  Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 06/30/03) filed on August 13, 2003 (File No. 000-25621).
  Incorporated by reference from the Company's Annual Report on Form 10-K (FYE 12/31/03) filed on March 12, 2004 (File No. 000-25621).
  Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 03/31/04) filed on May 7, 2004 (File No. 000-25621).
  Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 06/30/04) filed on August 9, 2004 (File No. 000-25621).
  Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 9/30/04) filed on November 9, 2004 (File No. 000-25621).
  Incorporated by reference from the Company's Current Report on Form 8-K filed on January 7, 2005 (File No. 000-25621).
  Incorporated by reference from the Company's Current Report on Form 8-K filed on February 10, 2005 (File No. 000-25621).
  Incorporated by reference from the Company's Current Report on Form 8-K filed on March 17, 2005 (File No. 000-25621).

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

E-LOAN, Inc., a Delaware corporation By /s/ Matthew Roberts Matthew Roberts, Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Mark Lefanowicz and Matthew Roberts, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christian A. Larsen Christian A. Larsen	Chairman of the Board of Directors	March 25, 2005
/s/ Mark Lefanowicz Mark Lefanowicz	Chief Executive Officer, President and Director	March 25, 2005
/s/ Robert C. Kagle Robert C. Kagle	Director	March 25, 2005
/s/ Wade Randlett Wade Randlett	Director	March 25, 2005
/s/ Claus H. Lund Claus H. Lund	Director	March 25, 2005
/s/ James G. Jones James G. Jones	Director, Audit Committee Chairman	March 25, 2005
/s/ Daniel Springer Daniel Springer	Director	March 25, 2005

E-LOAN, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of E-LOAN, Inc.;

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of E-LOAN, Inc. and its subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 25, 2005

E-LOAN, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2004
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  2003       2004
                                                                                ---------  ---------

ASSETS
Cash and cash equivalents (includes $4,850 and $2,350 of restricted cash)..... $  33,973  $  55,066
Loans held-for-sale...........................................................    50,874     17,505
Accounts receivable, prepaids and other assets................................    28,290     19,014
Fixed assets, net.............................................................    13,652     15,860
Retained interests in auto loans - trading....................................    11,658     13,954
                                                                                ---------  ---------
           Total assets....................................................... $ 138,447  $ 121,399
                                                                                =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Warehouse and other lines payable............................................. $  44,283  $  14,735
Accounts payable, accrued expenses and other liabilities......................    12,550     20,476
                                                                                ---------  ---------
           Total liabilities..................................................    56,833     35,211
                                                                                ---------  ---------
Commitments and contingencies (Note 19):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2003 and December 31, 2004; 0 shares issued and
      outstanding at December 31, 2003 and December 31, 2004..................        --         --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2003 and December 31, 2004; 62,136,790 and
      64,427,930 shares issued and outstanding at December 31, 2003
      and December 31, 2004...................................................        62         64
Additional paid-in capital....................................................   265,144    268,894
Accumulated deficit...........................................................  (183,592)  (182,770)
                                                                                ---------  ---------
           Total stockholders' equity.........................................    81,614     86,188
                                                                                ---------  ---------
           Total liabilities and stockholders' equity......................... $ 138,447  $ 121,399
                                                                                =========  =========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            2002        2003        2004
                                                         ----------  ----------  ----------
Revenues (Note 15)..................................... $  103,315  $  152,707  $  135,093

Operating expenses:
    Operations.........................................     52,854      69,716      66,208
    Sales and marketing................................     25,365      41,368      47,617
    Technology.........................................      6,336       8,414       8,824
    General and administrative.........................      7,225       8,845      11,745
                                                         ----------  ----------  ----------
           Total operating expenses....................     91,780     128,343     134,394
                                                         ----------  ----------  ----------
Income from  operations................................     11,535      24,364         699
Other income, net......................................         80         140          87
                                                         ----------  ----------  ----------
Income before taxes....................................     11,615      24,504         786
Income taxes...........................................       (964)     (1,883)         36
                                                         ----------  ----------  ----------
Net income............................................. $   10,651  $   22,621  $      822
                                                         ==========  ==========  ==========

Net income per share:
    Basic.............................................. $     0.18  $     0.37  $     0.01
                                                         ==========  ==========  ==========
    Diluted............................................ $     0.18  $     0.34  $     0.01
                                                         ==========  ==========  ==========

    Weighted-average shares - basic....................     57,613      60,678      63,078
                                                         ==========  ==========  ==========
    Weighted-average shares - diluted..................     60,358      66,037      66,087
                                                         ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       Addi-                 Total
                                                 Common Stock         tional     Accum-     Stock-
                                             ----------------------   Paid-in    ulated    holders'
                                               Shares      Amount     Capital    Deficit    Equity
                                             -----------  ---------  ---------  ---------  ---------
Balance at December 31, 2001................ 54,010,151  $      54  $ 256,578  $(216,864) $  39,768
Common stock issued upon
   exercise of stock options, net...........    173,402         --        177         --        177
Issuance of common stock through ESPP.......    519,912          1        470         --        471
Issuance of common stock through
   convertible debt, net of issuance costs..  4,716,981          4      4,634         --      4,638
Issuance of warrants in relation to
   line of credit...........................         --         --        335         --        335
Net income..................................         --         --         --     10,651     10,651
                                             -----------  ---------  ---------  ---------  ---------
Balance at December 31, 2002................ 59,420,446         59    262,194   (206,213)    56,040
Common stock issued upon
   exercise of stock options, net...........  1,810,622          2      1,951         --      1,953
Issuance of common stock through ESPP.......    905,722          1        999         --      1,000
Net income..................................         --         --         --     22,621     22,621
                                             -----------  ---------  ---------  ---------  ---------
Balance at December 31, 2003................ 62,136,790         62    265,144   (183,592)    81,614
Common stock issued upon
   exercise of stock options, net...........  1,485,812          1      2,655         --      2,656
Issuance of common stock through ESPP.......    805,328          1      1,095         --      1,096
Net income..................................         --         --         --        822        822
                                             -----------  ---------  ---------  ---------  ---------
Balance at December 31, 2004................ 64,427,930  $      64  $ 268,894  $(182,770) $  86,188
                                             ===========  =========  =========  =========  =========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
(IN THOUSANDS)

                                                                    2002         2003         2004
                                                                 -----------  -----------  -----------
Cash flows from operating activities:
   Net income.................................................. $    10,651  $    22,621  $       822
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization of fixed assets.............       4,025        4,929        6,463
     Non-cash compensation expense.............................          --           --          636
     Changes in operating assets and liabilities:
       Loans held-for-sale.....................................    (231,140)     342,512       33,369
       Retained interests in auto loans........................      (3,969)      (7,689)      (2,296)
       Accounts receivable, prepaids, deposits
         and other assets......................................      (2,471)     (16,192)       9,276
       Accounts payable, accrued expenses and
         other payables........................................       4,804          211        7,926
                                                                 -----------  -----------  -----------
         Net cash (used in) provided by operating activities...    (218,100)     346,392       56,196
                                                                 -----------  -----------  -----------
Cash flows from investing activities:
   Acquisition of fixed assets.................................      (4,072)     (12,319)      (8,671)
                                                                 -----------  -----------  -----------
         Net cash used in by investing activities..............      (4,072)     (12,319)      (8,671)
                                                                 -----------  -----------  -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................         621        2,953        3,116
   Proceeds from notes payable.................................          --       12,100           --
   Repayments of notes payable.................................          --      (12,100)          --
   Proceeds from warehouse and other lines payable.............   4,546,238    4,827,455    4,449,553
   Repayments of warehouse and other lines payable.............  (4,320,739)  (5,166,819)  (4,479,101)
   Payments on obligations under capital leases, net...........        (165)         (10)          --
                                                                 -----------  -----------  -----------
         Net cash (used in) provided by financing activities...     225,955     (336,421)     (26,432)
                                                                 -----------  -----------  -----------
Net increase (decrease) in cash................................       3,783       (2,348)      21,093
Cash and cash equivalents, beginning of period.................      32,538       36,321       33,973
                                                                 -----------  -----------  -----------
Cash and cash equivalents, end of period....................... $    36,321  $    33,973  $    55,066
                                                                 ===========  ===========  ===========
Supplemental cash flow information:
   Cash paid for interest...................................... $     8,856  $     8,189  $     5,157
                                                                 ===========  ===========  ===========
   Cash paid for income taxes.................................. $        27  $     3,427  $        23
                                                                 ===========  ===========  ===========
Non-cash financing activities:
   Conversion of convertible debt into common stock............ $     5,000  $        --  $        --
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

Cash and cash equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase and documentary drafts, to be cash equivalents. The Company is required to maintain a minimum cash and cash equivalents balance of $15 million related to its warehouse lines. The following summarizes cash and cash equivalents at December 31, 2003 and 2004 (dollars in thousands):

                                                           December 31, December 31,
                                                              2003         2004
                                                           -----------  -----------
Cash..................................................... $    28,179  $    51,252
Certificates of deposit, unrestricted....................          75           75
Documentary drafts.......................................         869        1,389
Restricted cash..........................................       4,850        2,350
                                                           -----------  -----------
                                                          $    33,973  $    55,066
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

Escrow Deposits

The Company administers escrow deposits as a service to its customers. Escrow deposits totaled $5.8 million and $7.9 million at December 31, 2003 and December 31, 2004, respectively, which were held at third party financial institutions. Escrow deposits are not considered assets of the Company and, therefore, are not included in the accompanying balance sheet. However, the Company remains contingently liable for the disposition of these deposits.

Restricted Cash

In December 2003, the Company renegotiated its line of credit with Wells Fargo Bank, N.A. As part of the amendment, the Company is required to provide restricted cash in the amount of $2.35 million as collateral for this line of credit. This restricted cash is being held in certificates of deposit and is being utilized to support letters of credit related to its Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds.

In March 2004, the Company renegotiated its warehouse line agreement with Greenwich Capital that required the Company to maintain a restriction of $2.5 million in cash as additional collateral. As part of the amendment, the restriction of this cash was removed.

Derivative instruments

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), as subsequently amended by Statements of Financial Accounting No. 138 and No. 149. In accounting for its derivative financial instruments, SFAS 133 requires an entity to recognize all qualifying derivative assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge, the method it will use in assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffectiveness of the hedge. These methods must be consistent with the entity's approach to managing risk. The Company is a party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. When the borrower locks their interest rate, the Company effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for the specified time period. Under SFAS 133, qualifying mortgage interest rate locks are derivatives. The Company is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale of the underlying loan. The Company utilizes either a best efforts sell forward commitment or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Both best efforts and mandatory sell forward commitments are derivatives under SFAS 133. Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory sell forward commitments are recorded as unrealized gains and losses and are included in the statement of operations in mortgage revenue.

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be measured. The Company designates forward delivery commitments, where the Company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all best efforts sell forward commitments as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a best effort sell forward commitment has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to designated SFAS 133 hedges during the twelve months ended December 31, 2003 and 2004. The net effect on the Company's income statement from marking to market the locked pipeline and forward commitments was a $0.6 million gain, a $1.9 million loss, and a $0.7 million gain, included in mortgage revenues for the years ended December 31, 2002, 2003 and 2004, respectively.

In September 2003, the Company began hedging its interest rate risk on auto loan approvals. When the Company issues an auto loan approval, the Company extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for up to a 45-day period. Under SFAS 133, auto loan approvals are not considered derivatives. However, the company is still exposed to interest rate risk from issuance of approval to loan sale. The Company enters into amortizing swap contracts to economically hedge the interest rate changes in auto loan approvals. These swap contracts are considered derivatives under SFAS 133 and are recorded at fair value. Subsequent changes in the fair value of outstanding swap contracts are recorded as unrealized gains and losses and included in the statement of operations in auto revenue. The effect on the Company's income statement from marking to market these swap contracts was a $75,000 loss and a $87,000 gain included in auto revenues for the years ended December 31, 2003 and 2004, respectively.

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

Loans held-for-sale

Mortgage loans held-for-sale consists of residential property mortgages having maturities up to 30 years as well as second mortgages on residential properties. Pursuant to the mortgage terms, the borrowers have pledged the underlying real estate as collateral for the loans. It is the Company's practice to sell these loans to mortgage loan purchasers shortly after they are funded. Mortgage loans held-for-sale are recorded at the lower of cost or aggregate market value. Cost generally consists of loan principal balance adjusted for net deferred origination income and SFAS 133 adjustments (see Note 3). The net deferred origination income is recognized at the time of sale. No valuation adjustment was required at December 31, 2003 or 2004.

Auto loans held-for-sale consists of automobile loans having maturities up to 72 months. Pursuant to the loan terms, the borrowers have pledged the value of the automobile as collateral for the loan. It is the Company's practice to sell these loans shortly after they are funded. Auto loans held-for-sale are recorded at the lower of cost or aggregate market value. No valuation adjustment was required at December 31, 2003 or 2004.

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

In 1999, the Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that the Company expense computer software costs as they are incurred in the preliminary project stage. Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are generally amortized over one to three years on a straight-line basis. As of December 31, 2003 and 2004, the Company had capitalized approximately $7.7 million and $10.7 million in internally developed software costs of which $4.0 million and $6.0 million had been amortized, respectively. Amortization recorded during the years ended December 31, 2002, 2003 and 2004 amounted to $1.4 million, $1.6 million and $2.0 million, respectively.

Revenue

Mortgage Revenues

The Company's mortgage revenues are derived from the origination and sale of loans. Mortgage loans are funded through the Company's warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Mortgage loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing fees. These revenues are recognized at the time the loan is sold. The Company sells these loans to loan purchasers on a servicing released basis without recourse, subject to certain representations and warranties. Additionally, the Company is responsible for a minimum number of payments to be made on these loans. As such, the Company records reserves as a contra-revenue at the time a loan is sold, based on certain assumptions in anticipation of future losses (see Note10).

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

In July 2004, the Company began selling a portion of its prime auto loan production to Merrill Lynch Bank USA pursuant to a Purchase and Sale agreement. The revenue on these loans is based on a fee derived from the composition of the loans being sold, and is recognized at time of transfer.

Prior to the third quarter of 2003, sub-prime auto loans were sold to sub-prime auto loan purchasers. The revenue on these loans consisted of the mark-up to the lending partner's loan price or a set origination fee. These revenues were recognized at the time the loan was sold. In the third quarter of 2003, the Company stopped processing and funding sub-prime auto loans and shifted this portion of the business to a referral based system. Presently loan applications that do not meet the prime auto lending criteria are referred to other sub-prime lenders in exchange for a fee. This fee is recognized as revenue at the time of transfer to the sub-prime lender and paid to the Company monthly for the previous month's referrals.

Closing Services Revenues

In the fourth quarter of 2003, the Company formed Escrow Closing Services, Inc, a wholly-owned subsidiary, which provides mortgage closing services, including HUD-1 and document preparation and signing, disbursement and recording services for a portion of our home equity business.

Advertising and marketing costs

Advertising and marketing costs related to various media content advertising such as television, direct mail and radio are charged to operating expenses as incurred. These costs include the cost of production as well as the cost of any airtime.

Income taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company's deferred tax asset arises principally from net operating loss carryforward (NOLs). There are significant judgments and estimates involved in projecting the recoverability of the deferred tax asset, particularly with respect to the existence of future taxable income sufficient to realize NOLs. The Company reported its first profitable year in 2002 and was again profitable in 2003. During most of this period, the sustained low interest rate environment created favorable operating conditions for the Company. However, during the fourth quarter of 2003 and the first nine months of 2004, the Company reported a loss from operations, largely as a result in declines in mortgage refinance volume as mortgage rates increased. Although the Company is projecting profitability for 2005, management will continue to monitor projections of future taxable income and, when it believes realization of the tax benefits associated with the NOLs is more likely than not, management will reduce the valuation allowance by recording a benefit through the income tax provision recorded in the statement of operations. Based upon the Company's performance throughout the coming year it may be possible for management to reduce the valuation allowance during 2005; however, management can provide no assurances as to the amount of such reduction, the period in which it might occur or if it will occur at all.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting For Stock-Based Compensation -- Transition And Disclosure -- An Amendment Of SFAS No. 123. Under APB No. 25, compensation expense is based on the excess of the estimated fair value of the Company's stock over the exercise price, if any, on the date of grant. Deferred stock-based compensation is then amortized over the vesting period of the option on an accelerated basis using the multiple option approach as defined in paragraph 24 of FIN 28. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In December, 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) "Share-based Payment" (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS No. 95, "Statement of Cash Flows," requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. The provisions of this statement are effective in the first interim reporting period beginning after June 15, 2005. The impact of the adoption of SFAS 123 is addressed below and the impact of adopting SFAS 123R is not expected to be materially different.

The following pro forma net income (loss) information has been prepared as if the Company had followed the provisions of SFAS No. 123 (in thousands, except per share amounts):

                                                                 Years Ended December 31,
                                                           -------------------------------------
                                                              2002         2003         2004
                                                           -----------  -----------  -----------
Net income (loss):
   As reported........................................... $    10,651  $    22,621  $       822
     Add: Employee Stock Compensation included in
     reported net income, net of tax.....................          --           --          636
     Less: Stock-based employee compensation expense
     excluded from reported net income, net of tax.......      (4,841)      (3,243)      (3,111)
                                                           -----------  -----------  -----------
   Pro forma............................................. $     5,810  $    19,378  $    (1,653)
                                                           ===========  ===========  ===========
Basic net income per share:
   As reported........................................... $      0.18  $      0.37  $      0.01
   Pro forma............................................. $      0.10  $      0.32  $     (0.03)
Diluted net income per share:
   As reported........................................... $      0.18  $      0.34  $      0.01
   Pro forma............................................. $      0.10  $      0.29  $     (0.03)

Net income (loss) per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128 basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such potential dilutive shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants. Anti-dilutive shares in the amounts of 14.1 million, 2.5 million and 4.6 million were excluded from the dilutive shares outstanding for the periods ended December 31, 2002, 2003 and 2004, respectively.

The following table sets forth the computation of diluted net income (loss) per share for the periods indicated (dollars in thousands, except per share amounts):

                                                                 Years Ended December 31,
                                                           -------------------------------------
                                                              2002         2003         2004
                                                           -----------  -----------  -----------
Numerator:
   Net income............................................ $    10,651  $    22,621  $       822
   Interest expense from convertible note................         152           --           --
                                                           -----------  -----------  -----------
       Net income assuming dilution...................... $    10,803  $    22,621  $       822
                                                           ===========  ===========  ===========
Denominator:
   Weighted average common shares, basic.................      57,613       60,678       63,078
   Effect of potentially dilutive securities:
      Convertible note...................................       1,374           --           --
      Warrants...........................................         138          697          541
      Employee stock option plan.........................       1,233        4,662        2,468
                                                           -----------  -----------  -----------
   Weighted average number of shares
      assuming dilution..................................      60,358       66,037       66,087
                                                           ===========  ===========  ===========
Diluted net income per share............................. $      0.18  $      0.34  $      0.01
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

On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3). SOP 03-3 requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received and prohibits carrying over or creation of valuation allowances in the initial accounting for these loans. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. SOP 03-3 does not have an impact on the Company's results of operations or financial condition.

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

In March, 2004, the Emerging Issues Task Force (EITF) issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary thereby requiring a charge to earnings. EITF 03-1 also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the year ended December 31, 2003. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. EITF 03-1 and EITF 03-1-1 does not have an impact on the Company's results of operations or financial condition.

In June 2004, the FASB released EITF 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" (EITF 03-6). This pronouncement provides guidance on when to apply the two-class method for computing basic and diluted earnings per share for participating securities. A participating security is a security that participates in undistributed earnings with common stock regardless of whether the participation is dependent upon the occurrence of a specific event. EITF 03-6 did not impact the Company's results of operations or financial condition.

In December, 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) "Share-based Payment" (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS No. 95, "Statement of Cash Flows," requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. The provisions of this statement are effective in the first interim reporting period beginning after June 15, 2005. The impact of the adoption of SFAS 123 is addressed above (see stock-based compensation) and the impact of adopting SFAS 123R is not expected to be materially different.

3. Loans Held-for-Sale

The inventory of mortgage and home equity loans consists primarily of first and second trust deed mortgage loans and home equity lines of credit on residential properties located throughout the United States. Also included are amounts disbursed into escrow on a borrower's behalf where the mortgage documents are signed generally the subsequent day. All mortgage and home equity loans held-for-sale are pledged as collateral for borrowings at December 31, 2003 and 2004 (see Note 9).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. All of the auto loans held-for-sale are pledged as collateral for borrowings at December 31, 2004 (see Note 9). The following summarizes loans held-for-sale at December 31, 2003 and 2004 (dollars in thousands):

                                                                  December 31,
                                                           ------------------------
                                                              2003         2004
                                                           -----------  -----------
Mortgage................................................. $    32,811  $    12,356
Home equity..............................................      13,803        2,586
Auto.....................................................       4,158        2,558
Net deferred origination revenue.........................         102            5
                                                           -----------  -----------
                                                          $    50,874  $    17,505
                                                           ===========  ===========

Included in loans held-for-sale is a SFAS 133 fair value adjustment amount of less than $0.1 million and $0.1 million for the years ended December 31, 2003 and 2004, respectively. The basis adjustment amount represents the change in fair value from rate lock commitment date to funding of those loans held-for-sale. The total fair value of loans held-for-sale, including the expected embedded gain on those loans, which would be received at the time of cash settlement, is $51.8 million and $17.8 million at December 31, 2003 and 2004 respectively.

4. Accounts receivable, prepaids and other assets

The following summarizes accounts receivable, prepaids and other assets at December 31, 2003 and 2004 (dollars in thousands):

                                                                 December 31,
                                                           ------------------------
                                                              2003         2004
                                                           -----------  -----------
Prepaids................................................. $     4,574  $     1,491
Accounts receivable......................................      21,936       15,484
Interest receivable......................................       1,541        1,647
Other assets.............................................         239          392
                                                           -----------  -----------
                                                          $    28,290  $    19,014
                                                           ===========  ===========

Included in prepaids at December 31, 2003 and December 31, 2004 are prepayments for advertising costs in the amounts of $2.3 million and $0.4 million, respectively. Included in accounts receivable is the retained interest from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $16.2 million and $12.6 million at December 31, 2003 and December 31, 2004, respectively (see Note 9). Sensitivities associated with our retained interest in loans sold under the Greenwich Capital agreement were insignificant at all periods presented due to the short-term nature of the asset (amounts received generally within sixty days or less). Included in other current assets is an amount related to the fair value of SFAS 133 derivatives of $0.1 million and $0.3 million at December 31, 2003 and December 31, 2004, respectively.

5. Significant Customers and Concentrations of Credit Risk

Cash and cash equivalents, including restricted cash totaling $34.0 million and $55.1 million at December 31, 2003 and 2004, respectively, is held by federally insured financial institutions and exceeds existing federal deposit insurance coverage limits at each institution.

Approximately 46% and 42% of all mortgage loans sold during the years ended December 31, 2003 and 2004, respectively, were sold to one mortgage loan purchaser (Wells Fargo Home Mortgage, Inc.) and approximately 86% and 84% of all auto loans sold during the years ended December 31, 2003 and 2004 were sold to one auto loan purchaser (E-Loan Auto Fund One, LLC). Approximately 45% and 30% of all home equity loans in 2003 and 2004 were sold to one purchaser, respectively.

6. Fixed Assets

Fixed assets are recorded at cost and consist of the following (dollars in thousands):

                                                                December 31,
                                                           ------------------------
                                                              2003         2004
                                                           -----------  -----------
  Computer equipment and software........................ $    20,787  $    25,567
  Furniture and fixtures.................................       1,897        1,215
  Equipment and software under capital leases............         203          203
  Leasehold improvements.................................       7,286        8,687
                                                           -----------  -----------
                                                               30,173       35,672
  Accumulated depreciation and amortization..............     (16,521)     (19,812)
                                                           -----------  -----------
                                                          $    13,652  $    15,860
                                                           ===========  ===========

Depreciation and amortization expense for the years ended December 31, 2002, 2003 and 2004 was $4.0 million, $4.9 million, and $6.5 million respectively.

As of December 31, 2003 and 2004, equipment and software under capital leases were fully depreciated. All equipment and software under capital lease served as collateral for the related lease obligations (see Note 18).

7. Retained Interests in Auto Loans

In June 2002, the Company created a qualified special purpose entity, E-Loan Auto Fund One, LLC ("E-Loan Auto"), which purchases prime auto loans from the Company and then holds the loans. For the twelve months ended December 31, 2003 and 2004, the Company sold $515.7 million and $420.1 million in auto loans to E-Loan Auto and recognized $7.0 million and $7.3 million in related non-cash gain on sale. In exchange for the loans sold, the Company received cash of $513.1 million and $418.0 million from E-Loan Auto and a retained interest valued at $11.5 million and $14.0 million in the loans sold to E-Loan Auto. For the year ended December 31, 2004, the average loan characteristics on auto loans sold to E-Loan Auto were $16,000 loan size, 733 credit score, 14% new versus used car, and an average APR of 6.3%. The retained interest represents the Company's portion of the present value of the expected excess cash flows over the life of the loans, remaining after payment of interest, servicing fees and credit losses. Included in the retained interest is a contributed basis in the loans sold to E-Loan Auto of 0.5%. The contributed basis is the difference between the loan amount and the cash sale proceeds received from E-Loan Auto of 99.5% (of the unpaid principal balance), which represents over collateralization in those loans. The contributed basis is returned to the Company as part of the defined distribution of cash flows from E-Loan Auto. Cash flows are to be distributed by E-Loan Auto in the following manner: first to the hedge counterparty, second to the servicer, custodian and administrator, third to the lender for interest expense, fourth to the lender for principal payments, fifth to the Company and the lender any remaining cash flows, to be distributed in accordance with the agreement. The servicing fee is passed through to a sub-servicer of the Company, and as such the Company does not capitalize a servicing asset for the loans sold to E-LOAN Auto, since the cost to sub-service equals the servicing fee.

The following table provides a summary of activity in the retained interests in auto loans since inception:

	2003	2004
Beginning Balance January 1,	$ 3,969	$ 11,658
Contributed basis in loans sold to E-Loan Auto	2,579	2,100
Non-cash gain on sale	6,997	7,249
Accretion of present value discount	1,043	1,422
Excess cash flows received	(2,904)	(8,292)
Fair value adjustment	(26)	(183)
Ending Balance December 31,	$11,658	$13,954

At December 31, 2004, key valuation assumptions used to value the retained interests and the sensitivity of those assumptions to immediate 10% and 25% adverse changes in those assumptions are as follows:

December 31, 2004 (dollars in thousands)
Balance sheet carrying value of retained interests - fair value	$13,954
Weighted-average life (in months)	47
Prepayment speed assumptions (ABS)	1.45
Impact on fair value of 10% adverse change (1.60)	($173)
Impact on fair value of 25% adverse change (1.82)	($447)
Expected credit losses (life of loan loss rate)	87 bps
Impact on fair value of 10% adverse change (96 bps)	($727)
Impact on fair value of 25% adverse change (109 bps)	($1,783)
Residual cash flows discount rate (average annual rate)	12.0%
Impact on fair value of 10% adverse change (13.2%)	($193)
Impact on fair value of 25% adverse change (15.0%)	($473)

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

8. Income Taxes

Significant components of the provision for income taxes are as follows (in thousands):

                                                                 Years Ended December 31,
                                                           -------------------------------------
                                                              2002         2003         2004
                                                           -----------  -----------  -----------
Federal:
      Current............................................ $        --  $        --  $        --
      Deferred...........................................          --           --           --
                                                           -----------  -----------  -----------
                                                                   --           --           --
                                                           -----------  -----------  -----------
State:
      Current............................................       1,692        1,183          (36)
      Deferred...........................................        (728)         700           --
                                                           -----------  -----------  -----------
                                                                  964        1,883          (36)
                                                           -----------  -----------  -----------
Income tax provision..................................... $       964  $     1,883  $       (36)
                                                           ===========  ===========  ===========

The provision for income taxes was at rates other than the U.S. Federal statutory rate for the following reasons:

                                                                 Years Ended December 31,
                                                           -------------------------------------
                                                              2002         2003         2004
                                                           -----------  -----------  -----------
U.S. Federal statutory rate..............................        34.0%        34.0%        34.0%
State taxes..............................................         6.1%         4.6%         6.0%
Net operating loss utilization...........................       -32.5%       -30.5%       -41.9%
Other....................................................         0.7%        -0.4%        -2.8%
                                                           -----------  -----------  -----------
                                                                  8.3%         7.7% $      -4.7%
                                                           ===========  ===========  ===========

At December 31, 2004, the Company had net operating loss carryforwards of approximately $68 million for federal tax purposes and $56 million for state tax purposes.  The federal carryforwards expire in the years 2013 through 2021. For federal and state tax purposes, a portion of the Company's net operating loss may be subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. A state tax provision was required, in substantial part, due to the suspension of California state net operating loss carryforwards that was in effect for both 2002 and 2003.  Approximately, $31 million of the net operating loss carryforward will begin expiring in 2006 under California law.

The primary components of temporary differences, which give rise to deferred taxes are as follows (dollars in thousands):

                                                                  December 31,
                                                           ------------------------
                                                              2003         2004
                                                           -----------  -----------
  Deferred tax  assets:
     Net operating loss carryforwards.................... $    24,616  $    26,950
     Reserves and accruals...............................       1,238        1,331
     Fixed assets........................................         794         (264)
     Mark-to-market of securities........................      (1,029)      (1,292)
     Capitalized development costs.......................      (1,511)      (1,878)
     Other...............................................         242          582
                                                           -----------  -----------
           Total deferred tax assets..................... $    24,350  $    25,429
                                                           ===========  ===========

Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets at December 31, 2003 and 2004, in the amount of $24.3 million and $25.4 million, respectively. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced. Approximately $2.6 million of the benefits related to net operating loss carryforwards indicated above are attributable to stock-based compensation, and will be recognized as an increase to the Company's additional paid-in capital where realized.

9. Warehouse and Other Lines Payable

The Company has a warehouse line of credit with GMAC Mortgage Corporation for borrowings of up to $75 million for the interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. This warehouse line requires the Company to pay GMAC a non-use fee when the average outstanding principal amount of borrowings is less than 50% of the total commitment at a rate of 0.25% per annum on the daily average unutilized commitment. Borrowings are collateralized by the related mortgage loans held-for-sale. This warehouse line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $15.0 million. The Company was in compliance with these covenants during the twelve months ended and at December 31, 2004. The committed line of credit expires on March 31, 2005.

The Company has an agreement with Greenwich Capital to finance up to $500 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan purchasers. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. As part of this agreement the Company had to pay a commitment fee of $1.0 million for the period March 31, 2003 through March 30, 2004. The commitment fee was reduced to $750,000 for the period March 15, 2004 through March 14, 2005. The commitment fee was reduced to $600,000 for the period March 15, 2005 through March 13, 2006. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. Prior to an amendment in March 2004, the Company was required to maintain a restriction of $2.5 million in cash as additional collateral. Subsequent to the amendment, there is no restriction on cash related to this facility. The Company was in compliance with these covenants during the twelve months ended and at December 31, 2004. The line will expire on March 13, 2006.

In addition, the Company has a mortgage loan purchase and sale agreement with Greenwich Capital. Under the terms of this agreement, mortgage loans which are allocated to a mandatory sell forward commitment between the Company and a loan purchaser, but have not yet been settled, may be sold to Greenwich Capital subject to the accompanying trade assignment. Revenue, in the form of a retained interest, derived from sales under this agreement is included as a receivable on the balance sheet until the transaction is settled (see Note 6). The balance of loans sold related to these receivables was $305.1 million and $337.8 million as of December 31, 2003 and December 31, 2004, respectively.

The Company has a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to their sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility requires the Company to pay an unused line fee equal to 0.50% per year on the average daily unused line balance. This facility expires on July 13, 2007. This line includes various financial and non-financial covenants. The Company was in compliance with these covenants during the twelve months ended and at December 31, 2004.

The Company has an uncommitted warehouse line of credit agreement with Merrill Lynch Mortgage Capital Inc. for borrowings of up to $100 million for the interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The uncommitted warehouse line of credit expires on February 4, 2006. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with these covenants during the twelve months ended and at December 31, 2004.

The following summarizes warehouse and other lines payable at December 31, 2003 and 2004 (dollars in thousands):

                                                                  December 31,
                                                           ------------------------
                                                              2003         2004
                                                           -----------  -----------
Warehouse lines - GMAC................................... $     8,066  $       210
Warehouse lines - Greenwich..............................      31,462       10,040
Warehouse lines - Merrill (Mortgage)                               --          877
Line of credit - Merrill (Auto)..........................       4,755        3,608
                                                           -----------  -----------
                                                          $    44,283  $    14,735
                                                           ===========  ===========

10. Accounts Payable, Accrued Expenses and Other Liabilities

The following summarizes accounts payable, accrued expenses and other liabilities at December 31, 2003 and 2004 (dollars in thousands):

                                                                  December 31,
                                                           ------------------------
                                                              2003         2004
                                                           -----------  -----------
Accounts payable......................................... $     5,398  $     9,421
Accrued compensation.....................................       1,987        2,433
Income tax payable.......................................        (579)         (21)
Other liabilities........................................       3,011        5,670
Reserves.................................................       2,386        2,333
Interest payable.........................................         347          640
                                                           -----------  -----------
                                                          $    12,550  $    20,476
                                                           ===========  ===========

Included in other liabilities is an amount related to the fair value of SFAS 133 derivatives of $0.9 million and $0.2 million at December 31, 2003 and 2004, respectively.

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

Loss reserves due to breaches of representations and warranties are recorded based on a percentage of current month sales. The Company currently calculates this loss rate exposure based on its historical loss rates as well as similar lending portfolios. Once the Company has endured a complete economic cycle, the rate will be adjusted based on actual losses as a percentage of origination volume on a historical basis. Premium repayment reserves, generated through early loan prepayments related to loans sold to loan purchasers, are recorded based on a rate determined by calculating actual prepayments as a percentage of sales on a historical basis applied to current month sales. The following illustrates the changes in the reserve balances for the years ended December 31, 2002, 2003 and 2004 by product (in thousands):

                                Mortgage    Home Equity     Auto         Total
                               -----------  -----------  -----------  -----------
Balance at 1/1/02............ $       369  $        36  $        74  $       479
   Increase to reserve.......         535          294          193        1,022
   Losses incurred...........        (286)        (169)        (146)        (601)
                               -----------  -----------  -----------  -----------
Balance at 12/31/02.......... $       618  $       161  $       121  $       900
                               ===========  ===========  ===========  ===========

Balance at 1/1/03............ $       618  $       161  $       121  $       900
   Increase to reserve.......       1,459        1,852          147        3,458
   Losses incurred...........        (768)      (1,047)        (157)      (1,972)
                               -----------  -----------  -----------  -----------
Balance at 12/31/03.......... $     1,309  $       966  $       111  $     2,386
                               ===========  ===========  ===========  ===========

Balance at 1/1/04............ $     1,309  $       966  $       111  $     2,386
   Increase to reserve.......         886        1,541           19        2,446
   Losses incurred...........      (1,201)      (1,228)         (70)      (2,499)
                               -----------  -----------  -----------  -----------
Balance at 12/31/04.......... $       994  $     1,279  $        60  $     2,333
                               ===========  ===========  ===========  ===========

11. Notes Payable

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, N.A. to support working capital needs. The interest rate charged on borrowings against these funds is based on LIBOR plus 2% and is payable monthly. The line of credit was originally scheduled to expire on June 30, 2004. However, on December 11, 2003, the agreement was amended to reduce the line of credit to $2,350,000 and extend the expiration date to June 30, 2005. As part of the amendment, the Company was required to provide restricted cash as collateral for this line of credit (see Note 2). Currently, the line of credit is being utilized to support letters of credit related to the Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds. The Company was in compliance with these covenants during the twelve months ended and at December 31, 2004. No balance was outstanding on this line as of December 31, 2003 and December 31, 2004.

12. Stockholders' Equity

Common and preferred stock

As of December 31, 2004, the Company was authorized to issue 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2004 the 5,000,000 shares of preferred stock are undesignated.

Warrants

On April 25, 2000, the Company issued two warrants to purchase up to 13.1 million shares of common stock to The Charles Schwab Corporation pursuant to a marketing agreement with Schwab. The total valuation of both of these warrants was determined to be $12.5 million. The assumptions used to value the warrants are addressed in Note 18. The amount was recorded as a contra-equity item called marketing services receivable and was expensed over a one-year term based on the Company's unilateral cancellation right on or before the end of the agreement's first year. The marketing services receivable concluded amortization on June 30, 2001 (see Note 19). On July 12, 2001 the Company exchanged the warrant to purchase 6,600,000 shares at $15 per share for a new warrant to purchase 1,389,000 shares at $5 per share (see Note 19). On June 27, 2003, this warrant was exercised on a net exercise basis and 254,566 shares of common stock were issued to complete the settlement.

In February 2001, the Company issued a warrant to purchase 300,000 shares of common stock to Greenwich Capital in connection with a warehouse agreement at an exercise price of $1.55 per share until February 23, 2006. In July 2003, Greenwich Capital assigned a portion of the warrant to an institutional investor in the amount of 150,000 common shares. At December 31, 2004, both warrants remain outstanding.

In June 2002, the Company issued a warrant to purchase 800,000 shares of common stock to Merrill Lynch Mortgage Capital, Inc. in connection with a line of credit agreement at an exercise price of $1.22 per share until June 1, 2005. At December 31, 2004 this warrant remained outstanding. In January 2005, Merrill exercised the warrant on a net exercise basis and 505,752 shares of common stock were issued to complete the settlement.

13. Employee Benefit Plans

401(k) Savings Plan

The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating employees may defer a percentage of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees of the Company age 18 years or older are eligible to participate in the 401(k) Plan. The Company did not match employee contributions during the years ended December 31, 2002, 2003 or 2004.

Stock Option and Employee Stock Purchase Plans

As of December 31, 2004, the Company had reserved up to 18,898,375 shares of common stock issuable upon exercise of options issued to certain employees, directors, and consultants pursuant to the Company's 1997 Stock Option Plan. Such options were exercisable at fair market value prices established at the date of grant (based on the closing price of the Company's stock on date of grant), and have a term of ten years. Initial optionee grants have a vested interest in 25% of the option shares upon the optionee's completion of one year of service measured from the grant date. The balance will vest in equal successive monthly installments of 1/48 upon the optionee's completion of each of the next 36 months of service. If an option holder ceases to be employed by the Company, vested options held at the date of termination may be exercised within three months. Options under the plan may be either Incentive Stock Options, as defined under Section 422 of the Internal Revenue Code, or Nonstatutory Options. During the years ended December 31, 2002, 2003 and 2004, 1,922,450, 2,205,750, and 3,349,000 options had been granted and at December 31, 2004, 2,723,992 options were still available for grant under the Company's stock option plan.

In March 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") under which 1,500,000 shares of common stock were reserved for issuance. In October 2004, the Purchase Plan was terminated. The Purchase Plan provided for an annual automatic increase in the number of shares of common stock reserved under the Purchase Plan by an amount equal to the lesser of 1,500,000 shares, 2% of the then outstanding shares, or a lesser amount determined by the Company's Board of Directors. Since the initial registration of 1,500,000 shares under the Purchase Plan, an additional 1,068,984 shares were added to the 1999 Purchase Plan by the automatic increase mechanism. Employees who participated in the Purchase Plan were eligible to have up to 15% of their earnings withheld and used to purchase shares of common stock on specified dates as determined by the Board. The price of common stock purchased under the Purchase Plan was equal to 85% of the lower of the fair market value of the common stock, at the commencement date or the ending date of each 24-month offering period. Each offering period included four six-month purchase periods. No compensation expense is recorded in connection with this plan.

Sales under the Purchase Plan for the years ended December 31, 2003 and 2004 were 905,722 and 805,328 shares of common stock at an average price of $1.10 and $1.36, respectively. As of December 31, 2004, due to the termination of the Purchase Plan, all unissued shares were released from reserve and no shares of the Company's common stock remained reserved and available for issuance under this plan.

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

                                                Years Ended December 31,
                                          -------------------------------------
                                             2002         2003         2004
                                          -----------  -----------  -----------
Stock option plan:
   Expected stock price volatility......       90.00%      67.62%      58.19%
   Risk-free interest rate..............        3.86%       2.97%       2.76%
   Expected life of options (years).....           5            3            3

Stock purchase plan:
   Expected stock price volatility......       87.00%      82.64%      72.10%
   Risk-free interest rate..............        2.90%       2.23%       1.93%
   Expected life of options (years).....           2            2            1

As a result of the above assumptions, the weighted average fair value of options granted during the years ending December 31, 2002, 2003 and 2004 was $1.05, $1.64, and $1.08 respectively. The weighted average fair value of stock purchased during the three years ending December 31, 2002, 2003 and 2004 was $0.94, $1.03, and $1.02 respectively.

A summary of the status of the Company's stock option plan and changes during those periods is presented below:

                                                        Weighted
                                                         average
                                           Number of    exercise
                                            Shares        price
                                          -----------  -----------
Outstanding as of December 31, 2001.....  10,572,959  $      3.25
 Granted................................   1,922,450         1.50
 Exercised..............................    (173,402)        1.02
 Terminated/forfeited...................    (848,671)        3.87
                                          -----------
Outstanding as of December 31, 2002.....  11,473,336         2.95
 Granted................................   2,205,750         3.50
 Exercised..............................  (1,583,658)        1.34
 Terminated/forfeited...................  (1,511,320)        3.53
                                          -----------
Outstanding as of December 31, 2003.....  10,584,108         3.22
 Granted................................   3,349,000         2.58
 Exercised..............................  (1,529,241)        1.40
 Terminated/forfeited...................  (1,523,461)        4.01
                                          -----------
Outstanding as of December 31, 2004.....  10,880,406  $      3.17
                                          ===========

The following table summarizes information about stock options outstanding at December 31, 2004:

                           Options Outstanding         Options Exercisable
                    --------------------------------- ----------------------
                                            Weighted
                                 Weighted   Average                Weighted
                                  Average  Remaining                Average
    Range of          Number     Exercise  Contractual  Number     Exercise
 Exercises Prices   Outstanding    Price      Life    Exercisable    Price
------------------- -----------  --------- ---------- -----------  ---------
$  0.05  - $  1.65   2,745,806  $    1.19       6.33   2,318,639  $    1.17
$  1.67  - $  2.19   2,735,209  $    2.00       6.19   1,841,535  $    1.97
$  2.22  - $  3.00   2,812,464  $    2.66       8.89     587,663  $    2.66
$  3.04  - $ 33.00   2,586,927  $    7.05       6.86   1,789,328  $    8.55
                    -----------                       -----------
                    10,880,406  $    3.17       7.08   6,537,165  $    3.55
                    ===========                       ===========

14. Segment and Geographic Information

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

15. Revenues and Other Income, Net

The following table provides the components of revenues (in thousands):

                                                    Years Ended December 31,
                                               -------------------------------
                                                 2002       2003       2004
                                               ---------  ---------  ---------
Revenues:
   Mortgage.................................. $  61,212  $  97,327  $  63,950
   Interest income on mortgage loans.........    15,093     15,477      7,734
   Home equity...............................    13,176     24,149     42,219
   Interest income on home equity loans......     2,379      2,998      3,939
   Auto......................................    10,609     11,415     12,161
   Closing services..........................        --                 3,907
   Other.....................................       846      1,341      1,183
                                               ---------  ---------  ---------
                                              $ 103,315  $ 152,707  $ 135,093
                                               =========  =========  =========

The following table provides the components of other income, net (in thousands):

                                                   Years Ended December 31,
                                               -------------------------------
                                                 2002       2003       2004
                                               ---------  ---------  ---------
Interest income on short-term investments.... $     240  $     184  $     120
Interest expense on non-warehouse
   facility borrowings.......................      (160)       (44)       (33)
Other........................................        --         --         --
                                               ---------  ---------  ---------
                                              $      80  $     140  $      87
                                               =========  =========  =========

16. Operating Expenses

The following table provides the components of operating expenses (in thousands):

                                                   Years Ended December 31,
                                               -------------------------------
                                                 2002       2003       2004
                                               ---------  ---------  ---------
Compensation and benefits.................... $  39,373  $  55,641  $  55,811
Processing costs.............................     9,987     11,407     12,484
Advertising and marketing....................    20,707     36,649     42,825
Occupancy and administration.................    11,770     15,098     17,165
Interest expense on warehouse borrowings.....     9,943      9,548      6,109
                                               ---------  ---------  ---------
         Total operating expenses............ $  91,780  $ 128,343  $ 134,394
                                               =========  =========  =========

Commissions and bonus compensation comprised 29%, 25%, and 23% of total compensation and benefits in the years ended December 31, 2002, 2003, and 2004 respectively. Net occupancy costs comprised 12%, 16%, and 21% of total occupancy and administration in the years ended December 31, 2002, 2003, and 2004, respectively.

The following table provides detail of the operations component of total operating expenses classified by the following revenue-related categories (in thousands):

                                                   Years Ended December 31,
                                               -------------------------------
                                                 2002       2003       2004
                                               ---------  ---------  ---------
Mortgage .................................... $  26,045  $  34,775  $  27,300
Interest expense on mortgage loans...........     7,986      7,427      3,956
Home equity..................................     8,534     14,819     21,811
Interest expense on home equity loans........     1,367      1,724      2,077
Auto.........................................     8,842     10,971      7,535
Closing services.............................        --         --      3,529
Other........................................        80         --         --
                                               ---------  ---------  ---------
Total operations............................. $  52,854  $  69,716  $  66,208
                                               =========  =========  =========

17. Fair Value of Financial Instruments

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

18. Commitments and Contingencies

Leases

The Company leases office space under an operating leases, which expires June 2010. Rent expense under operating leases amounted to $1.5 million, $2.4 million, and $3.0 million for the years ended December 31, 2002, 2003 and 2004, respectively. The Company's lease obligations under operating leases are as follows (in thousands):

       Years Ending December 31,
 2005................................................... $   2,658
 2006...................................................     2,658
 2007...................................................     2,658
 2008...................................................     2,658
 2009 and thereafter....................................     3,987
                                                          ---------
Total minimum lease payments............................ $  14,619
                                                          =========

The Company had no capital lease obligations outstanding as of December 31, 2004.

Line of Credit

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

In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. The parties are directed to report back to the court regarding the modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a "fairness" hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. Due to the inherent uncertainties of litigation, and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

On March 1, 2005, Thomas A. Murray filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois, Eastern Division, as case no. 05C-1219. The complaint alleges that the Company violated the federal Fair Credit Reporting Act in connection with a direct mailing sent to Mr. Murray. The complaint seeks damages in an unspecified amount, attorneys' fees, litigation expenses and costs of suit. The complaint purports to be a class action filed on behalf of all persons with Illinois addresses who received the mailing. The Company has not yet filed a response to the complaint. Seven similar complaints were recently filed in the district court against other parties, and on March 17, 2005 the district court denied the plaintiff's motion to reassign the cases to the judge who was presiding over a similar case that was filed in 2002. The case is pending. Due to the inherent uncertainties of litigation, the ultimate outcome of this matter cannot be predicted.

Both cases discussed above have been considered in light of Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies", and no litigation reserves were deemed necessary.

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

Mortgage bankers' blanket bond

As of December 31, 2004, the Company carried a mortgage bankers' blanket bond and errors and omissions insurance coverage for $5.0 million. The premiums for the bond and insurance coverage are paid through September 2005.

Marketing Commitments

The Company has entered into fixed contracts to purchase national television spots through the third quarter of 2004. The Company pays for this media in monthly installments, generally thirty days in advance of the scheduled start date of the media. Future minimum payments under these contracts amount to approximately $6.4 million for 2004.

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

At December 31, 2004, the Company had extended locks to originate mortgage and home equity loans amounting to approximately $216.6 million (the "locked pipeline"). At December 31, 2004, the Company had entered into best efforts forward loan sale agreements amounting to approximately $38.5 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to counterparty risk. However, it is the Company's policy and practice to use well-established U.S. financial institutions to mitigate that risk; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

At December 31, 2004, the Company had entered into mandatory sell forward commitments amounting to approximately $80.2 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market value of unsold loans. At December 31, 2004, the Company had entered into $7.1 million of commitments with loan purchasers to deliver loans related to funded loans held-for-sale.

The Company issues auto loan approvals on its prime loan production. Approved auto loan applicants are provided a guaranteed rate for up to a 45-day period. At December 31, 2004, the Company had entered into amortizing swap contracts in the amount of $18.3 million, as an economic hedge of anticipated funded loans from auto loan approvals.

19. Related Party Transactions

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

The Company recorded revenue earned from the sale of loans attributable to the marketing agreement of $7,485,000, $0, and $0 for the twelve months ended December 31, 2002, 2003 and 2004, respectively. The volume of loans associated with the above revenue was $349.5 million for the twelve months ended December 31, 2002.

Cash Marketing Costs

The original marketing agreement mentioned above stipulated that Schwab would receive cash marketing fees in the amount of $929,000, $3,547,000, $11,100,000 and $13,284,000 for each of the four years of the agreement, respectively. The escalating payments correlated to the anticipated future benefit from the marketing agreement as of April 2000. Through an amendment to the agreement, the Company obtained a unilateral right to cancel the agreement on or before June 30, 2001, which if exercised, no marketing fees would be owed for years 2 through 4 of the agreement. Also as an amendment to the agreement, the first year payment of $929,000 was reduced to $779,000. Based on the Company's ability to cancel, the first year's cash marketing fee payment of $779,000 was amortized ratably over the first year of the agreement.

Through a series of subsequent amendments, the marketing fees payable to Schwab were reduced to better match the then anticipated future benefit from the marketing agreement. The Company recorded cash marketing costs of $972,000, $0, and $0 for the twelve months ended December 31, 2002, 2003 and 2004, respectively.

In addition to marketing fees paid to Schwab, the Company incurred other advertising expense directed toward the Schwab customer base known as co-op marketing costs. The co-op marketing costs covered such items as direct mail pieces sent to Schwab customers. There was no minimum co-op marketing expense required under the agreement. The co-op marketing costs were a pass through of expenses and did not represent revenue for Schwab. The Company recorded co-op marketing costs of $91,000, $0, and $0 for the twelve months ended December 31, 2002, 2003 and 2004, respectively.

Non-cash Marketing Costs

In addition to the cash compensation under the Marketing Agreement, the Company issued two warrants to purchase 13.1 million shares of common stock to Schwab. The first warrant to purchase 6,500,000 shares of common stock at an exercise price of $3.75, had a three-year term and expired on April 25, 2003, unexercised. Half of the 6,500,000 shares under the warrant were exercisable following the one year anniversary of the date of grant, and all of the shares were exercisable following the two year anniversary, if immediately prior to exercise the Company's stock had traded at $5.75 for five consecutive days. Once exercised, the shares would have been subject to a one-year holding period before they were saleable. The second warrant to purchase 6,600,000 shares of common stock at an exercise price of $15.00, had a three and a quarter year term and an expiration date of July 25, 2003. The second warrant did not contain the same restrictions included in the first warrant, and was net exercised by Schwab on June 27, 2003 for 254,566 shares of common stock. The warrants were not subject to cancellation when the Marketing Agreement was terminated. The average of the high and low price of the Company's common stock as reported by the Nasdaq National Market on April 24, 2000 (prior to date of issuance), and April 25, 2000 (the date of issuance of the warrants and the public announcement of the agreement) was $4.16 and $7.60 per share, respectively. Following the issuance of the warrants on April 25, 2000 (and shares acquired in the private placement), Schwab beneficially owned approximately 16% of the Company's outstanding shares of common stock. Beneficial ownership includes shares directly held and those issuable under warrants that are exercisable within sixty days of April 25, 2000, regardless of whether the warrant exercise price is less that the market price.

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

The Company, like many financial institutions, has followed a policy of granting mortgage, home equity and auto loans to its directors and executive officers and members of their immediate families in the ordinary course of the Company's business. During the fiscal year ended December 31, 2004, the Company did not grant loans to any of its executive officers and directors. At the end of the fiscal year ended December 31, 2004, no loans from any such persons were held by the Company.

20. Risks and Uncertainties

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

While the Company achieved its first profitable year during 2002, the Company experienced a pre-tax loss of $1.5 million in the fourth quarter of 2003 and for the first nine months of 2004. The Company may not regain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the business, results of operations and financial condition will be adversely affected. Management believes that its cash and cash equivalents held at December 31, 2004 will be sufficient to fund its operating activities and capital expenditures, and meet all other obligations including its minimum cash and cash equivalent covenants through at least December 31, 2005.

21. Subsequent Events

Effective January 1, 2005, the Company's Board of Directors authorized an increase of 1,000,000 shares to the number of shares authorized for issuance under the Company's 1997 Stock Plan, in accordance with the annual automatic increase provision contained in the Plan.

In January 2005, the Company entered into an agreement for a warehouse line of credit for borrowings of up to $150 million for the interim financing of mortgage loans with JPMorgan Chase Bank, N.A. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on January 3, 2006. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding.

EXHIBITS
10.1	1997 Stock Plan, as amended PDF as a Courtesy
21.1	List of Subsidiaries of E-LOAN, Inc.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350,asadopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##