Form 10-K/A
period 2004-12-31
E LOAN INC
filed 2005-05-02
CIK 1082337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                             ----------------------

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

                            6230 STONERIDGE MALL ROAD
                          PLEASANTON, CALIFORNIA 94588
                          ----------------------------
           (Address of Principal Executive Offices including Zip Code)
                                 (925) 847-6200

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [ X ]   No [  ]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                INTRODUCTORY NOTE

E-LOAN, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-K to amend its Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 28, 2005 ("Original Filing"):

     o In reliance upon the Order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 34-50754, November 30, 2004), the Company is amending
          Item 9A of the Original Filing to include Management's Report on Internal Control Over Financial Reporting and the related attestation report of the Company's independent registered public accounting firm; and

     o To provide a new consent and certifications as a result of the amendment discussed above.

The Company is also filing this Amendment No. 1 to Form 10-K to include information which it previously intended to incorporate by reference from its proxy statement for its 2005 Annual Meeting of Stockholders.

As a result of this amendment, the Company is also filing as exhibits to this Amendment No. 1 to Form 10-K the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment No. 1 to Form 10-K, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment does not restate any of the financial statements contained in the Company's initial filing. Other than the aforementioned changes, all other information included in the Original Filing or exhibits to the Original Filing is unchanged.

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


                                                               HIGH          LOW
                                                               ----          ---

FISCAL 2003:
     First Quarter                                           $ 2.75       $ 1.87
     Second Quarter                                            6.81         2.55
     Third Quarter                                             6.95         3.18
     Fourth Quarter                                            4.42         2.55
FISCAL 2004:
     First Quarter                                             3.72         2.63
     Second Quarter                                            3.10         2.08
     Third Quarter                                             2.64         2.00
     Fourth Quarter                                            3.66         2.01

On March 11, 2005, the last reported sale price of the Company's common stock on the NASDAQ National Market was $3.16 per share. The Company had approximately 256 holders of record of our common stock on that date.

The Company has never declared or paid any cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. The covenants under the Company's warehouse line of credit with GMAC Mortgage Corporation prohibit the Company from paying cash dividends if in so doing, it will cause the Company to breach its tangible net worth covenant. The covenants under the Merrill Lynch Mortgage Capital Inc. warehouse line prevent the payment of dividends in excess of 50% of the net income for the calendar year.

The Company's equity plan information required by this item is incorporated by reference from the information under the heading set forth in Part III, Item 12 below.

ITEM 9A. CONTROLS AND PROCEDURES


Evaluation of Disclosure Controls and Procedures

As of December  31,  2004,  the Company  carried  out an  evaluation,  under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2004 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company's disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is a process designed under the supervision of our principal executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on the criteria in "Internal Control - Integrated Framework."

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND NOMINEES

The following table sets forth the nominees to be elected at the Company's 2005 Annual Meeting and, for each director whose term of office will extend beyond the Annual Meeting, the year such nominee or director was first elected a director, the positions currently held by the nominee and each director with the Company, the year each nominee's or director's term will expire and class of director of each nominee and each director.

NAME                                               POSITION WITH THE COMPANY                      DIRECTOR SINCE
----                                               -------------------------                      --------------

Class III Nominees to be Elected at the Annual Meeting
------------------------------------------------------

Christian A. Larsen                                Chairman of the Board                               1996
Mark E. Lefanowicz                                 President, Chief Executive Officer and Director     2002
Daniel Springer                                    Director                                            2004

Class I Directors Whose Terms Expire at the 2006 Annual Meeting
---------------------------------------------------------------

Wade Randlett                                      Director                                            1997
Claus H. Lund                                      Director                                            2002

Class II Directors Whose Terms Expire at the 2007 Annual Meeting
----------------------------------------------------------------

Robert C. Kagle                                    Director, Compensation Committee Chairman           1998
James G. Jones                                     Director, Audit Committee Chairman                  2004

EXECUTIVE OFFICERS

The names of the executive officers of the Company and their ages, titles, and biographies as of the date hereof are set forth below:

CHRISTIAN A. LARSEN; AGE 44; CHAIRMAN OF THE BOARD.

Mr. Larsen co-founded the Company in August 1996 and has served as its Chairman since March 2001. From June 1999 to February 2005, Mr. Larsen served as the Company's Chief Executive Officer. From August 1996 to June 1998 and from January 2004 to June 2004, Mr. Larsen served as President of the Company. Mr. Larsen has been a Director of the Company since its incorporation in August 1996. From October 1992 to August 1996, Mr. Larsen was the President of Palo Alto Funding Group, the mortgage brokerage he co-founded in 1992 and E-LOAN's predecessor company. Prior to business school, Mr. Larsen held positions at Chevron Corporation and NASA Ames Research Center. Mr. Larsen holds an M.B.A. degree from Stanford University and a B.S. degree from San Francisco State University.

MARK E. LEFANOWICZ; AGE 49; CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR.

Mr. Lefanowicz has served as the Company's Chief Executive Officer since February 2005 and as President since June 2004. From January 2004 to February 2005, Mr. Lefanowicz also served as the Company's Chief Operating Officer. Mr. Lefanowicz has served as a Director of E-LOAN since October 2002. Prior to E-LOAN, Mr. Lefanowicz served as CEO of Bay View Franchise Mortgage Acceptance Co. (BVFMAC). Prior to BVFMAC, Mr. Lefanowicz served as Executive Vice President and Chief Financial Officer at Bay View Capital Corporation, a diversified financial services company headquartered in San Mateo, California and parent company to Bay View Bank. Prior to Bay View Capital, Mr. Lefanowicz served as Chief Financial Officer of Provident Funding Associates, now one of the five largest wholesale residential lenders in the country. Mr. Lefanowicz is also a director of Diablo Valley Bank. Mr. Lefanowicz holds a B.S. degree in Accounting from the University of Wyoming. Having earned his CPA in 1980, he is also a member of AICPA and CACPA.

MATTHEW ROBERTS; AGE 37; CHIEF FINANCIAL OFFICER AND SECRETARY.

Mr. Roberts has served as the Company's Chief Financial Officer and Secretary since December 2000. From January 1999 to November 2000, Mr. Roberts served as the Company's Vice President of Finance. Prior to E-LOAN, Mr. Roberts served as Corporate Controller of NetDynamics from April 1997 to January 1999 (acquired by Sun Microsystems). From March 1994 to April 1997, Mr. Roberts held senior financial and operational management positions at Berkeley Systems. Mr. Roberts is a certified public accountant and holds a B.S. degree in Accounting from Santa Clara University.

HAROLD "PETE" BONNIKSON; AGE 51; VICE PRESIDENT OF MORTGAGE OPERATIONS.

Mr. Bonnikson has served as the Company's Vice President of Mortgage Operations since January 1999. Prior to E-LOAN, Mr. Bonnikson was with North American Mortgage and its predecessor companies since 1981. Mr. Bonnikson was the Executive Vice President of North American Mortgage from 1993 to 1999. Mr. Bonnikson holds a B.S. degree from California State University at Sacramento.

GEOFFREY HALVERSON; AGE 61; VICE PRESIDENT OF AUTO OPERATIONS.

Mr. Halverson has served as the Company's Vice President of Auto Operations since May 2003. Prior to E-LOAN, from 1999 until 2002, Mr. Halverson was an Executive Vice President at PeopleFirst.com, a Capital One Company. From 1996 to 1999, he was the Information Technology Director, Strategic Financial Planning and Activity Based Costing for Ameritech Corporation. In 1994, he founded AutoTRENDS Consulting to provide consulting services to the financial services industry. Mr. Halverson was an Operations Group Manager for Progressive Insurance from 1990 to 1994 and held the position of Vice President of Business Operations and Credit Risk at Security Pacific Auto Finance from 1988 to 1990. Mr. Halverson has taught Applied Mathematics and Computer Science at the college level and holds an MBA with concentration in Finance from Northern Illinois University and a B.A. in Mathematics from Lawrence University.

SCOTT MCKINLAY; AGE 53; VICE PRESIDENT AND CHIEF LEGAL OFFICER.

Mr. McKinlay has served as the Company's Vice President and Chief Legal Officer since March 2004. Prior to joining E-LOAN, Mr. McKinlay served as President and Chief Operating Officer of InPro Biotechnology from April 2002 to February 2004. From June 2000 to March 2002, Mr. McKinlay served as Senior Vice President, General Counsel and Secretary of Command Audio Corporation. From July 1993 to September 2000, Mr. McKinlay served as Director, Senior Vice President and General Counsel of First Nationwide Financial Corporation. From April 1991 to July 1993, Mr. McKinlay served as Associate General Counsel of First Nationwide Financial Corporation. Mr. McKinlay holds a J.D. from the University of San Francisco and a B.A. in English Literature from the University of California at Berkeley.

SUSAN CATHERINE MURIEL; AGE 50; CHIEF MARKETING OFFICER.

Ms. Muriel has served as the Company's Chief Marketing Officer since May 2004. From 2002 to 2004, Ms. Muriel served as Chief Marketing Officer of Upromise. From 2000 to 2002, she served as Senior Vice President of AXA Financial. From September 1998 to December 2000, Ms. Muriel served as Departmental Vice President of Customer Management at Prudential Financial. From 1988 to 1998, she served as Vice President and Director of Credit Card Marketing at Citigroup, Inc. Ms. Muriel holds a law degree from the London School of Economics and a liberal arts degree from Guildford College in England.

SEDRICK A. TYDUS; AGE 53;  VICE PRESIDENT OF HOME EQUITY OPERATIONS.

Mr. Tydus has served as the Company's Vice President of Home Equity Operations since July 2001. Prior to joining E-LOAN, Mr. Tydus was the Executive Vice President of Premier Banking at Bank of America from November 1998 to November 2000. From March 1998 to November 1998, Mr. Tydus was the Executive Vice President of California Retail Marketing at the Bank of America. From November 1996 to February 1998, Mr. Tydus was the Executive Vice President of Equity Loan Origination at Transamerica Home Loans. From 1990 to 1996, Mr. Tydus was the Executive Vice President of Northern California Retail Bank at Wells Fargo Bank. Mr. Tydus holds an M.B.A. degree from Stanford University and a B.A. degree from Dartmouth College.

AUDIT COMMITTEE

The members of the Audit Committee are Messrs. Jones (Chairman), Lund and Randlett. The Board has determined that each of the members of the Audit Committee is independent within the meaning established by applicable

NASD Marketplace Rules and Rule 10A-3 of the Securities Exchange Act of 1934. The Board has also determined that Mr. Lund is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K.

The Audit Committee's function is to provide assistance to the Company's Board in its oversight of: the integrity of the Company's financial statements; the Company's compliance with legal and regulatory requirements; the independent auditors' qualifications and independence; and the performance of the Company's internal audit function and independent auditors. The Audit Committee is solely responsible for the appointment, compensation and oversight of the independent auditors, and, if deemed necessary, the termination of the independent auditors. The Audit Committee met seven times during fiscal year 2004. The Audit Committee's authority and duties and obligations are more particularly described in the Audit Committee's amended and restated charter adopted by the Board on March 12, 2004.

In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy requires that all services to be provided by PricewaterhouseCoopers LLP, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal year 2004.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that the following reports on Form 4 were not timely filed: Christian Larsen filed one late Form 4; Claus Lund filed one late Form 4, and Daniel Springer filed one late Form 4, each reporting one transaction.

CODE OF ETHICS

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

FAMILY RELATIONSHIPS

As a result of his marriage in December 2003, Christian A. Larsen is the brother-in-law to three long-time Company employees. The three employees are all loan consultants for the Company.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table shows certain compensation information for each person serving as the Chief Executive Officer of the Company and each of the four highest paid executive officers other than the Chief Executive Officer (the "Named Executive Officers"). Compensation data is shown for the years ended December 31, 2002, 2003 and 2004. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

                                                                                     LONG-TERM
                                                  ANNUAL COMPENSATION            COMPENSATION AWARDS
                                              --------------------------    -------------------------------
                                                                                                NUMBER
                                                                               RESTRICTED      OF SHARES
                                                                                 STOCK        UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR      SALARY       BONUS             AWARDS         OPTIONS     COMPENSATION
---------------------------------------------------------------------------------------------------------------------------
Christian A. Larsen (2)                 2004    $230,075           --                --              --         $106(1)
     Chief Executive Officer            2003    $200,000     $133,832                --              --       $2,664(1)
                                        2002    $200,000     $200,000                --              --       $1,753(1)

 Mark E. Lefanowicz (2)                 2004    $245,865           --                --         950,000              --
     President; Chief Executive         2003          --           --                --              --              --
     Officer; Director                  2002          --           --                --              --              --

Joseph J. Kennedy (3)                   2004     $56,207           --                --              --   $1,356,033(4)
     President;                         2003    $230,000     $155,480                --          25,000              --
     Chief Operating Officer; Director  2002    $230,000     $175,000                --              --         $128(5)

Matthew Roberts                         2004    $189,524      $75,000                --              --              --
     Chief Financial Officer;           2003    $175,000     $117,103                --           1,250              --
     Secretary                          2002    $175,000     $132,500                --              --         $199(5)

Susan Catherine Muriel                  2004    $132,981      $75,000                --         300,000      $97,895(6)
    Chief Marketing Officer             2003          --           --                --              --              --
                                        2002          --           --                --              --              --

Harold "Pete" Bonnikson                 2004    $175,000      $63,750                --              --              --
     VP, Operations                     2003    $175,000     $153,050                --          25,000              --
                                        2002    $175,000     $137,281                --          50,000              --

---------------------------------------------------------------------------------------------------------------------------

(1)  Consists of medical and dental taxable benefits.

(2) In February 2005, Mr. Lefanowicz replaced Mr. Larsen as the Company's Chief Executive Officer.

(3) Mr. Kennedy resigned as the Company's President, Chief Operating Officer and as a Director on January 29, 2004, and as an employee on April 12, 2004.

(4) Mr. Kennedy received severance in the amount of $230,000 and income from the exercise of Non-Qualified Stock Options in the amount of $1,126,033.

(5)  Consists of a deferred sales charge on a 401(k) plan administrator switch.

(6) Ms. Muriel received $50,000 as a Sign-On Bonus and an additional $47,895 in relocation expenses.

EMPLOYMENT AGREEMENTS

On January 29, 2004, Joseph J. Kennedy and the Company entered into a Separation Agreement and Release of Claims, which superseded Mr. Kennedy's existing employment agreement. Under the terms of the Separation Agreement and Release of Claims, Mr. Kennedy resigned as President, Chief Operating Officer and as a Director of the Company on January 29, 2004, and as an employee effective April 12, 2004. The Company agreed to pay Mr. Kennedy approximately $312,000 related to severance, benefits and employer taxes. Additionally, the Company agreed to accelerate the vesting of all unvested options held by Mr. Kennedy and to extend the exercise period for such options through April 12, 2006, which modifications resulted in a $635,500 non-cash compensation charge recorded in 2004.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers during the fiscal year ended December 31, 2004. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock.

                                   NUMBER OF      % OF TOTAL                                    POTENTIAL REALIZABLE VALUE
                                    SHARES          OPTIONS                                       AT ASSUMED ANNUAL RATES
                                  UNDERLYING      GRANTED TO       EXERCISE                     OF STOCK PRICE APPRECIATION
                                    OPTIONS      EMPLOYEES IN        PRICE      EXPIRATION          FOR OPTION TERM (3)
NAME                              GRANTED (1)   FISCAL YEAR (2)    PER SHARE       DATE               5%            10%
----------------------------------------------------------------------------------------------------------------------------
Christian A. Larsen                        --               --            --            --                --            --

Mark E. Lefanowicz                    950,000           29.42%         $2.75       1/29/14        $1,642,987    $4,163,652

Joseph J. Kennedy (4)                      --               --            --            --                --            --

Matthew Roberts                            --               --            --            --                --            --

Susan Catherine Muriel                300,000            9.29%         $2.44       5/28/14          $460,351    $1,166,619

Harold "Pete" Bonnikson                    --               --            --            --                --            --

----------------------------------------------------------------------------------------------------------------------------

(1) All options were granted under the Company's 1997 Stock Plan and have exercise prices equal to the fair market value on the grant date.

(2) Based on options to purchase an aggregate of 3,229,000 shares granted in fiscal 2004.

(3) Pursuant to the rules of the Securities and Exchange Commission, the dollar amounts set forth in these columns are the result of calculations based on the set rates of 5% and 10%, and therefore are not intended to forecast possible future appreciation, if any, of the price of the Common Stock.

(4) Mr. Kennedy resigned on January 29, 2004 as President, Chief Operating Officer and as a Director of the Company. The original expiration date on options granted to Mr. Kennedy in 2003 was August 8, 2013. The options would have terminated within three months of termination. Pursuant to Mr. Kennedy's Separation Agreement, these options now expire on April 12, 2006.

OPTION EXERCISES AND HOLDINGS

The following table provides information with respect to option exercises in fiscal 2004 by each person serving as the Chief Executive Officer of the Company and each of the four highest paid executive officers other than the Chief Executive Officer, and the value of such officers' unexercised options at December 31, 2004:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                               NUMBER OF SHARES
                                                            UNDERLYING UNEXERCISED               VALUE OF UNEXERCISED
                                                                  OPTIONS AT                   IN-THE-MONEY OPTIONS AT
                                                              FISCAL YEAR-END (#)              FISCAL YEAR-END ($) (1)
                                                         ------------------------------    ---------------------------------
                               SHARES
                             ACQUIRED ON       VALUE
NAME                         EXERCISE (#)   REALIZED ($)  EXERCISABLE    UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------------
Christian A. Larsen                     --           --        403,124          46,876           $854,623           $99,377

Mark E. Lefanowicz                      --           --        282,708         787,292           $267,806          $571,894

Joseph J. Kennedy (2)              584,580   $1,066,850        737,939               0           $776,856                $0

Matthew Roberts                         --           --        554,696          30,209           $868,751           $51,293

Susan Catherine Muriel                  --           --         43,750         256,250            $41,125          $240,875

Harold "Pete" Bonnikson                 --           --        796,969          17,292           $952,786           $29,894

----------------------------------------------------------------------------------------------------------------------------

(1) Market value of unexercised options is based on the price of the last reported sale of the Company's Common Stock on the NASDAQ National Market of $3.38 per share on December 31, 2004 (the last trading day for fiscal
     2004), minus the exercise price.

(2) Mr. Kennedy resigned on January 29, 2004 as President, Chief Operating Officer and as a Director of the Company.

COMPENSATION OF DIRECTORS

EMPLOYEE DIRECTOR COMPENSATION.

     Directors who are also employees of the Company receive no fees for services provided in that capacity, but are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

NON-EMPLOYEE DIRECTOR COMPENSATION.

     Effective April 29, 2005, Directors who are not employees of the Company receive $2,000 for each Board meeting attended. Directors, not including the Chairman of the Audit Committee, receive $5,000 annually for serving on a committee of the Board. The Chairman of the Audit Committee receives $10,000 annually for serving as the Audit Committee Chairman. Directors are also reimbursed for out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and its committees. Mr. Kagle has waived all Director fees to which he would otherwise be entitled. During fiscal year 2004 the Directors did not receive any fees.

     In connection with their services to the Company, non-employee directors are also entitled to participate in the Company's 1997 Stock Plan. The Company grants options to its directors upon commencement of service and also upon commencement of service as a committee chair. Initial options granted under this plan have terms of ten years and typically the shares underlying the option vest over four years at the rate of 25% on the one-year anniversary date, with the remaining shares vesting monthly in equal increments over the remaining three years. The exercise price of each option granted typically equals 100% of the fair market value of the Common Stock, based on the closing price of the Common Stock as reported on the NASDAQ National Market on the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company is not aware of any interlocks or insider participation required to be disclosed under applicable rules of the Securities and Exchange Commission.

COMPENSATION COMMITTEE REPORT OF THE BOARD OF DIRECTORS

         THE FOLLOWING COMPENSATION COMMITTEE REPORT AND THE PERFORMANCE GRAPH INCLUDED ELSEWHERE IN THIS ANNUAL REPORT DO NOT CONSTITUTE SOLICITING MATERIAL AND SHOULD NOT BE DEEMED FILED OR INCORPORATED BY REFERENCE INTO ANY OTHER COMPANY FILING UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES THIS REPORT OR THE PERFORMANCE GRAPH BY REFERENCE THEREIN.

This report is provided by the Compensation Committee of the Board of Directors (the "Committee") to assist stockholders in understanding the Committee's objectives and procedures in establishing the compensation of the Company's Chief Executive Officer and other executive officers. The Committee, made up of non-employee directors, is responsible for establishing and administering the Company's executive compensation program.

The Committee is responsible for reviewing the compensation and benefits for the Company's executive officers, as well as supervising and making recommendations to the Board on compensation matters generally. The Committee also administers the Company's stock option and purchase plans and makes grants to executive officers under the Company's 1997 Stock Plan.

COMPENSATION POLICIES

The Board's compensation philosophy is to provide cash and equity incentives to the Company's executive officers and other employees to attract highly qualified personnel in order to maintain the Company's competitive position. The Board's compensation program goals are to: attract, retain and motivate qualified executive officers and employees who contribute to the Company's long-term success; align the compensation of executive officers with the Company's business objectives and performance; and align incentives for executive officers with the interests of stockholders in maximizing value.

COMPENSATION COMPONENTS

The compensation for executive officers generally consists of salary, stock option awards and an executive bonus plan.

BASE SALARY

The salaries of each of the executive officers of the Company are generally based on salary levels of similarly sized companies. The Committee reviews generally available surveys and other published compensation data. The compensation of the executive officers, including the Chief Executive Officer, are generally reviewed annually by the Committee and/or the Board and adjusted on the basis of performance, the Company's results for the previous year and competitive conditions.

BONUSES

Certain executive officers are eligible for a quarterly or annual bonus based on quarterly or annual performance metrics and other operational goals, under the Company's executive bonus plan.

EQUITY-BASED COMPENSATION

The Compensation Committee periodically grants to its executive officers stock options under the 1997 Plan in order to provide additional incentive for such persons. The Committee believes that such incentive promotes the long-term interests of the Company's stockholders. Options generally vest over a four-year period to encourage option holders to continue employment with the Company. The exercise price of all incentive stock options granted under the 1997 Plan must be at least equal to the fair market value of the Common Stock on the date of grant. The exercise price of non-statutory stock options and stock performance rights (SPR) granted under the 1997 Plan is determined by the Committee, but with respect to non-statutory stock options intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code, the exercise price must at least be equal to the fair market value of the Common Stock on the date of grant.

401(k) SAVINGS PLAN

Executive officers are eligible to participate in the Company's 401(k) Plan. Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 100%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. Commencing in 2005, the Company will match employee contributions up to $1,000, calculated at a rate of 50% of the first $2,000 contributed to a 401(k) account by an eligible employee who remains an employee of the Company as of end of the year. The matching funds will be immediately vested once contributed by the Company.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

The process of determining the compensation for the Company's Chief Executive Officer and the factors taken into consideration in such determination are generally the same as the process and factors used in determining the compensation of all of the executive officers of the Company. As of December 31, 2004, Mr. Larsen's annual salary was $250,000. The Committee believes that Mr. Larsen's base salary and incentive compensation is within the range of compensation for Chief Executive Officers of other companies engaged in the online mortgage lending industry and is consistent with the foregoing philosophy and objectives and reflect the scope and level of his responsibilities. Mr. Larsen did not receive a bonus during fiscal 2004 because the Company did not meet certain performance criteria established by the Compensation Committee. In February 2005, Mr. Lefanowicz replaced Mr. Larsen as Chief Executive Officer. Mr. Lefanowicz's current annual salary is $250,000.

TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

Section 162(m) of the Code limits the federal income tax deductibility of compensation paid to the Company's Chief Executive Officer and to each of the other four most highly compensated executive officers. The Company may deduct such compensation only to the extent that during any fiscal year the compensation paid to any such individual does not exceed $1,000,000, unless compensation is performance-based and meets certain specified conditions (including stockholder approval). Based on the Company's current compensation plans and policies and the transition rules of Section 162(m), the Company and the Board do not anticipate, for the near future, that the Company will lose any significant tax deduction for executive compensation.

THE COMPENSATION COMMITTEE

Robert C. Kagle
Claus H. Lund

                                PERFORMANCE GRAPH


The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, for E-LOAN, Inc., the NASDAQ Stock Market Index (US) and a "peer group" selected by the Company. The peer group includes NetBank, Inc., E*Trade Group, Inc. and InsWeb Corp. The Company's shares are traded on the NASDAQ National Market System under the symbol "EELN". The graph assumes that $100 was invested in the Company's Common Stock, the NASDAQ Stock Market Index (US) and the "peer group" selected by the Company from December 31, 1999 through December 31, 2004, the last trading day of the Company's 2004 fiscal year. The total return indices reflect reinvested dividends and are weighted on a market capitalization basis at the time of each reported data point. Historic stock price performance is not necessarily indicative of future stock price performance.


                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
            AMONG E-LOAN, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                                AND A PEER GROUP


               [Data below represents line chart in printed piece]

*$100 invested on 12/31/99 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

                                                                   CUMULATIVE TOTAL RETURN
                                           -------------------------------------------------------------------------
                                                 12/99       12/00        12/01       12/02       12/03       12/04
E-LOAN, INC.                                    100.00        3.08        11.32       11.38       18.34       20.80
NASDAQ STOCK MARKET (U.S.)                      100.00       59.19        44.90       25.97       37.93       40.26
PEER GROUP                                      100.00       25.95        36.31       18.50       43.39       49.10

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                  SECURITY OWNERSHIP OF DIRECTORS, OFFICERS AND
                            CERTAIN BENEFICIAL OWNERS

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock by each beneficial owner of more than 5% of the Company's Common Stock, each director of the Company, the Company's Chief Executive Officer and the four other highest paid executive officers (the "Named Executive Officers"), and the directors and executive officers as a group.

                                                           Amount and Nature of Beneficial Ownership   Percent of
Beneficial Owner (1)                                          of Common Stock as of 4/15/2005 (2)(3)      Class
--------------------------------------------------------------------------------------------------------------------
Entities affiliated with Benchmark Capital Partners (4)                                4,118,883          6.32%
     Robert C. Kagle
Second Curve Capital, LLC (5)                                                          5,003,500          7.67%
Wells Fargo & Company (6)                                                              3,288,299          5.04%
Christian A. Larsen                                                                    3,280,312          4.99%
Mark E. Lefanowicz                                                                       477,499              *
Joseph J. Kennedy (7)                                                                    601,339              *
Harold "Pete" Bonnikson                                                                  830,505          1.26%
Matthew Roberts                                                                          606,004              *
Susan Catherine Muriel                                                                    74,999              *
Wade Randlett                                                                             49,250              *
James G. Jones                                                                            27,083              *
Claus H. Lund                                                                             66,250              *
Daniel Springer                                                                           75,000              *
All directors and executive officers as a group                                       10,934,422         15.87%
(15 persons)

--------------------------------------------------------------------------------------------------------------------

*    Represents less than one percent of the outstanding Common Stock.

(1) The business address for Messrs. Larsen, Lefanowicz, Kennedy, Bonnikson Roberts, Randlett, Jones, Lund and Springer, and Ms. Muriel, is E-LOAN, Inc., 6230 Stoneridge Mall Road, Pleasanton, CA 94588.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Information regarding ownership of the Company's Common Stock by security holders is based upon a review of Forms 3, 4 and 5, and Schedules 13D and 13G filed with the Securities and Exchange Commission.

(3) This column includes 450,000 shares for Mr. Larsen, 402,499 shares for Mr. Lefanowicz, 601,339 shares for Mr. Kennedy, 803,844 shares for Mr. Bonnikson, 578,654 shares for Mr. Roberts, 74,999 for Ms. Muriel, 40,000 shares for Mr. Randlett, 25,000 shares for Mr. Springer, 27,083 shares for Mr. Jones and 66,250 shares for Mr. Lund, that may be acquired by them pursuant to stock options that are or will become exercisable within 60 days. It also includes the following shares held by immediate family members of the identified director or named executive, but as to which he disclaims any other beneficial interest: Mr. Lefanowicz (75,000 shares held by spouse); Mr. Bonnikson (4,100 shares held by spouse and children).

(4) Consists of 16,593 shares held directly by Mr. Kagle and 4,102,290 shares held by entities affiliated with Benchmark Capital Partners. Mr. Kagle, a Director of the Company, is a member of a Benchmark Capital Partners affiliate and disclaims beneficial ownership of the shares held by entities affiliated with Benchmark Capital Partners, except to the extent of his proportionate partnership interest therein. The business address for Mr. Kagle is Benchmark Capital Management Co. II, L.L.C., 2480 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(5) The business address for Second Curve Capital, LLC is 200 Park Avenue, Suite 3300, New York, NY 10166.

(6) The business address for Wells Fargo & Company is 420 Montgomery Street, San Francisco, CA 94104.

(7) Mr. Kennedy resigned on January 29, 2004 as President, Chief Operating Officer and as a Director of the Company.

EQUITY COMPENSATION PLAN INFORMATION


The following table summarizes share and exercise information about the Company's equity compensation plans as of December 31, 2004.

                                                                                             NUMBER OF SECURITIES
                                          NUMBER OF SECURITIES                             REMAINING AVAILABLE FOR
                                            TO BE ISSUED UPON       WEIGHTED-AVERAGE        FUTURE ISSUANCE UNDER
                                               EXERCISE OF         EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                                          OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
PLAN CATEGORY                              WARRANTS AND RIGHTS    WARRANTS AND RIGHTS      INCLUDED IN 1ST COLUMN)
----------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Approved by
Security Holders (1)(2)                       10,880,406(3)              $3.17                    2,723,992

Equity Compensation Plans Not Approved
by Security Holders                                0                       --                         0
                                          ---------------------  -----------------------    ---------------------

TOTAL                                          10,880,406                $3.17                    2,723,992
----------------------------------------------------------------------------------------------------------------------

(1) Consists of the Company's 1997 Stock Plan and 1999 Employee Stock Purchase Plan, each as amended to date.

(2) The 1999 Employee Stock Purchase Plan was terminated by the Company upon the completion of the offering period ended October 31, 2004.

(3) Represents 2,723,992 shares available for issuance under the 1997 Stock Plan. The 1997 Stock Plan provides for annual increases equal to the lesser of 4,500,000 shares, 4% of the then outstanding shares, or a lesser amount determined by the Board. An additional 1,000,000 shares were approved by the Board for issuance under the 1997 Stock Plan as of January 2005, which are not reflected in this table.



EMPLOYEE BENEFIT AND LONG-TERM COMPENSATION PLANS

1997 STOCK PLAN

The Company's 1997 Stock Plan ("1997 Plan") provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for the granting to employees, directors and consultants of non-statutory stock options and stock purchase rights ("SPRs"). The 1997 Plan was approved by the Board of Directors in August 1997 and by the Company's stockholders in November 1997. Since its inception, a total of 19,898,375 shares of Common Stock have been reserved for grant pursuant to the 1997 Plan, including an additional 1,000,000 shares that were approved by the Board for issuance under the 1997 Plan as of January 2005. The 1997 Plan provides for annual increases equal to the lesser of 4,500,000 shares, 4% of the then outstanding shares, or a lesser amount determined by the Board. As of December 31, 2004, there were 2,723,992 shares available for grant.

The Company periodically grants to its executive officers and general employees stock options under the 1997 Plan in order to provide additional incentive for such persons. The Board believes that such incentive promotes the long-term interests of the Company's stockholders. Options generally vest over a four-year period to encourage option holders to continue employment with the Company. The exercise price of all incentive stock options granted under the 1997 Plan must be at least equal to the fair market value of the Common Stock on the date of grant. The exercise price of non-statutory stock options and SPRs granted under the 1997 Plan is determined by the Compensation Committee, but with respect to non-statutory stock options intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code, the exercise price must at least be equal to the fair market value of the Common Stock on the date of grant.

In granting options, the Compensation Committee takes into account each individual's level of responsibility within the Company and such individuals expected future contribution, as well as the number of shares and outstanding options already held by the individual. Employees may also be entitled to receive additional option grants where the employee's job has significantly changed through growth or promotion.

1999 EMPLOYEE STOCK PURCHASE PLAN

The Company's 1999 Employee Stock Purchase Plan ("1999 Purchase Plan") provided eligible employees of the Company the opportunity to purchase the Company's Common Stock through payroll deductions of up to 15% of the participant's compensation. The 1999 Purchase Plan was adopted by the Board of Directors in March 1999 and by the Company's stockholders in April 1999. Since its inception, a total of 3,811,719 shares of Common Stock were reserved for issuance under the 1999 Purchase Plan. The 1999 Purchase Plan provided for annual increases equal to the lesser of 1,500,000 shares, 2% of the then outstanding shares, or a lesser amount determined by the Board. In fiscal year 2004, 805,328 shares were issued pursuant to the 1999 Purchase Plan. The Company terminated the 1999 Purchase Plan upon the completion of the offering period ended October 31, 2004. The remaining reserve of 1,108,561 shares expired upon the termination of the 1999 Purchase Plan.

401(k) SAVINGS PLAN

The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 100%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees of the Company age 18 years or older are eligible to participate in the 401(k) Plan. Commencing in 2005, the Company will match employee contributions up to $1,000, calculated at a rate of 50% of the first $2,000 contributed to a 401(k) account by an eligible employee who remains an employee of the Company as of end of the year. The matching funds will be immediately vested once contributed by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS TO EXECUTIVE OFFICERS AND DIRECTORS

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

The Company, like many financial institutions, has followed a policy of making mortgage, home equity and auto loans to its directors and executive officers and members of their immediate families in accordance with the terms of the Sarbanes-Oxley Act and in the ordinary course of the Company's business. During the fiscal year ended December 31, 2004, the Company did not make loans to any of its executive officers and directors. At the end of the fiscal year ended December 31, 2004, no loans from any such persons were held by the Company.

SEPARATION AGREEMENT WITH JOSEPH KENNEDY

On January 29, 2004, the Company announced the resignation of its President, Chief Operating Officer and Director, Joseph Kennedy. In accordance with a Separation Agreement, also dated January 29, 2004, the Company agreed to pay Mr. Kennedy approximately $312,000 related to severance, benefits and employer taxes. Additionally, the Company agreed to accelerate the vesting of all unvested options held by Mr. Kennedy and to extend the exercise period for such options through April 12, 2006, which modifications resulted in a $635,500 non-cash compensation charge recorded in 2004.

SALES OF LOANS TO BELVEDERE TRUST MORTGAGE CORP.

Claus H. Lund, director of the Company, is an executive officer and greater than 20% shareholder of Belvedere Trust Mortgage Corp., an investor in residential mortgage loans and home equity lines of credit. The Company periodically sells loans to Belvedere on substantially the same terms and conditions as those governing sales to other purchasers of the Company's loans. This relationship has been disclosed to and approved by the Company's Board of Directors and its Audit Committee. Revenues generated from the sales to Belvedere do not exceed the independence thresholds for directors set forth under NASDAQ Marketplace Rule 4200(a)(15)(D). During fiscal 2004, the Company sold loans to Belvedere in the aggregate principal amount of $148 million. The Company recognized revenues of $2.7 million for loans sold to Belvedere in fiscal 2004.

MARKETING AGREEMENT WITH RESPONSYS, INC.

Daniel Springer, director of the Company, is the Chief Executive Officer of Responsys, Inc., a provider of digital marketing solutions. Responsys has provided online marketing services to the Company since 2001. The transactions with Responsys do not exceed the independence thresholds for directors set forth under NASDAQ Marketplace Rule 4200(a)(15)(D). During fiscal 2004, the Company paid to Responsys an aggregate of $225,900 in exchange for marketing services provided.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES TO ITS INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING FIRM FOR FISCAL 2004 AND
2003

The following table shows the fees billed to the Company for the audit and other services provided by PricewaterhouseCoopers LLP for fiscal 2004 and 2003.

                                      FISCAL 2004        FISCAL 2003
                                     -------------      -------------

Audit fees (1)                       $   1,873,990        $ 414,750
Audit-related fees (2)               $      66,450        $  33,250
Tax fees (3)                         $           0        $ 125,646
All other fees (4)                   $       2,439        $  20,074

     (1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements, review of our quarterly financial statements, and the audit of management's assessment and the effectiveness of internal control over financial reporting.

     (2) Audit-related fees consisted primarily of accounting consultations and out-of-pocket expenses.

     (3) For fiscal 2004 and 2003, respectively, tax fees principally included tax compliance fees of $0 and $93,586, and tax advice and tax planning fees of $0 and $32,060.

     (4) All other fees principally include research subscription service license fees paid to PricewaterhouseCoopers LLP.

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy adopted by the Audit Committee requires pre-approval of audit, audit-related, non-audit and tax services. The policy authorizes the Committee to delegate to one or more of its members pre-approval authority, subject to ratification by the full committee, with respect to permitted services.

                                     PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements of E-LOAN, inc. and its subsidiaries are found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004:

     FINANCIAL STATEMENTS                                                  PAGE
     --------------------                                                  ----

     Report of Independent Registered Public Accounting Firm                F-2

     Balance Sheets                                                         F-3

     Statements of Operations                                               F-4

     Statements of Stockholders' Equity                                     F-5

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

10.31          E-LOAN 2004 Executive Bonus Plan (14)

10.32 1/05 Senior Secured Credit Agreement with JPMorgan Chase Bank, N.A. dated January 4, 2005 (15)

10.33 Amendment No. 2 to Master Repurchase Agreement with Merrill Lynch Mortgage Capital, Inc. dated February 4, 2005 (16)

10.34 Amendment Number Fourteen to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 14, 2005 (17)

21.1           List of Subsidiaries of E-LOAN, Inc. (18)

23.1 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm dated March 25, 2005 (18)

23.2 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm dated May 2, 2005

31.1 Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#

31.2 Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#

32.1           Chief  Executive  Officer  Certification  Pursuant  to 18  U.S.C.
               Section  1350,  as  adopted   pursuant  to  section  906  of  the
               Sarbanes-Oxley Act of 2002##

32.2           Chief  Financial  Officer  Certification  Pursuant  to 18  U.S.C.
               Section   1350,asadopted   pursuant   to   section   906  of  the
               Sarbanes-Oxley Act of 2002##

---------------------------

     1. Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-74945) filed on March 24, 1999, as amended, which Registration Statement became effective June 28, 1999 (File No. 333-74945).

     2. Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 09/30/99) filed on November 15, 1999, as amended (File No. 000-25621).

     3. Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 09/30/04) filed on November 9, 2004. (File No. 000-25621).

     4. Incorporated by reference from the Company's Annual Report on Form 10-K/A (FYE 12/31/00) filed on April 23, 2001 (File No. 000-25621).

     5. Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 09/30/01) filed on November 14, 2001 (File No. 000-25621).

     6. Incorporated by reference from the Company's Annual Report on Form 10-K (FYE 12/31/01) file on April 1, 2002 (Filed No. 000-25621).

     7. Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 06/30/02) filed on August 14, 2002 (File No. 000-25621).

     8. Incorporated by reference from the Company's Annual Report on Form 10-K (FYE 12/31/02) filed on March 31, 2003 (File No. 000-25621).

     9. Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 03/31/03 filed) on May 15, 2003 (File No. 000-25621).

     10. Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 06/30/03) filed on August 13, 2003 (File No. 000-25621).

     11. Incorporated by reference from the Company's Annual Report on Form 10-K (FYE 12/31/03) filed on March 12, 2004 (File No. 000-25621).

     12. Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 03/31/04) filed on May 7, 2004 (File No. 000-25621).

     13. Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 06/30/04) filed on August 9, 2004 (File No. 000-25621)

     14. Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 9/30/04) filed on November 9, 2004 (File No. 000-25621)

     15. Incorporated by reference from the Company's Current Report on Form 8-K filed on January 7, 2005 (File No. 000-25621)

     16. Incorporated by reference from the Company's Current Report on Form 8-K filed on February 10, 2005 (File No. 000-25621)

     17. Incorporated by reference from the Company's Current Report on Form 8-K filed on March 17, 2005 (File No. 000-25621)

     18. Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 28, 2005 (File No. 000-25621)

* Confidential Treatment Granted
+ Confidential Treatment Requested
# Filed herewith
## Previously Furnished

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     E-LOAN, Inc., a Delaware corporation

                                     By /s/ Matthew Roberts
                                        ----------------------------------------
                                        Matthew Roberts, Chief Financial Officer




Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                  Title                                                   Date
---------                                  -----                                                   ----
           *                               Chairman of the Board of Directors                      May 2, 2005
---------------------------
Christian A. Larsen

           *                               Chief Executive Officer, President and Director         May 2, 2005
---------------------------
Mark E. Lefanowicz

           *                               Director                                                May 2, 2005
---------------------------
Robert C. Kagle

           *                               Director                                                May 2, 2005
---------------------------
Wade Randlett

           *                               Director                                                May 2, 2005
---------------------------
Claus H. Lund

           *                               Director, Audit Committee Chairman                      May 2, 2005
---------------------------
James G. Jones

           *                               Director                                                May 2, 2005
---------------------------
Daniel Springer


*By:  /s/ Matthew Roberts
      --------------------------------------
       Matthew Roberts, Attorney-in-fact

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of E-LOAN, Inc.:

In our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under item 9A, that E-LOAN, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of E-LOAN, Inc. at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and in our report dated March 25, 2005 we expressed an unqualified opinion thereon.

PricewaterhouseCoopers LLP

San Francisco, California
May 2, 2005

                                    EXHIBITS



23.2 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm dated May 2, 2005

31.1 Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#

31.2 Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#


               # Filed herewith