Form 10-Q
period 2005-03-31
E LOAN INC
filed 2005-05-10
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 or

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

    As of April 29, 2005, 65,239,303 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

E-LOAN, INC.
Quarterly Report on Form 10-Q for the Period Ended March 31, 2005
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of December 31, 2004 and March 31, 2005	**

Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2005	**

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2005	**

Notes to Condensed Consolidated Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits	**

Signatures	**

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS)

                                                                                December 31,   March 31,
                                                                                    2004          2005
                                                                                ------------  ------------

ASSETS
Cash and cash equivalents (includes $2,350 of restricted cash)................ $     55,066  $     65,210
Loans held-for-sale...........................................................       17,505        26,204
Accounts receivable, prepaids and other assets................................       19,014        27,248
Fixed assets, net.............................................................       15,860        15,582
Retained interests in auto loans - trading....................................       13,954            --
                                                                                ------------  ------------
           Total assets....................................................... $    121,399  $    134,244
                                                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Warehouse and other lines payable............................................. $     14,735  $     25,163
Accounts payable, accrued expenses and other liabilities......................       20,476        20,116
                                                                                ------------  ------------
           Total liabilities..................................................       35,211        45,279
                                                                                ------------  ------------
Commitments and contingencies (Note 14):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2004 and March 31, 2005; 0 shares issued and
      outstanding at December 31, 2004 and March 31, 2005.....................           --            --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2004 and March 31, 2005; 64,427,390 and
      65,239,303 shares issued and outstanding at December 31, 2004
      and March 31, 2005......................................................           64            65
Additional paid-in capital....................................................      268,894       269,449
Accumulated deficit...........................................................     (182,770)     (180,549)
                                                                                ------------  ------------
           Total stockholders' equity.........................................       86,188        88,965
                                                                                ------------  ------------
           Total liabilities and stockholders' equity......................... $    121,399  $    134,244
                                                                                ============  ============

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                            Three Months Ended
                                                               March 31,
                                                            2004         2005
                                                         -----------  -----------
Revenues (Note 12)..................................... $    30,631  $    38,385

Operating expenses:
    Operations (Note 13)...............................      14,942       17,595
    Sales and marketing................................      11,132       13,408
    Technology.........................................       2,166        2,476
    General and administrative.........................       3,516        2,666
                                                         -----------  -----------
           Total operating expenses....................      31,756       36,145
                                                         -----------  -----------
Income (loss) from operations..........................      (1,125)       2,240
Other income, net......................................          15           14
                                                         -----------  -----------
Income (loss) before taxes.............................      (1,110)       2,254
Income taxes...........................................          --          (33)
                                                         -----------  -----------
Net income (loss)...................................... $    (1,110) $     2,221
                                                         ===========  ===========

Net income (loss) per share:
    Basic.............................................. $     (0.02) $      0.03
                                                         ===========  ===========
    Diluted............................................ $     (0.02) $      0.03
                                                         ===========  ===========

    Weighted-average shares - basic....................      62,325       65,092
                                                         ===========  ===========
    Weighted-average shares - diluted..................      62,325       68,291
                                                         ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                    Three Months Ended
                                                                       March 31,
                                                                    2004         2005
                                                                 -----------  -----------
Cash flows from operating activities:
   Net income (loss)........................................... $    (1,110) $     2,221
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization of fixed assets.............       1,418        1,594
     Non-cash compensation expense.............................         636           --
     Changes in operating assets and liabilities:
       Loans held-for-sale.....................................     (30,680)      (8,699)
       Retained interests in auto loans - trading..............      (1,720)      13,954
       Accounts receivable, prepaids, and other assets.........       8,314       (8,235)
       Accounts payable, accrued expenses and
         other payables........................................       4,406         (360)
                                                                 -----------  -----------
         Net cash (used in) provided by operating activities...     (18,736)         475
                                                                 -----------  -----------
Cash flows from investing activities:
   Acquisition of fixed assets.................................      (3,512)      (1,315)
                                                                 -----------  -----------
         Net cash used in investing activities                       (3,512)      (1,315)
                                                                 -----------  -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................         352          556
   Proceeds from warehouse and other lines payable.............   1,074,149    1,145,251
   Repayments of warehouse and other lines payable.............  (1,040,667)  (1,134,823)
                                                                 -----------  -----------
         Net cash provided by financing activities.............      33,834       10,984
                                                                 -----------  -----------
Net increase in cash...........................................      11,586       10,144
Unrestricted cash and cash equivalents, beginning of period....      29,123       52,716
Change in restricted cash......................................       2,500           --
                                                                 -----------  -----------
Unrestricted cash and cash equivalents, end of period..........      43,209       62,860
Restricted cash and cash equivalents, end of period............       2,350        2,350
                                                                 -----------  -----------
Total cash and cash equivalents, end of period................. $    45,559  $    65,210
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

2.   BASIS OF PRESENTATION

Interim Financial Information (unaudited)

The accompanying financial statements as of March 31, 2004 and 2005 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2004 and 2005. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 2004, as amended May 2, 2005. The results for the three months ended March 31, 2005 are not necessarily indicative of the expected results for the year ending December 31, 2005.

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

Cash and Cash Equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase, including documentary drafts, to be cash equivalents. The Company is required to maintain a minimum cash and cash equivalents balance of $15 million related to its warehouse lines. The following summarizes cash and cash equivalents at December 31, 2004 and March 31, 2005 (in thousands):

                                                      December 31,  March 31,
                                                         2004         2005
                                                      -----------  -----------
Cash................................................ $    51,252  $    61,617
Certificates of deposit, unrestricted...............          75           76
Documentary drafts..................................       1,389        1,167
Restricted cash.....................................       2,350        2,350
                                                      -----------  -----------
                                                     $    55,066  $    65,210
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

Escrow deposits

The Company administers escrow deposits as a service to its customers. Escrow deposits totaled $7.9 million and $14.2 million at December 31, 2004 and March 31, 2005, respectively, which were held at third party financial institutions. Escrow deposits are not considered assets of the Company and, therefore, are not included in the accompanying balance sheet. However, the Company remains contingently liable for the disposition of these deposits.

Restricted Cash

The Company has a line of credit with Wells Fargo Bank, National Association. The Company is required to provide restricted cash in the amount of $2.35 million as collateral for this line of credit. This restricted cash is being held in certificates of deposit which mature in less than 90 days and is classified as an asset on the Company's accompanying condensed consolidated balance sheet. This line of credit is being utilized to support letters of credit related to the Company's Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds.

Derivative instruments

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), as subsequently amended by Statements of Financial Accounting No. 138 and No. 140. In accounting for its derivative financial instruments, SFAS 133 requires an entity to recognize all qualifying derivative assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge, the method it will use in assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffectiveness of the hedge. These methods must be consistent with the entity's approach to managing risk. The Company is a party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. When the borrower locks their interest rate, the Company effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for the specified time period. Under SFAS 133, qualifying mortgage interest rate locks are derivatives. The Company is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale of the underlying loan. The Company utilizes either a best efforts sell forward commitment or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Both best efforts and mandatory sell forward commitments are derivatives under SFAS 133. Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory sell forward commitments are recorded as unrealized gains and losses and are included in the statement of operations in mortgage revenue.

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be measured. The Company designates forward delivery commitments, where the Company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all best efforts sell forward commitments as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a best effort sell forward commitment has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to designated SFAS 133 hedges during the three months ended March 31, 2004 and 2005. The effect on the Company's income statement from marking to market the locked pipeline and forward commitments was a $0.7 million loss and $2.0 million gain, included in mortgage revenues for the three months ended March 31, 2004 and 2005, respectively.

The Company also hedges its interest rate risk on auto loan approvals. When the Company issues an auto loan approval, the Company extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for up to a 45-day period. Under SFAS 133, auto loan approvals are not considered derivatives. However, the company is still exposed to interest rate risk from issuance of approval to loan sale. The Company enters into amortizing swap contracts to economically hedge the interest rate changes in auto loan approvals. These swap contracts are considered derivatives under SFAS 133 and are recorded at fair value. Subsequent changes in the value of outstanding swap contracts are recorded as unrealized gains and losses and included in the statement of operations in auto revenue. The effect on the Company's income statement from applying SFAS 133 was a $62,000 gain and $18,000 loss, included in auto revenues for the three months ended March 31, 2004 and 2005, respectively.

Sale of auto loans to qualified special purpose entity

On June 17, 2002, the Company entered into an arrangement to sell auto loan receivables to a qualified special purpose entity ("QSPE"), E-LOAN Auto Fund One, LLC ("E-LOAN Auto"). These transactions involved the Company surrendering control over these assets to assure that the sold assets had been isolated from the Company and its creditors. In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("SFAS 140") and Financial Interpretation No 46(R), "Consolidation of Variable Interest Entities-an interpretation of ARB No.51" ("FIN 46(R)"), the assets and liabilities of E-LOAN Auto were not consolidated in the financial statements of the Company. The Company recognized a gain on the sale of auto loan receivables to E-LOAN Auto in the period the sale occurred, which represented the difference between the sale proceeds to the Company and the Company's net carrying value of the receivables. The Company retained an interest in the future cash flows from the loans. Such cash flows were distributed to the Company by the QSPE monthly. The retained interest was recorded on the balance sheet at fair value as a trading asset, and was marked to market at each subsequent reporting period in accordance with Statement of Financial Accounting Standards No, 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The fair value of the retained interest was based upon a discounted cash flow model of the estimated future cash flows to be received by the Company over the life of the loans. The model entailed the use of various assumptions in order to determine the fair value of the estimated future excess cash flows to be generated by the auto loans sold to the QSPE. The most significant assumptions were the cumulative credit losses to be incurred on the pool of auto loan receivables sold, prepayment rates of the auto loans and the rate at which the estimated future excess cash flows are discounted. The assumptions used represent the Company's best estimates, and the use of different assumptions could have produced different financial results.

On March 30, 2005, Merrill Lynch Bank USA purchased substantially all of the auto loans held by E-LOAN Auto. The Company received net proceeds associated with the liquidation of E-LOAN Auto's assets, which resulted in an increase in the fair value of the Company's retained interest in the purchased auto loans. As the retained interest asset is classified as a trading asset, the fair value adjustment is included in current period income as a component of auto revenue. As of the purchase date, E-LOAN Auto was no longer a qualifying special purpose entity (QSPE) as there were no external beneficial interest holders remaining. In accordance with EITF 2002-09, "Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold", the Company deferred gain recognition on the auto loans retained by E-LOAN Auto and those assets were consolidated in the Company's financial statements as of March 31, 2005.

Loans held-for-sale

Mortgage loans held-for-sale consists of residential property mortgages having maturities up to 30 years as well as second mortgages on residential properties. Pursuant to the mortgage terms, the borrowers have pledged the underlying real estate as collateral for the loans. It is the Company's practice to sell these loans to mortgage loan purchasers shortly after they are funded. Mortgage loans held-for-sale are recorded at the lower of cost or aggregate market value. Cost generally consists of loan principal balance adjusted for net deferred origination income and SFAS 133 adjustments. The net deferred origination income is recognized at the time of sale.

Auto loans held-for-sale consists of automobile loans having maturities up to 72 months. Pursuant to the loan terms, the borrowers have pledged the automobile as collateral for the loan. It is the Company's practice to sell these loans shortly after they are funded. Auto loans held-for-sale are recorded at the lower of cost or aggregate market value.

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

In 1999, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires that the Company expense computer software costs as they are incurred in the preliminary project stage. Once the capitalization criteria of the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software are capitalized. Capitalized costs are generally amortized over one to three years on a straight-line basis.

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

Auto Revenues

The Company funded prime auto loans using a line of credit and, prior to April 2005, sold them either via whole loan sales or to a qualified special purpose entity (QSPE), which was created in July 2002. Revenues from sales to the QSPE consisted of the estimated future discounted cash flows net of interest, servicing fees and credit losses. Revenues on prime auto loan sales to the QSPE were recognized when the loan was sold to the QSPE. In addition, in exchange for the loans sold, the Company recorded a retained interest. A discount rate was applied to the asset to account for the present value of the cash flows to be received over the life of the loans. The retained interest was an interest-earning asset. The difference between the estimated discounted cash flows and the actual cash flows received over time was accreted and included as auto revenue.

On March 30, 2005, Merrill Lynch Bank USA purchased substantially all of the auto loans held by E-LOAN Auto. The Company received net proceeds associated with the liquidation of E-LOAN Auto's assets, which resulted in an increase in the fair value of the Company's retained interest in the purchased auto loans. As the retained interest asset is classified as a trading asset, the fair value adjustment is included in current period income as a component of auto revenue. As of the purchase date, E-LOAN Auto was no longer a qualifying special purpose entity (QSPE) as there were no external beneficial interest holders remaining. In accordance with EITF 2002-09, "Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold", the Company deferred gain recognition on the auto loans retained by E-LOAN Auto and those assets were consolidated in the Company's financial statements as of March 31, 2005.

In July 2004, the Company began selling a portion of its prime auto loan production to Merrill Lynch Bank USA pursuant to a Purchase and Sale agreement. The revenue on these loans is based on a fee derived from the composition of the loans being sold, and is recognized at time of transfer. As of April 2005, all prime auto loan production is being sold under this agreement.

Closing Services Revenues

In the fourth quarter of 2003, the Company formed Escrow Closing Services, Inc. ("ECS") a wholly-owned subsidiary, which provides mortgage closing services, including HUD-1 and document preparation and signing, disbursement and recording services for a portion of our home equity business. In the first quarter of 2005, ECS began offering appraisal services for a portion of the company's mortgage business.

Advertising and marketing costs

Advertising and marketing costs related to various media content advertising such as television, direct mail and radio are charged to operating expenses as incurred. These costs include the cost of production as well as the cost of any airtime.

Income taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company's deferred tax asset arises principally from net operating loss carryforward (NOLs). There are significant judgments and estimates involved in projecting the recoverability of the deferred tax asset, particularly with respect to the existence of future taxable income sufficient to realize NOLs. The Company reported its first profitable year in 2002 and was again profitable in 2003 and 2004. During most of 2002 and 2003, the sustained low interest rate environment created favorable operating conditions for the Company. However, during the fourth quarter of 2003 and for the first nine months of 2004, the Company reported a loss from operations, largely as a result in declines in mortgage refinance volume as mortgage rates increased.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128 basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such potential dilutive shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants. Anti-dilutive shares in the amounts of 12.2 million and 2.0 million were excluded from the dilutive shares outstanding for the periods ended March 31, 2004 and 2005, respectively. The following table sets forth the computation of diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

                                                        Three Months Ended
                                                              March 31,
                                                         2004         2005
                                                      -----------  -----------
  Numerator:
    Net income (loss)............................... $    (1,110) $     2,221
                                                      ===========  ===========
  Denominator:
    Weighted average shares, basic..................      62,325       65,092
    Effect of potentially dilutive securities:
      Warrants......................................          --          153
      Employee Stock Option Plan....................          --        3,046
                                                      -----------  -----------
    Weighted average number of shares
      assuming dilution.............................      62,325       68,291
                                                      ===========  ===========

  Diluted net income (loss) per share............... $     (0.02) $      0.03
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

In March, 2004, the Emerging Issues Task Force (EITF) issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary thereby requiring a charge to earnings. EITF 03-1 also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the year ended December 31, 2003. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. EITF 03-1 and EITF 03-1-1 do not have an impact on the Company's results of operations or financial condition.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 - Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005, and interim periods beginning on or after December 15, 2005. The impact of the adoption of SFAS No. 123(R) is addressed in Note 4 and the impact of adopting SFAS No. 123(R) is not expected to be materially different from that presented in Note 4.

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

In December, 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) "Share-based Payment" (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS No. 95, "Statement of Cash Flows," requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. The provisions of this statement are effective in the first interim reporting period beginning after December 15, 2005. The impact of the adoption of SFAS 123 is addressed below and the impact of adopting SFAS 123R is not expected to be materially different.

The following pro forma net income (loss) information has been prepared as if the Company had followed the provisions of SFAS No. 123 (in thousands, except per share amounts):

                                                         Three Months Ended
                                                              March 31,
                                                         2004         2005
                                                      -----------  -----------
Reported net income (loss).......................... $    (1,110) $     2,221
Add: Employee stock compensation expense included
  in reported net income (loss), net of taxes.......         636           --
Less: Employee stock based compensation expense
  determined under fair value based method for all
  employee stock option awards, net of tax..........      (1,029)        (506)
                                                      -----------  -----------
Pro forma net income (loss)......................... $    (1,503) $     1,715
                                                      ===========  ===========

Reported basic net income (loss) per share.......... $     (0.02) $      0.03
Reported diluted net income (loss) per share........ $     (0.02) $      0.03

Pro-forma basic net income (loss) per share......... $     (0.02) $      0.03
Pro-forma diluted net income (loss) per share....... $     (0.02) $      0.03

Risk free interest rate - stock options.............         2.4%         3.6%
Risk free interest rate - ESPP......................         2.1%          --
Average expected life - stock options...............         3.1          3.2
Average expected life - ESPP........................         1.7           --
Dividend yield......................................          --           --
Expected volatility - stock options.................        64.7%        61.3%
Expected volatility - ESPP..........................        76.6%          --

5.   WARRANTS

In February 2001, the Company issued a warrant to purchase 300,000 shares of common stock to Greenwich Capital in connection with a warehouse agreement at an exercise price of $1.55 per share until February 23, 2006. In July 2003, Greenwich Capital assigned a portion of the warrant to an institutional investor in the amount of 150,000 common shares. At March 31, 2005, both warrants remain outstanding.

In June 2002, the Company issued a warrant to purchase 800,000 shares of common stock to Merrill Lynch Mortgage Capital, Inc. in connection with a line of credit agreement at an exercise price of $1.22 per share until June 1, 2005. In January 2005, Merrill exercised the warrant on a net exercise basis and 505,752 shares of common stock were issued to complete the settlement.

6.   LOANS HELD-FOR-SALE

The inventory of mortgage and home equity loans consists primarily of first and second trust deed mortgage loans and home equity lines of credit on residential properties located throughout the United States. Also included are amounts disbursed into escrow on a borrower's behalf where the mortgage documents are signed generally the subsequent day. All mortgage and home equity loans held-for-sale are pledged as collateral for borrowings at December 31, 2004 and March 31, 2005 (see Note 10).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. All of the auto loans held-for-sale are pledged as collateral for borrowings at December 31, 2004 and March 31, 2005 (see Note 10). The following summarizes loans held-for-sale at December 31, 2004 and March 31, 2005 (in thousands):

                                                      December 31,  March 31,
                                                         2004         2005
                                                      -----------  -----------
Mortgage............................................ $    12,356  $    19,426
Home equity.........................................       2,586        3,571
Auto................................................       2,558        3,187
Net deferred origination revenue....................           5           20
                                                      -----------  -----------
                                                     $    17,505  $    26,204
                                                      ===========  ===========

Included in loans held-for-sale is a SFAS 133 fair value adjustment amount of $0.1 million and $0.1 million for the year and three months ended December 31, 2004 and March 31, 2005, respectively. The basis adjustment amount represents the change in fair value from rate lock commitment date to funding of those loans held-for-sale. The total fair value of loans held-for-sale, including the expected embedded gain on those loans, which would be received at the time of cash settlement, is $17.8 million and $26.8 million at December 31, 2004 and March 31, 2005, respectively.

7.    ACCOUNTS RECEIVABLE, PREPAIDS AND OTHER ASSETS

The following summarizes accounts receivable, prepaids and other assets at December 31, 2004 and March 31, 2005 (in thousands):

                                                      December 31,  March 31,
                                                         2004         2005
                                                      -----------  -----------
Prepaids............................................ $     1,491  $     3,119
Accounts receivable.................................      15,484       20,387
Interest receivable.................................       1,647        1,436
Other assets........................................         392        2,306
                                                      -----------  -----------
                                                     $    19,014  $    27,248
                                                      ===========  ===========

Included in prepaids at December 31, 2004 and March 31, 2005 are prepayments for sales and marketing in the amounts of $0.4 million and $1.0 million, respectively. Included in accounts receivable is the receivable due to the Company from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $12.6 million and $12.5 million at December 31, 2004 and March 31, 2005, respectively (see Note 10). Sensitivities associated with our retained interest in loans sold under the Greenwich Capital agreement were insignificant at all periods presented due to the short-term nature of the asset (amounts received generally within sixty days or less). Also included in accounts receivable at March 31, 2005, was a receivable in the amount of $4.7 million related to the proceeds received in connection with the liquidation of E-LOAN Auto Fund One, LLC (See Note 8). Included in other assets is an amount related to the fair value of SFAS 133 derivatives of $0.3 million at December 31, 2004 and $2.2 million at March 31, 2005.

8.   RETAINED INTERESTS IN AUTO LOANS

In June 2002, the Company created a qualified special purpose entity, E-LOAN Auto Fund One, LLC ("E-LOAN Auto"), which purchased prime auto loans from the Company and then held the loans. From inception through March 31, 2005, the Company sold $1,144 million in auto loans to E-LOAN Auto and recognized $17.1 million in gain on sale. The retained interest represented the Company's portion of the net present value of the expected excess cash flows over the life of the loans, remaining after payment of interest, servicing fees and credit losses. Included in the retained interest is a contributed basis in the loans sold to E-LOAN Auto of 0.5%. The contributed basis was the difference between the loan amount and the cash sale proceeds received from E-LOAN Auto of 99.5% (of the unpaid principal balance), which represented over collateralization in those loans. The contributed basis was returned to the Company as part of the defined distribution of cash flows from E-LOAN Auto. Cash flows were distributed by E-LOAN Auto in the following manner: first to the hedge counterparty, second to the servicer, custodian and administrator, third to the lender for interest expense, fourth to the lender for principal payments, fifth to the Company and the lender any remaining cash flows, to be distributed in accordance with the agreement. The servicing fee is passed through to a sub-servicer of the Company, and as such the Company does not capitalize a servicing asset for the loans sold to E-LOAN Auto, since the cost to sub-service equals the servicing fee.

On March 30, 2005, Merrill Lynch Bank USA purchased $651 million in auto loans held by E-LOAN Auto. The Company received $16.4 million in net proceeds associated with the liquidation of E-LOAN Auto's assets, which resulted in a $2.7 million increase in the fair value of the Company's retained interest in the purchased auto loans. As the retained interest asset is classified as a trading asset, the fair value adjustment is included in current period income as a component of auto revenue. As of the purchase date, E-LOAN Auto was no longer a qualifying special purpose entity (QSPE) as there were no external beneficial interest holders remaining. In accordance with EITF 2002-09, "Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold", the Company deferred gain recognition on approximately $475 thousand in auto loans retained by E-LOAN Auto and those assets were consolidated in the Company's financial statements as of March 31, 2005.

The following table provides a summary of activity in the retained interests in auto loans (in thousands):

	2004	2005
Beginning Balance December 31,	$ 11,658	$ 13,954
Contributed basis in loans sold to E-LOAN Auto	600	174
Non-cash gain on sale	2,410	836
Accretion of present value discount	339	346
Excess cash flows received	(1,584)	(1,612)
Fair value adjustment	(45)	2,688
Sale proceeds received from E-LOAN Auto	--	(16,386)
Ending Balance March 31,	$ 13,378	$ --

The discount rate was determined by assessing the risk related to the asset to account for the present value of the cash flows to be received over the life of the loans. As a result, the retained interest asset was an interest-earning asset, with interest income accreted over time at the discount rate and included in Auto Revenues. The weighted average loss rate was based on actual loss experience to date from the seasoned portions of the portfolio. The prepayment speed projected prepayments on a monthly percentage of the original loan balance.

9.   NOTES PAYABLE

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, N.A. to support working capital needs. The interest rate charged on borrowings against these funds is based on LIBOR plus 2% and is payable monthly. The line of credit was originally scheduled to expire on June 30, 2004. However, on December 11, 2003, the agreement was amended to reduce the line of credit to $2,350,000 and extend the expiration date to June 30, 2005. As part of the amendment, the Company was required to provide restricted cash as collateral for this line of credit (see Note 3). Currently, the line of credit is being utilized to support letters of credit related to the Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds. The Company was in compliance with these covenants during the three months ended and at March 31, 2005. No balance was outstanding on this line as of March 31, 2005.

10.   WAREHOUSE AND OTHER LINES PAYABLE

The Company has a warehouse line of credit with GMAC Mortgage Corporation for borrowings of up to $75 million for the interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. This warehouse line requires the Company to pay GMAC a non-use fee when the average outstanding principal amount of borrowings is less than 50% of the total commitment at a rate of 0.25% per annum on the daily average unutilized commitment. Borrowings are collateralized by the related mortgage loans held-for-sale. This warehouse line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $15.0 million. The Company was in compliance with these covenants during the three months ended and at March 31, 2005. The committed line of credit expires on May 31, 2005.

The Company has an agreement with Greenwich Capital to finance up to $500 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan purchasers. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. As part of this agreement the Company had to pay a commitment fee of $1.0 million for the period March 31, 2003 through March 30, 2004. The commitment fee was reduced to $750,000 for the period March 15, 2004 through March 14, 2005. The commitment fee was reduced to $600,000 for the period March 15, 2005 through March 13, 2006. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. The Company was in compliance with these covenants during the three months ended and at March 31, 2005. The line will expire on March 13, 2006.

In addition, the Company has a mortgage loan purchase and sale agreement with Greenwich Capital. Under the terms of this agreement, mortgage loans which are allocated to a mandatory sell forward commitment between the Company and a loan purchaser, but have not yet been settled, may be sold to Greenwich Capital subject to the accompanying trade assignment. Revenue, in the form of a retained interest, derived from sales under this agreement is included as a receivable on the balance sheet until the transaction is settled (see Note 7). The balance of loans sold related to these receivables was $337.8 million and $383.5 million as of December 31, 2004 and March 31, 2005, respectively.

The Company has a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to their sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility requires the Company to pay an unused line fee equal to 0.50% per year on the average daily unused line balance. This facility expires on July 13, 2007. This line includes various financial and non-financial covenants. The Company had to obtain a waiver as a result of failure to meet a quick ratio covenant for the month ended February 28, 2005, but was in compliance with these covenants for all other periods during the three months ended and at March 31, 2005.

The Company has an uncommitted warehouse line of credit agreement with Merrill Lynch Mortgage Capital Inc. for borrowings of up to $100 million for the interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The uncommitted warehouse line of credit expires on February 4, 2006. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with these covenants during the three months ended and at March 31, 2005.

In January 2005, the Company entered into an agreement for a warehouse line of credit for borrowings of up to $150 million for the interim financing of mortgage loans with JPMorgan Chase Bank, N.A. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on January 3, 2006. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with these covenants during the three months ended and at March 31, 2005.

The following summarizes warehouse and other lines payable at December 31, 2004 and March 31, 2005 (in thousands):

                                                      December 31,  March 31,
                                                         2004         2005
                                                      -----------  -----------
Warehouse lines - GMAC.............................. $       210  $      (229)
Warehouse lines - Greenwich.........................      10,040       18,303
Warehouse lines - Merrill (Mortgage)................         877           --
Warehouse lines - JPMorgan Chase......................        --        2,017
Line of credit - Merrill (Auto).....................       3,608        5,072
                                                      -----------  -----------
                                                     $    14,735  $    25,163
                                                      ===========  ===========

11.   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following summarizes accounts payable, accrued expenses and other liabilities at December 31, 2004 and March 31, 2005 (in thousands):

                                                      December 31,  March 31,
                                                         2004         2005
                                                      -----------  -----------
Accounts payable.................................... $     9,421  $     8,413
Accrued compensation................................       2,433        3,039
Income tax payable..................................         (21)          (5)
Other liabilities...................................       5,670        5,337
Reserves............................................       2,333        2,564
Interest payable....................................         640          768
                                                      -----------  -----------
                                                     $    20,476  $    20,116
                                                      ===========  ===========

Included in other liabilities is an amount related to the fair value of SFAS 133 derivatives of $188 thousand and $6 thousand at December 31, 2004 and March 31, 2005, respectively.

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

Loss reserves due to breaches of representations and warranties are recorded based on a percentage of current month sales. The Company currently calculates this loss rate exposure based on its historical loss rates as well as similar lending portfolios. Once the Company has endured a complete economic cycle, the rate will be adjusted based on actual losses as a percentage of origination volume on a historical basis. Premium repayment reserves, generated through early loan prepayments related to loans sold to loan purchasers, are recorded based on a rate determined by calculating actual prepayments as a percentage of sales on a historical basis applied to current month sales. The following illustrates the changes in the reserve balance for the three months ended March 31, 2005 by product (in thousands):

                                                                      Home
                                                       Mortgage      Equity        Auto         Total
                                                      -----------  -----------  -----------  -----------
Balance at 1/1/05................................... $       994  $     1,279  $        60  $     2,333
   Increase to reserve..............................         175          313          162          650
   Losses incurred..................................        (167)        (251)          --         (418)
                                                      -----------  -----------  -----------  -----------
Balance at 03/31/05................................. $     1,002  $     1,341  $       222  $     2,565
                                                      ===========  ===========  ===========  ===========

12.   REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                         2004         2005
                                                      -----------  -----------
Revenues:
   Mortgage......................................... $    15,508  $    16,786
   Interest income on mortgage loans................       1,259        2,737
   Home equity......................................       9,555       10,247
   Interest income on home equity loans.............         480        1,389
   Auto.............................................       3,062        5,494
   Closing services.................................         451        1,438
   Other............................................         316          294
                                                      -----------  -----------
         Total revenues............................. $    30,631  $    38,385
                                                      ===========  ===========

The following table provides the components of other income, net (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                         2004         2005
                                                      -----------  -----------
Interest income on short-term investments........... $        23  $        19
Interest expense on non-warehouse
   facility borrowings..............................          (8)          (5)
                                                      -----------  -----------
                                                     $        15  $        14
                                                      ===========  ===========

13.   OPERATING EXPENSES

The following table provides the components of operating expenses (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                         2004         2005
                                                      -----------  -----------
Compensation and benefits........................... $    14,063  $    14,150
Processing costs....................................       2,802        3,232
Advertising and marketing...........................       9,936       12,317
Occupancy and administration........................       4,042        3,796
Interest expense on warehouse borrowings............         913        2,650
                                                      -----------  -----------
         Total operating expenses................... $    31,756  $    36,145
                                                      ===========  ===========

Commissions and bonus compensation comprised 19% and 21% of total compensation and benefits in the three months ended March 31, 2004 and 2005. Net occupancy costs comprised 20% and 10% of total occupancy and administration in the three months ended March 31, 2004 and 2005, respectively. Included in compensation and benefits for the three months ended March 31, 2004 is a charge related to the resignation of the Company's prior President and Chief Operating Officer of approximately $1.0 million.

The following table provides detail of the operations component of total operating expenses classified by the following revenue-related categories (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                         2004         2005
                                                      -----------  -----------
Mortgage ........................................... $     6,648  $     6,927
Interest expense on mortgage loans..................         602        1,811
Home equity.........................................       5,070        4,972
Interest expense on home equity loans...............         283          786
Auto................................................       1,834        2,000
Closing services....................................         505        1,099
                                                      -----------  -----------
Total operations.................................... $    14,942  $    17,595
                                                      ===========  ===========

14.   COMMITMENTS AND CONTINGENCIES

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

At March 31, 2005, the Company had extended locks to originate mortgage and home equity loans amounting to approximately $245.5 million (the "locked pipeline"). At March 31, 2005, the Company had entered into best efforts forward loan sale agreements amounting to approximately $51.9 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to counterparty risk. However, it is the Company's policy and practice to use well-established U.S. financial institutions to mitigate that risk; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

At March 31, 2005, the Company had entered into mandatory sell forward commitments amounting to approximately $88.8 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market value of unsold loans. At March 31, 2005, the Company had entered into $12.9 million of commitments with loan purchasers to deliver loans related to funded loans held-for-sale.

The Company issues auto loan approvals on its prime loan production. Approved auto loan applicants are provided a guaranteed rate for up to a 45-day period. At March 31, 2005, the Company had entered into amortizing swap contracts in the amount of $14.1 million, as an economic hedge of anticipated funded loans from auto loan approvals.

Other Future Commitments

The Company has future commitments for operating leases totaling $2.0 million for 2005, $2.7 million for each year from 2006 to 2008, and $4 million for 2009 and thereafter. The operating lease expires in June 2010.

The Company has entered into fixed contracts to purchase national television spots through the third quarter of 2005. The Company pays for this media in monthly installments, generally thirty days in advance of the scheduled start date of the media. Future minimum payments under these contracts amount to approximately $5.1 million for 2005.

The Company has an available line of credit in the amount $2,350,000. The Company is required to provide restricted cash as collateral for this line of credit. Currently, the line of credit is being utilized to support letters of credit related to the Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds.

As of March 31, 2005, the Company carried a mortgage bankers' blanket bond and errors and omissions insurance coverage for $5.0 million. The premiums for the bond and insurance coverage are paid through September 2005.

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

RESULTS OF OPERATIONS

The following table sets forth the unaudited results of operations for the Company as a percentage of total revenues for the periods indicated (in thousands, except per share amounts):

                                                            Three Months Ended
                                                                 March 31,
                                                            2004         2005
                                                         -----------  -----------
Revenues .............................................. $    30,631  $    38,385

Operating expenses:
    Operations ........................................      14,942       17,595
    Sales and marketing................................      11,132       13,408
    Technology.........................................       2,166        2,476
    General and administrative.........................       3,516        2,666
                                                         -----------  -----------
           Total operating expenses....................      31,756       36,145
                                                         -----------  -----------
Income (loss) from operations..........................      (1,125)       2,240
Other income, net......................................          15           14
                                                         -----------  -----------
Income (loss) before taxes.............................      (1,110)       2,254
Income taxes...........................................          --          (33)
                                                         -----------  -----------
Net income (loss)...................................... $    (1,110) $     2,221
                                                         ===========  ===========

Net income (loss) per share:
    Basic.............................................. $     (0.02) $      0.03
                                                         ===========  ===========
    Diluted............................................ $     (0.02) $      0.03
                                                         ===========  ===========

AS A PERCENTAGE OF REVENUES:

Revenues ..............................................         100%        100%

Operating expenses:
    Operations ........................................          49%         46%
    Sales and marketing................................          36%         35%
    Technology.........................................           7%          6%
    General and administrative.........................          12%          7%
                                                         -----------  -----------
           Total operating expenses....................         104%         94%
                                                         -----------  -----------
Income (loss) from operations..........................          (4)%          6%
Other income, net......................................          -- %         -- %
                                                         -----------  -----------
Income (loss) before taxes.............................          (4)%          6%
Income taxes...........................................          -- %         -- %
                                                         -----------  -----------
Net income (loss)......................................          (4)%          6%
                                                         ===========  ===========

Revenues

The Company is a consumer direct lender whose revenues are derived primarily from the gain on sale of mortgage, home equity and auto loans that it underwrites, funds and sells. The Company also earns interest income on mortgage and home equity loans during the brief time they are held pending sale.

The following table provides the components of revenue shown in thousands and as a percentage of total revenues:

                                                            Three Months Ended
                                                                 March 31,
                                                            2004         2005
                                                         -----------  -----------
Revenues:
   Mortgage............................................ $    15,508  $    16,786
   Interest income on mortgage loans...................       1,259        2,737
   Home equity.........................................       9,555       10,247
   Interest income on home equity loans................         480        1,389
   Auto................................................       3,062        5,494
   Closing services....................................         451        1,438
   Other...............................................         316          294
                                                         -----------  -----------
         Total revenues................................ $    30,631  $    38,385
                                                         ===========  ===========

   Mortgage............................................          51%         44%
   Interest income on mortgage loans...................           4%          7%
   Home equity.........................................          31%         27%
   Interest income on home equity loans................           2%          4%
   Auto................................................          10%         14%
   Closing services....................................           1%          4%
   Other...............................................           1%         -- %
                                                         -----------  -----------
         Total revenues................................         100%        100%
                                                         ===========  ===========

The following table summarizes dollar volume of loans sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                           Three Months Ended
                                March 31,
                            2004        2005
                         ----------  ----------
Mortgage
$ Volume                $  757,107  $  809,687
Revenue                 $   15,508  $   16,786
BPS                            205         207

Home Equity
$ Volume                $  302,250  $  336,029
Revenue                 $    9,555  $   10,247
BPS                            316         305

Auto
$ Volume                $  153,889  $  128,639
Revenue                 $    3,062  $    5,494
BPS                            199         427

Mortgage Revenues.The Company's mortgage revenues are derived from the origination and sale of loans. Mortgage loans are funded through the Company's warehouse lines of credit and sold to mortgage loan purchasers typically within thirty days. Mortgage loan revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Mortgage revenues consist of refinance mortgage revenues and diversified mortgage revenues - which are comprised of purchase and non-prime mortgage loans.

Total mortgage revenue during the first quarter of 2005 increased by $1.3 million over the first quarter of 2004 primarily due to an increase in refinance revenue. Although rates have continued to rise, periodic dips in rates have resulted in additional mortgage refinance fundings.

The following table summarizes dollar volume of mortgage loans sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                            Three Months Ended
                                March 31,
                            2004        2005
                         ----------  ----------
Refinance Mortgage
$ Volume                $  409,902  $  474,842
Revenue                 $    8,458  $    9,896
BPS                            206         208

Diversified Mortgage
$ Volume                $  347,205  $  334,845
Revenue                 $    7,050  $    6,890
BPS                            203         206

The following table reflects the percentages of the Company's mortgage closed loan volume from purchase and refinance loans as compared to the total market (according to Mortgage Bankers Association of America) through the first quarter of 2005. The Mortgage Bankers Association of America data for the first quarter of 2005 below represents its estimate as of April 14, 2005:

                     Q1 04    Q2 04    Q3 04    Q4 04     2004     Q1 05
                    -------- -------- -------- -------- -------- ---------
E-LOAN Mortgage*
    Purchase             37%      37%      44%      35%      38%       33%
    Refinance            63%      63%      56%      65%      62%       67%

Total Market*
    Purchase             47%      51%      67%      58%      56%       54%
    Refinance            53%      49%      33%      42%      44%       46%

* Excludes home equity and auto loan volume

Home Equity Revenues. Home equity revenues are derived from the origination and sale of loans. Home equity loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers in approximately forty days from funding. Home equity loan revenues consist of proceeds recorded at settlement in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Home equity revenues increased $0.7 million to $10.3 million for the three months ended March 31, 2005 from $9.6 million for the three months ended March 31, 2004. The increase in home equity revenue is due to increased volume of sold loans despite a slight decrease in gain on sale in basis points.

Interest Income on Mortgage and Home Equity Loans. The Company generates revenues from interest income on mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale. Interest income is correlated to the volume of loans funded. While funded volume was up in the period for both Mortgage and Home Equity loans, the increase in interest income is the result of loans being held longer, prior to sale. As such, interest income on mortgage increased $1.4 million to $2.7 million for the three months ended March 31, 2005 from $1.3 million for the three months ended March 31, 2004 and interest income on home equity loans increased $0.9 million to $1.4 million for the three months ended March 31, 2005 from $0.5 million for the three months ended March 31, 2004.

Auto Revenues. The Company funded prime auto loans using a line of credit and, prior to April 2005, sold them either via whole loan sales or to a qualified special purpose entity (QSPE), which was created in July 2002. Revenues from sales to the QSPE consisted of the estimated future discounted cash flows net of interest, servicing fees and credit losses. Revenues on prime auto loan sales to the QSPE were recognized when the loan is sold to the QSPE. In addition, in exchange for the loans sold, the Company recorded a retained interest. A discount rate was applied to the asset to account for the present value of the cash flows to be received over the life of the loans. The retained interest was an interest-earning asset. The difference between the estimated discounted cash flows and the actual cash flows received over time was accreted and included as auto revenue.

On March 30, 2005, Merrill Lynch Bank USA purchased $651 million in auto loans held by E-LOAN Auto. The Company received $16.4 million in net proceeds associated with the liquidation of E-LOAN Auto's assets, which resulted in a $2.7 million increase in the fair value of the Company's retained interest in the purchased auto loans. As the retained interest asset is classified as a trading asset, the fair value adjustment is included in current period income as a component of auto revenue. As of the purchase date, E-LOAN Auto was no longer a qualifying special purpose entity (QSPE) as there were no external beneficial interest holders remaining. In accordance with EITF 2002-09, "Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold", the Company deferred gain recognition on approximately $475 thousand in auto loans retained by E-LOAN Auto and those assets were consolidated in the Company's financial statements as of March 31, 2005.

In July 2004, the Company began selling a portion of its prime auto loan production to Merrill Lynch Bank USA pursuant to a Purchase and Sale agreement. The revenue on these loans is based on a fee derived from the composition of the loans being sold, and is recognized at time of transfer. As of April 2005, all prime auto loan production is being sold under this agreement.

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

Closing Services Revenues. In the fourth quarter of 2003, the Company formed Escrow Closing Services, Inc. ("ECS"), a wholly-owned subsidiary, which provides mortgage closing services, including HUD-1 and document preparation and signing, disbursement and recording services for a portion of our home equity business. In the first quarter of 2005, ECS began offering appraisal services for a portion of the company's mortgage business. For the three months ended March 31, 2005, closing services revenues were $1.4 million up $1.0 million from $0.4 million for the three months ended March 31, 2004. The Company expects that closing services revenue will continue to grow throughout 2005 as volume increases.

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

The following table provides detail of the Company's total operating expenses classified by major types of expense, expressed as a percentage of total operating expenses:

                                       Three Months Ended
                                            March 31,
                                       2004       2005
                                     ---------  ---------
Compensation & Benefits                    44%        39%
Processing Costs                            9%         9%
Advertising & Marketing                    31%        34%
Occupancy & Administrative                 13%        11%
Interest Expense on Warehouse               3%         7%

As almost half of the total operating expenses of the Company are compensation and benefit related, the following table shows full-time headcount (including temporary and contract employees) by function at the end of each respective quarter:

                                       Three Months Ended
                                            March 31,
                                       2004       2005
                                     ---------  ---------
Mortgage                                  277        307
Home Equity                               256        308
Auto                                       81         87
Closing Services                           14         28
Sales & Marketing                          26         26
Technology                                 62         67
General & Administrative                   67         75
                                     ---------  ---------
Total                                     783        898

Operations.Operations expense is comprised of both fixed and variable expenses, including employee compensation and expenses associated with the production and sale of loans and interest expense paid by the Company under the warehouse and line of credit facilities it uses to fund mortgage, home equity and auto loans held-for-sale.

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                         2004         2005
                                                      -----------  -----------
Mortgage ........................................... $     6,648  $     6,927
Interest expense on mortgage loans..................         602        1,811
Home equity.........................................       5,070        4,972
Interest expense on home equity loans...............         283          786
Auto................................................       1,834        2,000
Closing services....................................         505        1,099
                                                      -----------  -----------
Total operations.................................... $    14,942  $    17,595
                                                      ===========  ===========

Operations expense increased $2.7 million to $17.6 million for the three months ended March 31, 2005 from $14.9 million for the three months ended March 31, 2004. However, operations expense decreased as a percentage of revenue from 49% to 46% for the three months ended March 31, 2004 and 2005, respectively. The decrease in operations expense as a percentage of revenue in the first quarter of 2005 was due to increased revenue, partly attributed to the benefit from the sale of loans held by E-LOAN Auto Fund One, LLC.

The following table provides detail of the Company's total mortgage operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total mortgage operations expenses (excluding interest expense):

                                       Three Months Ended
                                            March 31,
                                       2004       2005
                                     ---------  ---------
Mortgage Operations
   Headcount & Related                     47%        50%
   Commissions                             20%        21%
   Processing Costs                        19%        18%
   Facilities & Other                      14%        11%

The following table provides detail of the Company's total home equity operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total home equity operations expenses (excluding interest expense):

                                       Three Months Ended
                                            March 31,
                                       2004       2005
                                     ---------  ---------
Home Equity Operations
   Headcount & Related                     59%        63%
   Commissions                             12%        13%
   Processing Costs                        18%        15%
   Facilities & Other                      11%         9%

The following table provides detail of the Company's total auto operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total auto operations expenses (excluding interest expense):

                                       Three Months Ended
                                            March 31,
                                       2004       2005
                                     ---------  ---------
Auto Operations
   Headcount & Related                     68%        66%
   Commissions                             --         --
   Processing Costs                        13%        20%
   Facilities & Other                      19%        14%

Direct Margin. Direct margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (in thousands):

                                       Three Months Ended
                                            March 31,
                                       2004       2005
                                     ---------  ---------
Mortgage........................... $   8,860  $   9,859
Mortgage interest margin...........       657        926
Home equity........................     4,485      5,275
Home equity interest margin........       197        603
Auto...............................     1,228      3,494
Closing services...................       (54)       339
Other..............................       316        294
                                     ---------  ---------
Total direct margin................ $  15,689  $  20,790
                                     =========  =========

Direct margin increased $5.1 million to $20.8 million for the three months ended March 31, 2005 from $15.7 million for the three months ended March 31, 2004. The increase in direct margin was primarily due to the $2.7 million benefit from the sale of loans held by E-LOAN Auto Fund One, LLC.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses related to advertising, promotion and marketing agreements, employee compensations and other expenses related to marketing personnel. Sales and marketing expense increased $2.3 million to $13.4 million for the three months ended March 31, 2005 from $11.1 million for the three months ended March 31, 2004. Sales and marketing expense increased as a direct result of increased spending for online advertising. Sales and marketing expense decreased as a percentage of revenue from 36% to 35% for the three months ended March 31, 2004 and 2005, respectively.

The following table provides detail of the Company's total sales and marketing expenses classified by major types of expense, expressed as a percentage of total sales and marketing expenses:

                                       Three Months Ended
                                            March 31,
                                       2004       2005
                                     ---------  ---------
Direct Response TV                         54%        45%
Direct Response Mail                       15%         1%
Online Advertising                         19%        41%
Other Advertising                           1%         5%
Headcount & Administrative                 11%         8%

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense increased $0.3 million to $2.5 million for the three months ended March 31, 2005 from $2.2 million for the three months ended March 31, 2004. Technology expense decreased as a percentage of revenue from 7% to 6% for the three months ended March 31, 2004 and 2005, respectively. The Company expects technology expense to be approximately 6% of total revenues throughout the remainder of 2005.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense decreased $0.8 million to $2.7 million for the three months ended March 31, 2005 from $3.5 million for the three months ended March 31, 2004. Included in general administrative expenses for the three months ended March 31, 2004 was a charge of approximately $1.0 million as a result of the resignation of the Company's prior President and Chief Operating Officer. Excluding this charge, general and administrative expense increased $0.2 million from March 31, 2004 to March 31, 2005. Excluding this one-time charge, general and administrative expense decreased as a percentage of revenue from 8% to 7% for the three months ended March 31, 2004 and 2005, respectively. The Company expects general and administrative expense to be approximately 7% of total revenues throughout the remainder of 2005.

Other Income, net. Other income, net, is related to interest earned on cash equivalents offset by expense incurred on non-warehouse facility borrowings. Other income, net, remained consistent at less than $0.1 million for the three months ended March 31, 2004 and 2005.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 3 to the consolidated financial statements). The Company believes that of its significant accounting policies (see Note 3 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

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

The Company funds prime auto loans using a line of credit and sold them either via whole loan sales or to a qualified special purpose entity (QSPE), which was created in July 2002 (see "Off-Balance Sheet Arrangements"). Revenues from sales to the QSPE consisted of the estimated future discounted cash flows net of interest, servicing fees and credit losses recorded in the form of the residual interest. Revenues on prime auto loan sales to the QSPE were recognized when the loan was sold to the QSPE. In addition, in exchange for the loans sold, the Company received cash and a retained interest. A market discount rate was applied to the asset to account for the present value of the cash flows to be received over the life of the loans. As a result, the retained interest asset was an interest-earning asset, and the difference between the estimated discounted cash flows and the actual cash flows received over time was accreted and included as auto revenue. Effective in the fourth quarter of 2003, the Company adopted Financial Interpretation No. 46(R), "Consolidation of Variable Interest Entities", ("FIN 46(R)"). FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company had variable interests in its qualified special purposes entity ("QSPE"), which were exempt from the provisions of FIN 46(R). The Company reported the rights and obligations related to the QSPE according to the requirements of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As of March 31, 2005 there was no retained interest balance outstanding.

In July 2004, the Company began selling a portion of its prime auto loan production to Merrill Lynch Bank USA pursuant to a Purchase and Sale agreement. The revenue on these loans is based on a fee derived from the composition of the loans being sold, and is recognized at time of transfer. As of April 2005, all prime auto loan production is being sold under this agreement.

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

Valuation of derivative instruments. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), as subsequently amended by Statement of Financial Accounting No. 138 and No. 149. In accounting for its derivative financial instruments, SFAS 133 requires an entity to recognize all derivative assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use in assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffectiveness of the hedge. These methods must be consistent with the entity's approach to managing risk. The Company is a party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both the Company and the borrower for specified periods of time. When the borrower locks their interest rate, the Company effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for the specified time period. Under SFAS 133 qualifying mortgage interest rate locks are derivatives. The Company is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale of the underlying loan. The Company utilizes either a best efforts sell forward commitment or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Both best efforts and mandatory sell forward sale commitments are derivatives under SFAS 133. Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory forward sale commitments are recorded as unrealized gains and losses and are included in the statement of operations in mortgage revenue.

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be measured. The Company designates forward delivery commitments, where the company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all best efforts sell forward commitments as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a best efforts sell forward commitment has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to designated SFAS 133 hedges during the three months ended March 31, 2004 and 2005.

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

Deferred Tax Asset. The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax asset will be realizable, the valuation allowance will be reduced. The Company's deferred tax asset arises principally from net operating loss carryforward (NOLs). There are significant judgments and estimates involved in projecting the recoverability of the deferred tax asset, particularly with respect to the existence of future taxable income sufficient to realize NOLs. The Company reported its first profitable year in 2002 and was again profitable in 2003. However, the sustained low interest rate environment created favorable operating conditions for the Company. During the fourth quarter of 2003 and the first nine months of 2004, the Company reported a loss from operations, largely as a result in declines in mortgage refinance volume. Management will continue to monitor projections of future taxable income and when it believes realization of the tax benefits associated with the NOLs is more likely than not, management will reduce the valuation allowance by recording a benefit through the income tax provision recorded in the statement of operations. Based upon the Company's performance throughout the remainder of the year it is possible that management would reduce the valuation allowance during 2005; however, management can provide no assurances as to the amount of such reduction, the period in which it might occur or if it will occur at all.

OFF-BALANCE SHEET ARRANGEMENTS

Retained interest in auto loans. On June 17, 2002, the Company entered into an arrangement to sell auto loan receivables to a qualified special purpose entity (QSPE), E-LOAN Auto Fund One, LLC ("E-LOAN Auto"), for the purpose of being able to recognize the gain on sale from these loans. These transactions involved the Company surrendering control over these assets to assure that the sold assets had been isolated from the Company and its creditors. In accordance with FAS 140 and FIN 46(R) the assets and liabilities of E-LOAN Auto were appropriately not consolidated in financial statements of the Company. In the event that the entity no longer qualified as a QSPE, it would be required to be consolidated, the Company would no longer be in compliance with certain debt covenants related to its warehouse and other lines of credit, as currently structured. In particular, the Company's debt to tangible net worth covenants would have been exceeded. E-LOAN Auto had obtained a secured borrowing facility from Merrill Lynch Bank USA to finance all purchases of loans from the Company. The Company recognized a gain on the sale of auto loan receivables to E-LOAN Auto in the period in which the sale occurred, which represented the difference between the sale proceeds to the Company and the Company's net carrying value of the receivables. The Company retained an interest in the future cash flows from the loans. Such cash flows were distributed to the Company by the QSPE monthly. The fair value of the retained interest asset was based upon a discounted cash flow model of the estimated future cash flows to be received by the Company over the life of the loans. These retained interest assets were recorded on the balance sheet at fair value as trading assets, and were adjusted to estimated fair value at each subsequent reporting period. Changes in the estimated fair value of the residual interests were recorded through the statement of operations. Estimates of future cash flows to be received by the Company reflected assumptions regarding the cumulative credit losses to be incurred on the pool of auto loan receivables sold, prepayment rates of the auto loans and the rate at which the estimated future excess cash flows were discounted. The assumptions used represented the Company's best estimates, and the use of different assumptions could have produced different financial results. As of March 31, 2005 there was no retained interest balance outstanding.

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

Cash provided by operating activities net of cash used by financing activities related to its warehouse and other lines payable was $10.9 million for the three months ended March 31, 2005. Specifically, the Company obtained cash from net income of $2.2 million for the three months ended March 31, 2005 and $14.0 million from the reduction in the retained interest asset. These sources of cash were offset as a result of an increase in accounts receivable, prepaids and other assets in the amount of $8.2 million.

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

Net cash used in investing activities was $3.5 million and $1.3 million for the three months ended March 31, 2004 and 2005, respectively. Net cash used during the three months ended March 31, 2005 was primarily due to the addition of infrastructure related to investment in new technology systems. In October 2003, the Company began relocating its corporate headquarters and consolidating its operational facilities to a larger, single facility in Pleasanton, California. Capital expenditures related to the new facility were $2.8 million for the three months ended March 31, 2004.The remaining cash used on investing activities during the three months ended March 31, 2004 was related to capitalized development.

Cash provided by financing activities, net of cash used by its warehouse and other lines payable was $0.4 million and $0.6 million for the three months ended March 31, 2004 and 2005, respectively. The increase for both periods presented was due to the issuance of common stock from the exercise of stock options.

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

The Company has a warehouse line of credit for borrowings of up to $75 million for the interim financing of mortgage loans with GMAC Mortgage Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. This warehouse line requires the Company to pay GMAC a non-use fee when the average outstanding principal amount of borrowings is less than 50% of the total commitment at a rate of 0.25% per annum on the daily average unutilized commitment. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on May 31, 2005. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $15.0 million in addition to the requirement that the Company maintain at least one other committed warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for three months ended and at March 31, 2005.

The Company has an uncommitted warehouse line of credit agreement with Merrill Lynch Mortgage Capital Inc. for borrowings of up to $100 million for the interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The uncommitted warehouse line of credit expires on February 4, 2006. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with these covenants during the three months ended and at March 31, 2005.

The Company has an agreement to finance up to $500 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan purchasers with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. As part of this agreement the Company had to pay a commitment fee of $1.0 million for the period of March 31, 2003 through March 30, 2004. The commitment fee was reduced to $750,000 for the period March 15, 2004 through March 14, 2005. The commitment fee was reduced to $600,000 for the period March 15, 2005 through March 13, 2006. The line expires March 13, 2006. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $75 million in committed funds. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for the three months ended and at March 31, 2005.

The Company has a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to the sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility requires the Company to pay an unused line fee equal to 0.50% per year on the average daily unused line balance. This facility expires on July 13, 2007. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. Additionally, the Company is prohibited from obtaining or incurring any debt or contingent liability in excess of $5 million without prior consent from the lender. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company had to obtain a waiver as a result of failure to meet a quick ratio covenant for the month ended February 28, 2005 but was in compliance with all covenants for this agreement for all other periods during the three months ended and at March 31, 2005.

In January 2005, the Company entered into an agreement for a warehouse line of credit for borrowings of up to $150 million for the interim financing of mortgage loans with JPMorgan Chase Bank, N.A.. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on January 3, 2006. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with these covenants during the three months ended and at March 31, 2005.

The following table summarizes the key terms of our current warehouse and other lines payable:

                                       GMAC       Greenwich      Merrill       Merrill       JPMorgan
                                     Mortgage      Capital        Lynch         Lynch         Chase
                                       $75M         $500M         $100M          $10M         $150M
                                   ------------  ------------  ------------  ------------  ------------
Cost of Funds
   Spread over LIBOR               1.25%-2.0%    0.75%-1.15%   0.75%-1.0%    1.0%-2.0%     1.0%-1.125%

Covenants
   Minimum Cash                    $15.0M        $15.0M        $12.5M        $15.0M (1)    $12.5M (1)
   Minimum Tangible Net Worth      $40.0M        $60.0M        $40.0M        $25.0M        $60.0M
   Debt to Tangible Net Worth      10:1          10:1          12:1               --       10:1
   Profitability                        --            --       Net Worth >        --       $1 in 6 mos
                                                               80% prior                   rolling period
                                                                2 qtrs
   Current Ratio                   1.0:1.0            --            --       1.0:1.0       1.0:1.0
   Additional Facility             $100.0M       $75.0M             --            --            --

Advance Rates                      95%-100%      96%-99%       96%-99%       92%-97%       95%-98%

  Inclusive of all restricted cash, not to exceed $5 million.

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, N.A. to support working capital needs. The interest rate charged on borrowings against these funds is based on LIBOR plus 2% and is payable monthly. The line of credit was originally scheduled to expire on June 30, 2004. However, on December 11, 2003, the agreement was amended to reduce the line of credit to $2,350,000 and extend the expiration date to June 30, 2005. As part of the amendment, the Company was required to provide restricted cash as collateral for this line of credit (see Note 3). Currently, the line of credit is being utilized to support letters of credit related to the Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds. The Company was in compliance with these covenants during the three months ended and at March 31, 2005. No balance was outstanding on this line as of March 31, 2004 and March 31, 2005.

The adequacy of our liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties and access to capital markets. With $62.9 million of cash on hand at March 31, 2005 and borrowing capacity under our warehouse and other lines of credit of $835 million, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur for at least the next twelve months; however, our ability to maintain positive liquidity going forward depends on our ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

While we achieved profitability during fiscal years 2002, 2003 and 2004, we have an accumulated deficit of $180.5 million, as of March 31, 2005. In the fourth quarter of 2003, we experienced a pre-tax loss of $1.5 million. In the first quarter of 2004 we experienced a pre-tax loss of $1.1 million and in the first nine months of 2004, we experienced a pre-tax loss of $0.2 million. We may not maintain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

We are primarily dependent on two loan purchasers for most of our home equity business.

For the quarter ended March 31, 2005, all of our home equity loans were purchased by E*TRADE and Residential Funding Corporation pursuant to Home Equity Loan/Line Purchase Agreements. If any of these loan purchasers are unable or unwilling to purchase our home equity loans, we may experience delays in our ability to accept or process home equity loan applications until we are able to secure new sources of loan purchasers. Sufficient additional sources of loan purchasers for our home equity loans may not be available on favorable terms or at all.

We are dependent on one loan purchaser for all of our auto loan business.

We currently sell all of our prime auto loans to Merrill Lynch Bank USA pursuant to a Purchase and Sale agreement. If this loan purchaser is unable or unwilling to purchase our auto loans, we may experience delays in our ability to accept or process auto loan applications until we are able to secure new sources of loan purchasers. Sufficient additional sources of loan purchasers for our auto loans may not be available on favorable terms or at all.

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

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act of 2002, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year and, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual reports. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management's assessment of our internal controls over financial reporting at the end of each year.

Our Company's management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company's disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2004, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of investor confidence in our financial reports that which could have an adverse effect on our business and our stock price.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company's disclosure controls or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

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

Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 28, 2005, as amended on May 2, 2005, which discloses claims which have been filed against the Company. There have been no material developments with respect to these claims since the previously filed Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

The Company's Compensation Committee adopted a 2005 Executive Bonus Plan on April 5, 2005. The Plan replaces the 2004 Executive Bonus Plan and provides for the granting of bonuses to executive officers upon the achievement of certain performance goals and objectives set by the Company's Chief Executive Officer and Compensation Committee, and the granting of a bonus to the Chief Executive Officer upon the achievement of various performance goals set by the Compensation Committee.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999 (1)
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated March 26, 2001 (2)
3.3	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001 (3)
3.4	Amendment to Amended and Restated Bylaws of E-LOAN, Inc. dated June 14, 2004 (3)
10.1	1/05 Senior Secured Credit Agreement with JPMorgan Chase Bank, N.A. dated January 4, 2005 (4)
10.2	Amendment No. 2 to Master Repurchase Agreement with Merrill Lynch Mortgage Capital, Inc. dated February 4, 2005 (5)
10.3	Amendment Number Fourteen to the Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. dated March 14, 2005 (6)
10.4	Purchase and Sale Agreement dated March 30, 2005 between E-LOAN Auto Fund One, LLC and Merrill Lynch Bank USA (7)
10.5	Limited Guaranty dated March 30, 2005, executed by E-LOAN, Inc. in favor of Merrill Lynch Bank USA (7)
10.6	E-LOAN, Inc. 2005 Executive Bonus Plan PDF
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##

________

(1)    Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 09/30/04) filed on November 9, 2004 (File No. 000-25621).

(2)    Incorporated by reference from the Company's Annual Report on Form 10-K/A (FYE 12/31/00) filed on April 23, 2001 (File No. 000-25621).

(3)    Incorporated by reference from the Company's Quarterly Report on Form 10-Q (FQE 06/30/04) filed on August 9, 2004 (File No. 000-25621).

(4)    Incorporated by reference from the Company's Current Report on Form 8-K filed on January 7, 2005 (File No. 000-25621).

(5)    Incorporated by reference from the Company's Current Report on Form 8-K filed on February 10, 2005 (File No. 000-25621).

(6)    Incorporated by reference from the Company's Current Report on Form 8-K filed on March 17, 2005 (File No. 000-25621).

(7)   Incorporated by reference from the Company's Current Report on Form 8-K filed on April 5, 2005 (File No. 000-25621).

# Filed herewith

## Furnished herewith

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

Dated: May 10, 2005

By:	/s/ Matthew Roberts
Matthew Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)