Form 10-Q
period 2005-06-30
E LOAN INC
filed 2005-08-09
CIK 1082337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005 or

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

    As of July 29, 2005, 65,788,623 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

E-LOAN, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2005
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of December 31, 2004 and June 30, 2005	**

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2005	**

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2005	**

Notes to Condensed Consolidated Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits	**

Signatures	**

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-LOAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS)

                                                                                December 31,    June 30,
                                                                                    2004          2005
                                                                                ------------  ------------

ASSETS
Cash and cash equivalents (includes $2,350 of restricted cash)................ $     55,066  $     62,517
Loans held-for-sale...........................................................       17,505        33,236
Accounts receivable, prepaids and other assets................................       19,014        26,346
Fixed assets, net.............................................................       15,860        15,121
Retained interests in auto loans - trading....................................       13,954           634
                                                                                ------------  ------------
           Total assets....................................................... $    121,399  $    137,854
                                                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Warehouse and other lines payable............................................. $     14,735  $     25,057
Accounts payable, accrued expenses and other liabilities......................       20,476        22,615
                                                                                ------------  ------------
           Total liabilities..................................................       35,211        47,672
                                                                                ------------  ------------
Commitments and contingencies (Note 14):
Stockholders' equity:
    Preferred stock, 5,000,000 $0.001 par value shares authorized at
      December 31, 2004 and June 30, 2005; 0 shares issued and
      outstanding at December 31, 2004 and June 30, 2005......................           --            --
    Common stock, 150,000,000 $0.001 par value shares authorized at
      December 31, 2004 and June 30, 2005; 64,427,930 and
      65,740,549 shares issued and outstanding at December 31, 2004
      and June 30, 2005.......................................................           64            66
Additional paid-in capital....................................................      268,894       270,258
Accumulated deficit...........................................................     (182,770)     (180,142)
                                                                                ------------  ------------
           Total stockholders' equity.........................................       86,188        90,182
                                                                                ------------  ------------
           Total liabilities and stockholders' equity......................... $    121,399  $    137,854
                                                                                ============  ============

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                            Three Months Ended        Six Months Ended
                                                                 June 30,                June 30,
                                                            2004         2005         2004         2005
                                                         -----------  -----------  -----------  -----------
Revenues (Note 12)..................................... $    33,399  $    39,876  $    64,030  $    78,261

Operating expenses:
    Operations (Note 13)...............................      16,264       19,237       31,206       36,832
    Sales and marketing................................      12,506       14,558       23,638       27,967
    Technology.........................................       2,091        2,320        4,257        4,795
    General and administrative.........................       2,358        3,361        5,874        6,027
                                                         -----------  -----------  -----------  -----------
           Total operating expenses....................      33,219       39,476       64,975       75,621
                                                         -----------  -----------  -----------  -----------
Income (loss) from operations..........................         180          400         (945)       2,640
Other income, net......................................          10           22           25           34
                                                         -----------  -----------  -----------  -----------
Income (loss) before taxes.............................         190          422         (920)       2,674
Income taxes...........................................          --          (13)          --          (46)
                                                         -----------  -----------  -----------  -----------
Net income (loss)...................................... $       190  $       409  $      (920) $     2,628
                                                         ===========  ===========  ===========  ===========

Net income (loss) per share:
    Basic.............................................. $      0.00  $      0.01  $     (0.01) $      0.04
                                                         ===========  ===========  ===========  ===========
    Diluted............................................ $      0.00  $      0.01  $     (0.01) $      0.04
                                                         ===========  ===========  ===========  ===========

    Weighted-average shares - basic....................      62,915       65,407       62,620       65,250
                                                         ===========  ===========  ===========  ===========
    Weighted-average shares - diluted..................      65,784       68,017       62,620       68,158
                                                         ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

E-LOAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                     Six Months Ended
                                                                       June 30,
                                                                    2004         2005
                                                                 -----------  -----------
Cash flows from operating activities:
   Net income (loss)........................................... $      (920) $     2,628
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization of fixed assets.............       3,032        3,145
     Non-cash compensation expense.............................         636           --
     Changes in operating assets and liabilities:
       Loans held-for-sale.....................................      25,546      (15,731)
       Retained interests in auto loans - trading..............      (2,481)      13,320
       Accounts receivable, prepaids, and other assets.........       7,191       (7,187)
       Accounts payable, accrued expenses and
         other payables........................................       5,923        2,139
                                                                 -----------  -----------
         Net cash (used in) provided by operating activities...      38,927       (1,686)
                                                                 -----------  -----------
Cash flows from investing activities:
   Acquisition of fixed assets.................................      (6,346)      (2,406)
                                                                 -----------  -----------
         Net cash used in investing activities                       (6,346)      (2,406)
                                                                 -----------  -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.................       1,298        1,221
   Proceeds from warehouse and other lines payable.............   2,229,796    2,350,980
   Repayments of warehouse and other lines payable.............  (2,251,659)  (2,340,658)
                                                                 -----------  -----------
         Net cash provided by (used in) financing activities...     (20,565)      11,543
                                                                 -----------  -----------
Net increase in cash...........................................      12,016        7,451
Unrestricted cash and cash equivalents, beginning of period....      29,123       52,716
Change in restricted cash......................................       2,500           --
                                                                 -----------  -----------
Unrestricted cash and cash equivalents, end of period..........      43,639       60,167
Restricted cash and cash equivalents, end of period............       2,350        2,350
                                                                 -----------  -----------
Total cash and cash equivalents, end of period................. $    45,989  $    62,517
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

2. BASIS OF PRESENTATION

Interim Financial Information (unaudited)

The accompanying financial statements as of June 30, 2004 and 2005 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 2004 and 2005. These financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's 10-K for the year ended December 31, 2004, as amended May 2, 2005. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the expected results for the year ending December 31, 2005.

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

Cash and Cash Equivalents

The Company considers all highly liquid monetary instruments with an original maturity of three months or less from the date of purchase, including documentary drafts, to be cash equivalents. The Company is required to maintain a minimum cash and cash equivalents balance of $15 million related to its warehouse lines. The following summarizes cash and cash equivalents at December 31, 2004 and June 30, 2005 (in thousands):

                                                      December 31,  June 30,
                                                         2004         2005
                                                      -----------  -----------
Cash................................................ $    51,252  $    58,475
Certificates of deposit, unrestricted...............          75           77
Documentary drafts..................................       1,389        1,615
Restricted cash.....................................       2,350        2,350
                                                      -----------  -----------
                                                     $    55,066  $    62,517
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

Escrow deposits

The Company administers escrow deposits as a service to its customers. Escrow deposits totaled $7.9 million and $15.1 million at December 31, 2004 and June 30, 2005, respectively, which were held at third party financial institutions. Escrow deposits are not considered assets of the Company and, therefore, are not included in the accompanying balance sheet. However, the Company remains contingently liable for the disposition of these deposits.

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

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be measured. The Company designates forward delivery commitments, where the Company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all best efforts sell forward commitments as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a best effort sell forward commitment has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to designated SFAS 133 hedges during the three and six months ended June 30, 2004 and 2005. The net effect on the Company's income statement from marking to market the locked pipeline and forward commitments was a $0.9 million gain and $3.5 million loss, included in mortgage revenues for the three months ended June 30, 2004 and 2005, respectively. The effect on the Company's income statement from marking to market the locked pipeline and forward commitments was a $0.2 million gain and $1.6 million loss, included in mortgage revenues for the six months ended June 30, 2004 and 2005, respectively.

The Company also hedges its interest rate risk on auto loan approvals. When the Company issues an auto loan approval, the Company extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Company must honor the interest rate for up to a 45-day period. Under SFAS 133, auto loan approvals are not considered derivatives. However, the company is still exposed to interest rate risk from issuance of approval to loan sale. The Company enters into amortizing swap contracts to economically hedge the interest rate changes in auto loan approvals. These swap contracts are considered derivatives under SFAS 133 and are recorded at fair value. Subsequent changes in the value of outstanding swap contracts are recorded as unrealized gains and losses and included in the statement of operations in auto revenue. The effect on the Company's income statement from applying SFAS 133 was a $32,000 loss and $3,000 gain, included in auto revenues for the three months ended June 30, 2004 and 2005, respectively. The effect on the Company's income statement from applying SFAS 133 was a $30,000 gain and $15,000 loss, included in auto revenues for the six months ended June 30, 2004 and 2005, respectively.

Sale of auto loans to qualified special purpose entity

The Company sells auto loan receivables to a qualified special purpose entity ("QSPE"). Sales of assets to a QSPE involve the Company surrendering control over these assets to assure that the sold assets have been isolated from the Company and its creditors. In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("SFAS 140") and Financial Interpretation No 46(R), "Consolidation of Variable Interest Entities-an interpretation of ARB No.51" ("FIN 46(R)"), the assets and liabilities of the QSPE are not consolidated in the financial statements of the Company. The Company recognizes a gain on the sale of auto loan receivables in the period the sale occurred, which represents the difference between the sale proceeds to the Company and the Company's net carrying value of the receivables. The Company retains an interest in the future cash flows from the loans. Such cash flows are distributed to the Company by the QSPE monthly. The retained interest is recorded on the balance sheet at fair value as a trading asset, and is marked to market at each subsequent reporting period in accordance with Statement of Financial Accounting Standards No, 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The fair value of the retained interest is based upon a cash flow model of the estimated future cash flows to be received by the Company over the life of the loans. The model entails the use of various assumptions in order to determine the fair value of the estimated future excess cash flows to be generated by the auto loans sold to the QSPE. The most significant assumptions are the cumulative credit losses to be incurred on the pool of auto loan receivables sold and prepayment rates of the auto loans. The assumptions used represent the Company's best estimates, and the use of different assumptions could produce different financial results.

From June 2002 to March 2005, the Company sold auto loan receivables to E-LOAN Auto Fund One, LLC, a QSPE. On March 30, 2005, Merrill Lynch Bank USA purchased substantially all of the auto loans held by E-LOAN Auto Fund One, LLC. The Company received net proceeds associated with the liquidation of E-LOAN Auto Fund One, LLC's assets, which resulted in an increase in the fair value of the Company's retained interest in the purchased auto loans. As the retained interest asset was classified as a trading asset, the fair value adjustment was included in current period income as a component of auto revenue. As of the purchase date, E-LOAN Auto Fund One, LLC was no longer a qualifying special purpose entity (QSPE) as there were no external beneficial interest holders remaining. In accordance with EITF 2002-09, "Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold", the Company deferred gain recognition on the auto loans retained by E-LOAN Auto Fund One, LLC and those assets were consolidated in the Company's financial statements as of June 30, 2005.

In June 2005, the Company created and began selling auto loan receivables to E-LOAN Auto Fund Two, LLC, a QSPE. E-LOAN Auto Fund Two, LLC has obtained a secured borrowing facility from Merrill Lynch Commercial Finance Corp. to finance all purchases of loans from the Company. The retained interest asset is classified as a trading asset and any fair value adjustments will be included in current period income as a component of auto revenue.

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

Auto Revenues

The Company funds prime auto loans using a line of credit and sells them either via whole loan sales or to a QSPE. Revenues from sales to the QSPE consist of the estimated future cash flows net of pre-payments and credit losses. Revenues on prime auto loan sales to the QSPE are recognized when the loan is sold to the QSPE. In addition, in exchange for the loans sold, the Company records a retained interest. The retained interest is considered an interest-earning asset. The difference between the estimated discounted cash flows and the actual cash flows received over time will be accreted and included as auto revenue.

From June 2002 to March 2005, the Company sold auto loan receivables to E-LOAN Auto Fund One, LLC, a QSPE. On March 30, 2005, Merrill Lynch Bank USA purchased substantially all of the auto loans held by E-LOAN Auto Fund One, LLC. The Company received net proceeds associated with the liquidation of E-LOAN Auto Fund One, LLC's assets, which resulted in an increase in the fair value of the Company's retained interest in the purchased auto loans. As the retained interest asset was classified as a trading asset, the fair value adjustment was included in current period income as a component of auto revenue. As of the purchase date, E-LOAN Auto Fund One, LLC was no longer a qualifying special purpose entity (QSPE) as there were no external beneficial interest holders remaining. In accordance with EITF 2002-09, "Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold", the Company deferred gain recognition on the auto loans retained by E-LOAN Auto Fund One, LLC and those assets were consolidated in the Company's financial statements as of June 30, 2005.

In June 2005, the Company created and began selling auto loan receivables to E-LOAN Auto Fund Two, LLC, a QSPE. The retained interest asset is classified as a trading asset and any fair value adjustments will be included in current period income as a component of auto revenue.

In July 2004, the Company began selling a portion of its prime auto loan production to Merrill Lynch Bank USA pursuant to a Purchase and Sale agreement. The revenue on these loans is based on a fee derived from the composition of the loans being sold, and is recognized at time of transfer. During the quarter ended June 30, 2005 the majority of prime auto loan production was being sold under this agreement.

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

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128 basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such potential dilutive shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants. Anti-dilutive shares in the amounts of 5.0 million and 3.3 million were excluded from the dilutive shares outstanding for the three months ended June 30, 2004 and 2005, respectively. Anti-dilutive shares in the amounts of 12.4 million and 2.7 million were excluded from the dilutive shares outstanding for the six months ended June 30, 2004 and 2005, respectively. The following table sets forth the computation of diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                         2004         2005         2004         2005
                                                      -----------  -----------  -----------  -----------

  Numerator:
    Net income (loss)............................... $       190  $       409  $      (920) $     2,628
                                                      ===========  ===========  ===========  ===========
  Denominator:
    Weighted average shares, basic..................      62,915       65,407       62,620       65,250
    Effect of potentially dilutive securities:
      Warrants......................................         530          146           --          157
      Employee Stock Option Plan....................       2,339        2,464           --        2,751
                                                      -----------  -----------  -----------  -----------
    Weighted average number of shares
      assuming dilution.............................      65,784       68,017       62,620       68,158
                                                      ===========  ===========  ===========  ===========

  Diluted net income (loss) per share............... $      0.00  $      0.01  $     (0.01) $      0.04
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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 - Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005, and interim periods beginning on or after December 15, 2005. The impact of the adoption of SFAS No. 123(R) is addressed in Note 4 and the impact of adopting SFAS No. 123(R) is still being assessed by management.

On June 7, 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on the Company's financial condition or results of operation.

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

In December, 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) "Share-based Payment" (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS No. 95, "Statement of Cash Flows," requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005, and interim periods beginning on or after December 15, 2005. The impact of the adoption of SFAS 123 is addressed below and the impact of adopting SFAS 123R is still being assessed by management.

The following pro forma net income (loss) information has been prepared as if the Company had followed the provisions of SFAS No. 123 (in thousands, except per share amounts):

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                         2004         2005         2004         2005
                                                      -----------  -----------  -----------  -----------

Reported net income (loss).......................... $       190  $       409  $      (920) $     2,628
Add: Employee stock compensation expense included
  in reported net income (loss), net of taxes.......          --           --          636           --
Less: Employee stock based compensation expense
  determined under fair value based method for all
  employee stock option awards, net of tax..........        (713)        (459)      (1,274)        (965)
                                                      -----------  -----------  -----------  -----------
Pro forma net income (loss)......................... $      (523) $       (50) $    (1,558) $     1,663
                                                      ===========  ===========  ===========  ===========

Reported basic net income (loss) per share.......... $      0.00  $      0.01  $     (0.01) $      0.04
Reported diluted net income (loss) per share........ $      0.00  $      0.01  $     (0.01) $      0.04

Pro-forma basic net income (loss) per share......... $     (0.01) $     (0.00) $     (0.02) $      0.03
Pro-forma diluted net income (loss) per share....... $     (0.01) $     (0.00) $     (0.02) $      0.02

Risk free interest rate - stock options.............         3.2%         3.8%         2.6%         3.7%
Risk free interest rate - ESPP......................         2.1%          --          2.1%          --
Average expected life - stock options...............         3.2          3.2          3.1          3.2
Average expected life - ESPP........................         2.0           --          2.0           --
Dividend yield......................................          --           --           --           --
Expected volatility - stock options.................        55.3%        64.7%        62.1%        64.0%
Expected volatility - ESPP..........................        76.6%          --         76.6%          --

5. WARRANTS

In February 2001, the Company issued a warrant to purchase 300,000 shares of common stock to Greenwich Capital Financial Products, Inc. in connection with a warehouse credit agreement at an exercise price of $1.55 per share until February 23, 2006. In July 2003, Greenwich Capital Financial Products, Inc. assigned a portion of the warrant to an institutional investor in the amount of 150,000 common shares. At June 30, 2005, both warrants remain outstanding.

In June 2002, the Company issued a warrant to purchase 800,000 shares of common stock to Merrill Lynch Mortgage Capital, Inc. in connection with a line of credit agreement at an exercise price of $1.22 per share until June 1, 2005. In January 2005, Merrill exercised the warrant on a net exercise basis and 505,752 shares of common stock were issued to complete the settlement.

In April 2005, the Company issued a warrant to purchase 100,000 shares of common stock to Greenwich Capital, in connection with the renewal of a warehouse agreement, at an exercise price of $2.70 per share. The warrant expires April 1, 2009.

6. LOANS HELD-FOR-SALE

The inventory of mortgage and home equity loans consists primarily of first and second trust deed mortgage loans and home equity lines of credit on residential properties located throughout the United States. Also included are amounts disbursed into escrow on a borrower's behalf where the mortgage documents are signed generally the subsequent day. All mortgage and home equity loans held-for-sale are pledged as collateral for borrowings at December 31, 2004 and June 30, 2005 (see Note 10).

The inventory of auto loans consists primarily of loans against new and used automobiles located throughout the United States. All of the auto loans held-for-sale are pledged as collateral for borrowings at December 31, 2004 and June 30, 2005 (see Note 10). The following summarizes loans held-for-sale at December 31, 2004 and June 30, 2005 (in thousands):

                                                      December 31,  June 30,
                                                         2004         2005
                                                      -----------  -----------
Mortgage............................................ $    12,356  $    23,354
Home equity.........................................       2,586        2,263
Auto................................................       2,558        7,595
Net deferred origination cost.......................           5           24
                                                      -----------  -----------
                                                     $    17,505  $    33,236
                                                      ===========  ===========

Included in loans held-for-sale is a SFAS 133 fair value adjustment amount of $0.1 million at December 31, 2004 and June 30, 2005. The basis adjustment amount represents the change in fair value from rate lock commitment date to funding of those loans held-for-sale. The total fair value of loans held-for-sale, including the expected embedded gain on those loans, which would be received at the time of cash settlement, is $17.8 million and $33.8 million at December 31, 2004 and June 30, 2005, respectively.

7. ACCOUNTS RECEIVABLE, PREPAIDS AND OTHER ASSETS

The following summarizes accounts receivable, prepaids and other assets at December 31, 2004 and June 30, 2005 (in thousands):

                                                      December 31,  June 30,
                                                         2004         2005
                                                      -----------  -----------
Prepaids............................................ $     1,491  $     2,873
Accounts receivable.................................      15,484       21,023
Interest receivable.................................       1,647        1,985
Other assets........................................         392          465
                                                      -----------  -----------
                                                     $    19,014  $    26,346
                                                      ===========  ===========

Included in prepaids at December 31, 2004 and June 30, 2005 are prepayments for sales and marketing in the amounts of $0.4 million and $0.8 million, respectively. Included in accounts receivable is the receivable due to the Company from sales of mortgage loans on its sale agreement with Greenwich Capital Financial Products, Inc. ("Greenwich Capital") in the amounts of $12.6 million and $18.0 million at December 31, 2004 and June 30, 2005, respectively (see Note 10). Sensitivities associated with our retained interest in loans sold under the Greenwich Capital agreement were insignificant at all periods presented due to the short-term nature of the asset (amounts received generally within sixty days or less). Also included in accounts receivable at June 30, 2005, was a receivable in the amount of $1.1 million related to the proceeds received in connection with the liquidation of E-LOAN Auto Fund One, LLC (See Note 8). Included in other assets is an amount related to the fair value of SFAS 133 derivatives of $0.3 million at December 31, 2004 and $0.3 million at June 30, 2005.

8. RETAINED INTERESTS IN AUTO LOANS

Since June 2002, the Company has sold auto loan receivables to a QSPE. The Company recognizes a gain on the sale of the auto loan receivables to the QSPE in the period the sale occurs and retains an interest in the future cash flows from the loans. The retained interest represents the Company's portion of the net present value of the expected excess cash flows over the life of the loans, remaining after payment of interest, servicing fees and credit losses. Included in the retained interest is a contributed basis in the loans sold to the QSPEs of 0.5%. The contributed basis is the difference between the loan amount and the cash sale proceeds received from the QSPE of 99.5% (of the unpaid principal balance), which represented over collateralization in those loans. The contributed basis is returned to the Company as part of the defined distribution of cash flows from the QSPE. Cash flows are distributed by the QSPE in the following manner: first to the hedge counterparty, second to the servicer, custodian and administrator, third to the lender for interest expense, fourth to the lender for principal payments, fifth to the Company and the lender any remaining cash flows, to be distributed in accordance with the agreement.  The servicing fee is passed through to a sub-servicer of the Company, and as such the Company does not capitalize a servicing asset for the loans sold to the QSPE since the cost to sub-service equals the servicing fee.

From June 2002 to March 2005, the Company sold auto loan receivables to E-LOAN Auto Fund One, LLC, a QSPE. On March 30, 2005, Merrill Lynch Bank USA purchased $651 million in auto loans held by E-LOAN Auto Fund One, LLC. The Company received $16.4 million in net proceeds associated with the liquidation of E-LOAN Auto Fund One, LLC's assets, which resulted in a $2.7 million increase in the fair value of the Company's retained interest in the purchased auto loans. As the retained interest asset is classified as a trading asset, the fair value adjustment is included in current period income as a component of auto revenue. As of the March 30, 2005 purchase date, E-LOAN Auto Fund One, LLC was no longer a qualifying special purpose entity (QSPE) as there were no external beneficial interest holders remaining. As a result, in accordance with EITF 2002-09, "Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold", the Company deferred gain recognition on approximately $475 thousand in auto loans retained by E-LOAN Auto Fund One, LLC at the time of the transaction and consolidated the assets in the Company's financial statements. As of June 30, 2005, the remaining deferred balance was approximately $300 thousand.

The following table provides a summary of activity in the retained interests in auto loans related to E-LOAN Auto Fund One, LLC (in thousands):

	2004	2005
Beginning Balance January 1,	$ 11,658	$ 13,954
Contributed basis in loans sold to E-LOAN Auto Fund One, LLC	600	174
Non-cash gain on sale	2,410	836
Accretion of present value discount	339	346
Excess cash flows received Fair value adjustment	(1,584) (45)	(1,612) 2,688
Sale proceeds received from E-LOAN Auto Fund One, LLC	--	(16,386)
Ending Balance March 31,	$13,378	$ --

In June 2005, the Company created and began selling auto loan receivables to E-LOAN Auto Fund Two, LLC, a QSPE. The following table provides a summary of activity in the retained interests in auto loans related to E-LOAN Auto Fund Two, LLC (in thousands):

Beginning Balance May 1, 2005 (inception)	$ 0
Contributed basis in loans sold to E-LOAN Auto Fund Two, LLC	116
Non-cash gain on sale	518
Accretion of present value discount	0
Excess cash flows received	0
Fair value adjustment	0
Ending Balance June 30, 2005	$ 634

The auto loan receivables sold to the QSPE in June were valued in a manner consistent with the majority of loans sold in the three months ended June 30, 2005, under a Purchase and Sale Agreement with Merrill Lynch Bank USA. Going forward, the fair value of the retained interest asset will be adjusted accordingly. A market discount rate is determined by assessing the risk related to the asset to account for the present value of the cash flows to be received over the life of the loans. As a result, the retained interest asset is an interest-earning asset, with interest income accreted over time at the discount rate and included in Auto Revenues. The weighted average loss rate is based on actual loss experience to date from the seasoned portions of the portfolio. The prepayment speed projects prepayments on a monthly percentage of the original loan balance.

9. NOTES PAYABLE

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, N.A. to support working capital needs. The interest rate charged on borrowings against these funds is based on LIBOR plus 2% and is payable monthly. The line of credit was originally scheduled to expire on June 30, 2004. However, on December 11, 2003, the agreement was amended to reduce the line of credit to $2,350,000 and extend the expiration date to June 30, 2005. As part of the amendment, the Company was required to provide restricted cash as collateral for this line of credit (see Note 3). Subsequently, the line of credit was amended to extend the expiration date to June 30, 2006. The line of credit is being utilized to support letters of credit related to the Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds. The Company was in compliance with these covenants during the six months ended and at June 30, 2005. No balance was outstanding on this line as of June 30, 2005.

10. WAREHOUSE AND OTHER LINES PAYABLE

The Company has a warehouse line of credit with GMAC Mortgage Corporation for borrowings of up to $10 million for the interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. This warehouse line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $15.0 million. The Company was in compliance with these covenants during the three and six months ended and at June 30, 2005. The committed line of credit expires on May 31, 2006.

The Company has an agreement with Greenwich Capital to finance up to $500 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan purchasers. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. As part of this agreement the Company had to pay a commitment fee of $1.0 million for the period March 31, 2003 through March 30, 2004. The commitment fee was reduced to $750,000 for the period March 15, 2004 through March 14, 2005. The commitment fee was reduced to $600,000 for the period March 15, 2005 through March 13, 2006. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. The Company was in compliance with these covenants during the three and six months ended and at June 30, 2005. The line will expire on March 13, 2006.

In addition, the Company has a mortgage loan purchase and sale agreement with Greenwich Capital. Under the terms of this agreement, mortgage loans which are allocated to a mandatory sell forward commitment between the Company and a loan purchaser, but have not yet been settled, may be sold to Greenwich Capital subject to the accompanying trade assignment. Revenue, in the form of a retained interest, derived from sales under this agreement is included as a receivable on the balance sheet until the transaction is settled (see Note 7). The balance of loans sold related to these receivables was $337.8 million and $485.8 million as of December 31, 2004 and June 30, 2005, respectively.

The Company has a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to their sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility requires the Company to pay an unused line fee equal to 0.50% per year on the average daily unused line balance. This facility expires on July 13, 2007. This line includes various financial and non-financial covenants. The Company had to obtain a waiver as a result of failure to meet a quick ratio covenant for the month ended February 28, 2005, but was in compliance with these covenants for all other periods during the three and six months ended and at June 30, 2005.

The Company has an uncommitted warehouse line of credit agreement with Merrill Lynch Mortgage Capital Inc. for borrowings of up to $100 million for the interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The uncommitted warehouse line of credit expires on February 4, 2006. This line of credit agreement requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with these covenants during the three and six months ended and at June 30, 2005.

In January 2005, the Company entered into an agreement for a warehouse line of credit for borrowings of up to $150 million for the interim financing of mortgage loans with JPMorgan Chase Bank, N.A. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on January 3, 2006. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with these covenants during the three and six months ended and at June 30, 2005.

The following summarizes warehouse and other lines payable at December 31, 2004 and June 30, 2005 (in thousands):

                                                      December 31,  June 30,
                                                         2004         2005
                                                      -----------  -----------
Warehouse lines - GMAC.............................. $       210  $        --
Warehouse lines - Greenwich.........................      10,040       16,868
Warehouse lines - Merrill (Mortgage)................         877          457
Warehouse lines - JPMorgan Chase....................          --        3,456
Line of credit - Merrill (Auto).....................       3,608        4,276
                                                      -----------  -----------
                                                     $    14,735  $    25,057
                                                      ===========  ===========

11. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following summarizes accounts payable, accrued expenses and other liabilities at December 31, 2004 and June 30, 2005 (in thousands):

                                                      December 31,  June 30,
                                                         2004         2005
                                                      -----------  -----------
Accounts payable.................................... $     9,421  $     9,077
Accrued compensation................................       2,433        2,890
Income tax payable..................................         (21)          14
Other liabilities...................................       5,670        6,881
Reserves............................................       2,333        2,772
Interest payable....................................         640          981
                                                      -----------  -----------
                                                     $    20,476  $    22,615
                                                      ===========  ===========

Included in other liabilities is an amount related to the fair value of SFAS 133 derivatives of $0.2 million and $1.9 million at December 31, 2004 and June 30, 2005, respectively.

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

Loss reserves due to breaches of representations and warranties are recorded based on a percentage of current month sales. The Company currently calculates this loss rate exposure based on its historical loss rates as well as similar lending portfolios. Once the Company has endured a complete economic cycle, the rate will be adjusted based on actual losses as a percentage of origination volume on a historical basis. Premium repayment reserves, generated through early loan prepayments related to loans sold to loan purchasers, are recorded based on a rate determined by calculating actual prepayments as a percentage of sales on a historical basis applied to current month sales. The following illustrates the changes in the reserve balance for the six months ended June 30, 2005 by product (in thousands):

                                                                      Home
                                                       Mortgage      Equity        Auto         Total
                                                      -----------  -----------  -----------  -----------
Balance at 1/1/05................................... $       994  $     1,279  $        60  $     2,333
   Increase to reserve..............................         175          313          162          650
   Losses incurred..................................        (167)        (251)          --         (418)
                                                      -----------  -----------  -----------  -----------
Balance at 3/31/05                                         1,002        1,341          222        2,565
   Increase to reserve..............................          49        1,009           --        1,058
   Losses incurred..................................        (138)        (701)         (12)        (851)
                                                      -----------  -----------  -----------  -----------
Balance at 06/30/05................................. $       913  $     1,649  $       210  $     2,772
                                                      ===========  ===========  ===========  ===========

12. REVENUES AND OTHER INCOME, NET

The following table provides the components of revenues (in thousands):

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                         2004         2005         2004         2005
                                                      -----------  -----------  -----------  -----------
Revenues:
   Mortgage......................................... $    17,089  $    18,109  $    32,597  $    34,895
   Interest income on mortgage loans................       2,428        3,124        3,687        5,861
   Home equity......................................       8,738       11,825       18,293       22,072
   Interest income on home equity loans.............         944        2,255        1,424        3,645
   Auto.............................................       2,921        2,474        5,983        7,968
   Closing services.................................         984        1,804        1,435        3,241
   Other............................................         295          285          611          579
                                                      -----------  -----------  -----------  -----------
         Total revenues............................. $    33,399  $    39,876  $    64,030  $    78,261
                                                      ===========  ===========  ===========  ===========

The following table provides the components of other income, net (in thousands):

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                            2004         2005         2004         2005
                                                         -----------  -----------  -----------  -----------
Interest income on short-term investments.............. $        22  $        31  $        45  $        51
Interest expense on non-warehouse facility borrowings..          (7)          (3)         (15)          (8)
Other..................................................          (5)          (6)          (5)          (9)
                                                         -----------  -----------  -----------  -----------
                                                        $        10  $        22  $        25  $        34
                                                         ===========  ===========  ===========  ===========

13. OPERATING EXPENSES

The following table provides the components of operating expenses (in thousands):

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                            2004         2005         2004         2005
                                                         -----------  -----------  -----------  -----------
Compensation and benefits.............................. $    13,248  $    14,534  $    27,311  $    28,684
Processing costs.......................................       3,235        3,822        6,037        7,054
Advertising and marketing..............................      11,334       13,392       21,270       25,709
Occupancy and administration...........................       3,942        4,369        7,985        8,165
Interest expense on warehouse borrowings...............       1,460        3,359        2,372        6,009
                                                         -----------  -----------  -----------  -----------
         Total operating expenses...................... $    33,219  $    39,476  $    64,975  $    75,621
                                                         ===========  ===========  ===========  ===========

Commissions and bonus compensation comprised 25% and 23% of total compensation and benefits in the three and six months ended June 30, 2005 as compared to 25% and 22% for the same periods in 2004. Net occupancy costs comprised 10% and 10% of total occupancy and administration in the three and six months ended June 30, 2005 as compared to 24% and 22% for the same periods in 2004. Included in compensation and benefits for the three and six months ended June 30, 2004 is a charge related to the resignation of the Company's prior President and Chief Operating Officer of approximately $1.0 million.

The following table provides detail of the operations component of total operating expenses classified by the following revenue-related categories (in thousands):

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                            2004         2005         2004         2005
                                                         -----------  -----------  -----------  -----------
Mortgage .............................................. $     6,877  $     7,678  $    13,525  $    14,604
Interest expense on mortgage loans.....................       1,004        2,015        1,606        3,826
Home equity............................................       5,247        4,847       10,317        9,819
Interest expense on home equity loans..................         435        1,191          718        1,977
Auto...................................................       1,836        2,025        3,670        4,026
Closing services.......................................         865        1,481        1,370        2,580
                                                         -----------  -----------  -----------  -----------
Total operations....................................... $    16,264  $    19,237  $    31,206  $    36,832
                                                         ===========  ===========  ===========  ===========

14. COMMITMENTS AND CONTINGENCIES

Loan commitments and hedging activities

The Company originates mortgage loans and sells them primarily through whole loan sales. The market values of mortgage loans are sensitive to changes in market interest rates and product demand. If interest rates rise between the time the Company enters into a rate lock with the borrower, the subsequent funding of the loan and the time the mortgage loans are committed for sale, there may be a decline in the market value of the mortgage loans. To protect against such possible declines, the Company has adopted an appropriate macroeconomic hedging strategy.

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

The Company believes that it has implemented a cost-effective economic hedging program to provide an effective protection against subsequent changes in the market value of rate-lock commitments. However, an effective hedging strategy is complex and no hedging strategy can completely insulate the Company against such changes.

At June 30, 2005, the Company had extended locks to originate mortgage and home equity loans amounting to approximately $387.5 million (the "locked pipeline"). At June 30, 2005, the Company had entered into best efforts forward loan sale agreements amounting to approximately $64.5 million. These forward loan sale agreements do not subject the Company to mandatory delivery and there is no penalty if the Company does not deliver into the commitment. The Company is exposed to counterparty risk. However, it is the Company's policy and practice to use well-established U.S. financial institutions to mitigate that risk; the Company does not require collateral to support these commitments, and there has been no failure on the part of the counterparties to meet the terms of these agreements to date.

At June 30, 2005, the Company had entered into mandatory sell forward commitments amounting to approximately $169.8 million. The Company adjusts the amount of mandatory sell forward commitments held to offset changes in the locked pipeline and changes in the market value of unsold loans. At June 30, 2005, the Company had entered into $10.5 million of commitments with loan purchasers to deliver loans related to funded loans held-for-sale.

The Company issues auto loan approvals on its prime loan production. Approved auto loan applicants are provided a guaranteed rate for up to a 45-day period. At June 30, 2005, the Company had entered into amortizing swap contracts in the amount of $15.8 million, as an economic hedge of anticipated funded loans from auto loan approvals.

Other Future Commitments

The Company has future commitments for operating leases totaling $1.3 million for 2005, $2.7 million for each year from 2006 to 2008, and $4 million for 2009 and thereafter. The operating lease expires in June 2010.

The Company has entered into fixed contracts to purchase national television spots through the third quarter of 2005. The Company pays for this media in monthly installments, generally thirty days in advance of the scheduled start date of the media. Future minimum payments under these contracts amount to approximately $2.6 million for 2005.

The Company has an available line of credit in the amount $2,350,000. The Company is required to provide restricted cash as collateral for this line of credit. Currently, the line of credit is being utilized to support letters of credit related to the Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds.

As of June 30, 2005, the Company carried a mortgage bankers' blanket bond and errors and omissions insurance coverage for $5.0 million. The premiums for the bond and insurance coverage are paid through September 2005.

15. SUBSEQUENT EVENTS

On August 3, 2005, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Popular, Inc. ("Popular"). Under the Merger Agreement, Popular will acquire 100% of the issued and outstanding shares of common stock and common stock equivalents of E-LOAN, Inc. for $4.25 per share in cash, or approximately $300 million. Upon completion of this transaction, which is estimated to occur during the fourth quarter of 2005 subject to the satisfaction of conditions set forth in the Merger Agreement, E-LOAN, Inc. will become a wholly-owned subsidiary of Popular.

Completion of the merger is subject to the satisfaction of closing conditions including approval by the shareholders of the Company's outstanding common stock and the receipt of required regulatory and other approvals, as well as other customary closing conditions.

Popular is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America.

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

RESULTS OF OPERATIONS

The following table sets forth the unaudited results of operations for the Company as a percentage of total revenues for the periods indicated (in thousands, except per share amounts):

                                                            Three Months Ended        Six Months Ended
                                                                 June 30,                June 30,
                                                            2004         2005         2004         2005
                                                         -----------  -----------  -----------  -----------
Revenues .............................................. $    33,399  $    39,876  $    64,030  $    78,261

Operating expenses:
    Operations ........................................      16,264       19,237       31,206       36,832
    Sales and marketing................................      12,506       14,558       23,638       27,967
    Technology.........................................       2,091        2,320        4,257        4,795
    General and administrative.........................       2,358        3,361        5,874        6,027
                                                         -----------  -----------  -----------  -----------
           Total operating expenses....................      33,219       39,476       64,975       75,621
                                                         -----------  -----------  -----------  -----------
Income (loss) from operations..........................         180          400         (945)       2,640
Other income, net......................................          10           22           25           34
                                                         -----------  -----------  -----------  -----------
Income (loss) before taxes.............................         190          422         (920)       2,674
Income taxes...........................................          --          (13)          --          (46)
                                                         -----------  -----------  -----------  -----------
Net income (loss)...................................... $       190  $       409  $      (920) $     2,628
                                                         ===========  ===========  ===========  ===========

Net income (loss) per share:
    Basic.............................................. $      0.00  $      0.01  $     (0.01) $      0.04
                                                         ===========  ===========  ===========  ===========
    Diluted............................................ $      0.00  $      0.01  $     (0.01) $      0.04
                                                         ===========  ===========  ===========  ===========

AS A PERCENTAGE OF REVENUES:

Revenues ..............................................         100%        100%        100%        100%

Operating expenses:
    Operations ........................................          49%         48%         49%         47%
    Sales and marketing................................          37%         37%         37%         36%
    Technology.........................................           6%          6%          7%          6%
    General and administrative.........................           7%          8%          8%          8%
                                                         -----------  -----------  -----------  -----------
           Total operating expenses....................          99%         99%        101%         97%
                                                         -----------  -----------  -----------  -----------
Income (loss) from operations..........................           1%          1%         (1)%          3%
Other income, net......................................          -- %         -- %         -- %         -- %
                                                         -----------  -----------  -----------  -----------
Income (loss) before taxes.............................           1%          1%         (1)%          3%
Income taxes...........................................          -- %         -- %         -- %         -- %
                                                         -----------  -----------  -----------  -----------
Net income (loss)......................................           1%          1%         (1)%          3%
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

The following table provides the components of revenue shown in thousands and as a percentage of total revenues:

                                                            Three Months Ended        Six Months Ended
                                                                 June 30,                June 30,
                                                            2004         2005         2004         2005
                                                         -----------  -----------  -----------  -----------
Revenues:
   Mortgage............................................ $    17,089  $    18,109  $    32,597  $    34,895
   Interest income on mortgage loans...................       2,428        3,124        3,687        5,861
   Home equity.........................................       8,738       11,825       18,293       22,072
   Interest income on home equity loans................         944        2,255        1,424        3,645
   Auto................................................       2,921        2,474        5,983        7,968
   Closing services....................................         984        1,804        1,435        3,241
   Other...............................................         295          285          611          579
                                                         -----------  -----------  -----------  -----------
         Total revenues................................ $    33,399  $    39,876  $    64,030  $    78,261
                                                         ===========  ===========  ===========  ===========

   Mortgage............................................          51%         45%         51%         45%
   Interest income on mortgage loans...................           7%          8%          6%          7%
   Home equity.........................................          26%         30%         29%         28%
   Interest income on home equity loans................           3%          6%          2%          5%
   Auto................................................           9%          6%          9%         10%
   Closing services....................................           3%          5%          2%          4%
   Other...............................................           1%         -- %          1%          1%
                                                         -----------  -----------  -----------  -----------
         Total revenues................................         100%        100%        100%        100%
                                                         ===========  ===========  ===========  ===========

The following table summarizes dollar volume of loans sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                            Three Months Ended      Six Months Ended
                              June 30,                 June 30,
                            2004        2005        2004        2005
                         ----------  ----------  ----------  ----------
Mortgage
$ Volume                $  899,073  $  880,024  $1,656,179  $1,689,711
Revenue                 $   17,089  $   18,109  $   32,597  $   34,895
BPS                            190         206         197         207

Home Equity
$ Volume                $  331,673  $  347,671  $  633,923  $  683,700
Revenue                 $    8,738  $   11,825  $   18,293  $   22,072
BPS                            263         340         289         323

Auto
$ Volume                $  161,936  $  112,532  $  315,825  $  241,171
Revenue                 $    2,921  $    2,474  $    5,983  $    7,968
BPS                            180         220         189         330

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

Total mortgage revenue increased $1.0 million to $18.1 million for the three months ended June 30, 2005 from $17.1 million for the three months ended June 30, 2004. Mortgage revenues increased $2.3 million to $34.9 million for the six months ended June 30, 2005 from $32.6 million for the six months ended June 30, 2004. While overall rates have risen during this time, periodic dips in rates have resulted in continued mortgage refinance fundings. The increase in revenue though is primarily due to increased gain on sale in basis points.

The following table summarizes dollar volume of mortgage loans sold and the revenue in both dollars and average basis points ("BPS") (dollars in thousands except BPS):

                          Three Months Ended       Six Months Ended
                              June 30,                 June 30,
                            2004        2005        2004        2005
                         ----------  ----------  ----------  ----------
Refinance Mortgage
$ Volume                $  496,332  $  443,200  $  906,234  $  918,042
Revenue                 $    8,430  $    9,244  $   16,888  $   19,140
BPS                            170         209         186         208

Diversified Mortgage
$ Volume                $  402,741  $  436,825  $  749,946  $  771,669
Revenue                 $    8,659  $    8,865  $   15,709  $   15,755
BPS                            215         203         209         204

The following table reflects the percentages of the Company's mortgage closed loan volume from purchase and refinance loans as compared to the total market (according to Mortgage Bankers Association of America) through the second quarter of 2005. The Mortgage Bankers Association of America data for the second quarter of 2005 below represents its estimate as of July 12, 2005:

                     Q1 04    Q2 04    Q3 04    Q4 04     2004     Q1 05     Q2 05
                    -------- -------- -------- -------- -------- --------- ---------
E-LOAN Mortgage*
    Purchase             37%      37%      44%      35%      38%       33%       39%
    Refinance            63%      63%      56%      65%      62%       67%       61%

Total Market*
    Purchase             47%      51%      67%      58%      56%       54%       60%
    Refinance            53%      49%      33%      42%      44%       46%       40%

* Excludes home equity and auto loan volume

Home Equity Revenues. Home equity revenues are derived from the origination and sale of loans. Home equity loans are funded through the Company's warehouse lines of credit and sold to home equity loan purchasers in approximately forty days from funding. Home equity loan revenues consist of proceeds recorded at settlement in excess of the carrying value of the loan, origination fees less certain direct origination costs and other processing costs. These revenues are recognized at the time the loan is sold. Home equity revenues increased $3.1 million to $11.8 million for the three months ended June 30, 2005 from $8.7 million for the three months ended June 30, 2004. Home equity revenues increased $3.8 million to $22.1 million for the six months ended June 30, 2005 from $18.3 million for the six months ended June 30, 2004. The increase in home equity revenue is due to increase in gain on sale in basis points, as well as slight increases in sold loan volume.

Interest Income on Mortgage and Home Equity Loans. The Company generates revenues from interest income on mortgage and home equity loans. The revenues realized are based on the loan amount multiplied by the contractual interest rate from the time of funding by the Company through time of sale. These revenues are recognized as earned during the period from funding to sale. Interest income is correlated to the volume of loans funded. While funded volume was up in the period for both Mortgage and Home Equity loans, the increase in interest income is primarily the result of loans being held longer, prior to sale. As such, interest income on mortgage increased $0.7 million to $3.1 million for the three months ended June 30, 2005 from $2.4 million for the three months ended June 30, 2004. Interest income on mortgage increased $2.2 million to $5.9 million for the six months ended June 30, 2005 from $3.7 million for the six months ended June 30, 2004. Interest income on home equity loans increased $1.3 million to $2.2 million for the three months ended June 30, 2005 from $0.9 million for the three months ended June 30, 2004. Interest income on home equity loans increased $2.2 million to $3.6 million for the six months ended June 30, 2005 from $1.4 million for the six months ended June 30, 2004.

Auto Revenues. The Company funds prime auto loans using a line of credit and sells them either via whole loan sales or to a QSPE. Revenues from sales to the QSPE consist of the estimated future cash flows net of pre-payments and credit losses. Revenues on prime auto loan sales to the QSPE are recognized when the loan is sold to the QSPE. In addition, in exchange for the loans sold, the Company receives cash proceeds and records a retained interest. The retained interest is an interest-earning asset. The difference between the estimated discounted cash flows and the actual cash flows received over time will be accreted and included as auto revenue.

From June 2002 to March 2005, the Company sold auto loan receivables to E-LOAN Auto Fund One, LLC, a QSPE. On March 30, 2005, Merrill Lynch Bank USA purchased $651 million in auto loans held by E-LOAN Auto Fund One, LLC. The Company received $16.4 million in net proceeds associated with the liquidation of E-LOAN Auto Fund One, LLC's assets, which resulted in a $2.7 million increase in the fair value of the Company's retained interest in the purchased auto loans. As the retained interest asset was classified as a trading asset, the fair value adjustment was included in current period income as a component of auto revenue. As of the purchase date, E-LOAN Auto Fund One, LLC was no longer a qualifying special purpose entity (QSPE) as there were no external beneficial interest holders remaining. In accordance with EITF 2002-09, "Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold", the Company deferred gain recognition on approximately $475 thousand in auto loans retained by E-LOAN Auto Fund One, LLC and consolidated the assets in the Company's financial statements. As of June 30, 2005, the remaining deferred balance was approximately $300 thousand.

In June 2005, the Company created and began selling auto loan receivables to E-LOAN Auto Fund Two, LLC, a QSPE. The retained interest asset is classified as a trading asset and any fair value adjustments will be included in current period income as a component of revenue.

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

Auto revenues decreased $0.4 million to $2.5 million for the three months ended June 30, 2005 from $2.9 million for the three months ended June 30, 2004. The decrease in the three months ended June 30, 2005 is due to a decline in sold loan volume, offset by small increases in revenue per loan. Auto revenues increased $2.0 million to $8.0 million for the six months ended June 30, 2005 from $6.0 million for the six months ended June 30, 2004. The six months ended June 30, 2005 includes a one-time gain of $2.7 million related to the increase in fair value of the company's retained interest, which was liquidated on March 30, 2005. Excluding this gain, auto revenue decreased $0.7 million mostly due to decreased sold loan volume.

Closing Services Revenues. In the fourth quarter of 2003, the Company formed Escrow Closing Services, Inc. ("ECS"), a wholly-owned subsidiary, which provides mortgage closing services, including HUD-1 and document preparation and signing, disbursement and recording services for a portion of our home equity business. In the first quarter of 2005, ECS began offering appraisal services for a portion of the company's mortgage business. Closing services revenues increased $0.8 million to $1.8 million for the three months ended June 30, 2005 from $1.0 million for the three months ended June 30, 2004. Closing services revenues increased $1.8 million to $3.2 million for the six months ended June 30, 2005 from $1.4 million for the six months ended June 30, 2004. The Company expects that closing services revenue will continue to grow throughout 2005 as volume increases.

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

The following table provides detail of the Company's total operating expenses classified by major types of expense, expressed as a percentage of total operating expenses:

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                       2004       2005       2004       2005
                                     ---------  ---------  ---------  ---------
Compensation & Benefits                    40%        37%        42%        38%
Processing Costs                           10%        10%         9%         9%
Advertising & Marketing                    34%        34%        33%        34%
Occupancy & Administrative                 12%        11%        12%        11%
Interest Expense on Warehouse               4%         8%         4%         8%

As a large portion of the total operating expenses of the Company are compensation and benefit related, the following table shows full-time headcount (including temporary and contract employees) by function at the end of each respective quarter:

                                          June 30,
                                       2004       2005
                                     ---------  ---------
Mortgage                                  286        330
Home Equity                               288        294
Auto                                       82         76
Closing Services                           20         35
Sales & Marketing                          29         28
Technology                                 59         61
General & Administrative                   74         76
                                     ---------  ---------
Total                                     838        900

Operations. Operations expense is comprised of both fixed and variable expenses, including employee compensation and expenses associated with the production and sale of loans and interest expense paid by the Company under the warehouse and line of credit facilities it uses to fund mortgage, home equity and auto loans held-for-sale.

The following table provides detail of the Company's operations expenses classified by the following revenue-related categories (in thousands):

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                            2004         2005         2004         2005
                                                         -----------  -----------  -----------  -----------
Mortgage .............................................. $     6,877  $     7,678  $    13,525  $    14,604
Interest expense on mortgage loans.....................       1,004        2,015        1,606        3,826
Home equity............................................       5,247        4,847       10,317        9,819
Interest expense on home equity loans..................         435        1,191          718        1,977
Auto...................................................       1,836        2,025        3,670        4,026
Closing services.......................................         865        1,481        1,370        2,580
                                                         -----------  -----------  -----------  -----------
Total operations....................................... $    16,264  $    19,237  $    31,206  $    36,832
                                                         ===========  ===========  ===========  ===========

Operations expense increased $2.9 million to $19.2 million for the three months ended June 30, 2005 from $16.3 million for the three months ended June 30, 2004. Operations expense increased $5.6 million to $36.8 million for the six months ended June 30, 2005 from $31.2 million for the six months ended June 30, 2004. The increase in both periods was predominantly related to the increase in interest expense in Mortgage and Home Equity loans. Operations expense decreased as a percentage of revenue from 49% to 48% for the three months ended June 30, 2004 and 2005, respectively. Operations expense decreased as a percentage of revenue from 49% to 47% for the six months ended June 30, 2004 and 2005, respectively. The decrease in operations expense as a percentage of revenue was due to increased revenue, partly attributed to the benefit from the sale of loans held by E-LOAN Auto Fund One, LLC in March 2005.

The following table provides detail of the Company's total mortgage operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total mortgage operations expenses (excluding interest expense):

                                      Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                       2004       2005       2004       2005
                                     ---------  ---------  ---------  ---------
Mortgage Operations
   Headcount & Related                     46%        47%        47%        49%
   Commissions                             21%        22%        20%        21%
   Processing Costs                        19%        20%        19%        19%
   Facilities & Other                      14%        11%        14%        11%

The following table provides detail of the Company's total home equity operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total home equity operations expenses (excluding interest expense):

                                      Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                       2004       2005       2004       2005
                                     ---------  ---------  ---------  ---------
Home Equity Operations
   Headcount & Related                     58%        59%        58%        61%
   Commissions                             12%        15%        12%        14%
   Processing Costs                        19%        17%        18%        16%
   Facilities & Other                      11%         9%        12%         9%

The following table provides detail of the Company's total auto operations expenses (excluding interest expense) classified by major types of expense, expressed as a percentage of total auto operations expenses (excluding interest expense):

                                      Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                       2004       2005       2004       2005
                                     ---------  ---------  ---------  ---------
Auto Operations
   Headcount & Related                     64%        60%        66%        63%
   Commissions                             --         --         --         --
   Processing Costs                        16%        25%        15%        22%
   Facilities & Other                      20%        15%        19%        15%

Direct Margin. Direct margin is defined as revenue minus operations expense, which includes variable and fixed expenses.

The following table provides detail of the Company's direct margin classified by the following revenue-related categories (in thousands):

                                      Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                       2004       2005       2004       2005
                                     ---------  ---------  ---------  ---------
Mortgage........................... $  10,212  $  10,431  $  19,072  $  20,291
Mortgage interest margin...........     1,424      1,109      2,081      2,035
Home equity........................     3,491      6,978      7,976     12,253
Home equity interest margin........       509      1,064        706      1,668
Auto...............................     1,085        449      2,313      3,942
Closing services...................       119        323         65        661
Other..............................       295        285        611        579
                                     ---------  ---------  ---------  ---------
Total direct margin................ $  17,135  $  20,639  $  32,824  $  41,429
                                     =========  =========  =========  =========

Direct margin increased $3.5 million to $20.6 million for the three months ended June 30, 2005 from $17.1 million for the three months ended June 30, 2004. Direct margin increased $8.6 million to $41.4 million for the six months ended June 30, 2005 from $32.8 million for the six months ended June 30, 2004. The increase in direct margin primarily relates to increases in the margin of Home Equity.

Sales and Marketing. Sales and marketing expense is primarily comprised of expenses related to advertising, promotion and marketing agreements, employee compensations and other expenses related to marketing personnel. Sales and marketing expense increased $2.1 million to $14.6 million for the three months ended June 30, 2005 from $12.5 million for the three months ended June 30, 2004. Sales and marketing expense increased $4.4 million to $28.0 million for the six months ended June 30, 2005 from $23.6 million for the six months ended June 30, 2004. Sales and marketing expense increased as a direct result of increased spending for TV and online advertising. Sales and marketing expense as a percentage of revenue was 37% for both the three months ended June 30, 2004 and 2005. Sales and marketing expense decreased as a percentage of revenue from 37% to 36% for the six months ended June 30, 2004 and 2005, respectively. The following table provides detail of the Company's total sales and marketing expenses classified by major types of expense, expressed as a percentage of total sales and marketing expenses:

                                      Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                       2004       2005       2004       2005
                                     ---------  ---------  ---------  ---------
Direct Response TV                         46%        50%        50%        48%
Direct Response Mail                       18%        --         17%         1%
Online Advertising                         25%        37%        22%        39%
Other Advertising                           2%         5%         1%         4%
Headcount & Administrative                  9%         8%        10%         8%

Technology. Technology expense includes employee compensation, the introduction of new technologies and the support of E-LOAN's existing technological infrastructure. Technology expense increased $0.2 million to $2.3 million for the three months ended June 30, 2005 from $2.1 million for the three months ended June 30, 2004. Technology expense increased $0.5 million to $4.8 million for the six months ended June 30, 2005 from $4.3 million for the six months ended June 30, 2004. Technology expense as a percentage of revenue was 6% for both the three month periods ended June 30, 2004 and 2005. Technology expense decreased as a percentage of revenue from 7% to 6% for the six months ended June 30, 2004 and 2005, respectively.

General and Administrative. General and administrative expense is primarily comprised of employee compensation and professional services. General and administrative expense increased $1.0 million to $3.4 million for the three months ended June 30, 2005 from $2.4 million for the three months ended June 30, 2004. General and administrative expense increased $0.1 million to $6.0 million for the six months ended June 30, 2005 from $5.9 million for the six months ended June 30, 2004. Included in general administrative expenses for the six months ended June 30, 2004 was a charge of approximately $1.0 million as a result of the resignation of the Company's prior President and Chief Operating Officer during the first quarter of 2004. Excluding this charge, general and administrative expense increased $1.1 million from June 30, 2004 to June 30, 2005. Excluding this one-time charge, general and administrative expense increased as a percentage of revenue from 7% to 8% for the three and six months ended June 30, 2004 and 2005, respectively.

Other Income, net. Other income, net, is related to interest earned on cash equivalents offset by expense incurred on non-warehouse facility borrowings. Other income, net, remained consistent at less than $0.1 million for the three and six months ended June 30, 2004 and 2005.

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

The Company funds prime auto loans using a line of credit and sells them either via whole loan sales or to a QSPE (see "Off-Balance Sheet Arrangements"). Revenues from sales to the QSPE consist of the estimated future cash flows net of pre-payments and credit losses recorded in the form of the residual interest. Revenues on prime auto loan sales to the QSPE are recognized when the loans are sold to the QSPE. In addition, in exchange for the loans sold, the Company receives cash and a retained interest. The retained interest asset is considered an interest-earning asset, and the difference between the estimated discounted cash flows and the actual cash flows received over time will be accreted and included as auto revenue. Effective in the fourth quarter of 2003, the Company adopted Financial Interpretation No. 46(R), "Consolidation of Variable Interest Entities", ("FIN 46(R)"). FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company had variable interests in its QSPE, which were exempt from the provisions of FIN 46(R). The Company reported the rights and obligations related to the QSPE according to the requirements of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As of June 30, 2005 there was a $634 thousand retained interest balance outstanding.

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

The Company's management has made complex judgments in their application of SFAS 133. The judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, and how the hedging instrument's effectiveness will be measured. The Company designates forward delivery commitments, where the company intends to deliver the underlying loan into the commitment, as a fair value SFAS 133 hedge at the commitment date. In addition, the Company designates all best efforts sell forward commitments as fair value SFAS 133 hedges for underlying loans at funding date. The Company does not designate mandatory sell forward agreements as SFAS 133 hedges but does utilize them to economically hedge the changes in fair value of rate lock commitments with borrowers for which a best efforts sell forward commitment has not been obtained. The Company did not have a material gain or loss representing the amount of hedge ineffectiveness related to designated SFAS 133 hedges during the three and six months ended June 30, 2004 and 2005.

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

OFF-BALANCE SHEET ARRANGEMENTS

Retained interest in auto loans. Since June 2002, the Company has sold auto loan receivables to a QSPE, for the purpose of being able to recognize the gain on sale from these loans. The sale of assets to a QSPE involves the Company surrendering control over these assets to assure that the sold assets have been isolated from the Company and its creditors. In accordance with FAS 140 and FIN 46(R) the assets and liabilities of a QSPE are not consolidated in the financial statements of the Company. In the event that the entity no longer qualifies as a QSPE, it would be required to be consolidated, and the Company would no longer be in compliance with certain debt covenants related to its warehouse and other lines of credit, as currently structured (in particular, the Company's debt to tangible net worth covenants would be exceeded). The QSPE obtains a secured borrowing facility to finance all purchases of loans from the Company. The Company recognizes a gain on the sale of auto loan receivables to the QSPE in the period in which the sale occurs, which represents the difference between the sale proceeds to the Company and the Company's net carrying value of the receivables. The Company retains an interest in the future cash flows from the loans. Such cash flows are distributed to the Company by the QSPE monthly. The fair value of the retained interest asset is based upon a cash flow model of the estimated future cash flows to be received by the Company over the life of the loans. These retained interest assets are recorded on the balance sheet at fair value as trading assets, and will be adjusted to estimated fair value at each subsequent reporting period. Changes in the estimated fair value of the residual interests will be recorded through the statement of operations. Estimates of future cash flows to be received by the Company will reflect assumptions regarding the cumulative credit losses to be incurred on the pool of auto loan receivables sold, prepayment rates of the auto loans and the rate at which the estimated future excess cash flows are discounted. The assumptions used will represent the Company's best estimates, and the use of different assumptions could produce different financial results. As of June 30, 2005 there was a $634 thousand retained interest balance outstanding.

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

Cash provided by operating activities net of cash provided by financing activities related to its warehouse and other lines payable was $8.6 million for the six months ended June 30, 2005. Specifically, the Company obtained cash from net income excluding non-cash related items of $5.8 million for the six months ended June 30, 2005 and $13.3 million from the reduction in the retained interest asset. These sources of cash were offset as a result of an increase in accounts receivable, prepaids and other assets in the amount of $7.2 million, and an increase in loans held-for-sale, net of warehouse payable, of $5.4 million.

Cash provided by operating and financing activities related to its warehouse and other lines payable was $17.1 million for the six months ended June 30, 2004. Specifically, the Company obtained cash from net income, excluding non-cash related items, of $2.7 million for the six months ended June 30, 2004. In addition, the Company benefited from positive cash flow due to the reduction of other assets in the amount of $7.2 million, specifically prepaid marketing expenses, and the reduction of receivables in connection with loan sales. Further, the Company benefited from positive cash flow as a result of loans held-for-sale net of warehouse payable decreasing which provided $3.7 million in net cash, and the increase of accounts payables and other accrued expenses in the amount of $5.9 million. However, these sources of cash were offset by the continued increase in the retained interest asset, which grew another $2.5 million as additional auto loans were sold to the QSPE in the six months ended June 30, 2004.

Net cash used in investing activities was $6.3 million and $2.4 million for the six months ended June 30, 2004 and 2005, respectively. Net cash used during the six months ended June 30, 2005 was primarily due to the addition of infrastructure related to investment in new technology systems. In October 2003, the Company began relocating its corporate headquarters and consolidating its operational facilities to a larger, single facility in Pleasanton, California. Capital expenditures related to the new facility were $4.4 million for the six months ended June 30, 2004. The remaining cash used in investing activities during the six months ended June 30, 2004 was related to capitalized development.

Cash provided by financing activities, net of cash used by its warehouse and other lines payable was $1.3 million and $1.2 million for the six months ended June 30, 2004 and 2005, respectively. The increase for both periods presented was due to the issuance of common stock from the exercise of stock options.

The Company has committed and uncommitted warehouse lines of credit that it uses to fund mortgage and home equity loans. A committed line is a firm commitment from the warehouse lender that funds will be available if requested through the specified termination date. The Company pays for these committed funds either in the form of pre-paid commitment fees charged as a percentage of the committed line available, which is assessed monthly based on a percentage of the unused amount during the previous month. Uncommitted funds are available to the Company at the warehouse lenders discretion, and may not be accessible by the Company if the warehouse lender denied the funding request. The Company has not experienced such a denied funding request from any of its current or previous warehouse lenders.

The Company has a warehouse line of credit for borrowings of up to $10 million for the interim financing of mortgage loans with GMAC Mortgage Corporation. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on May 31, 2006. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $15.0 million in addition to the requirement that the Company maintain at least one other committed warehouse facility of no less than $100 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for three and six months ended and at June 30, 2005.

The Company has an uncommitted warehouse line of credit agreement with Merrill Lynch Mortgage Capital Inc. for borrowings of up to $100 million for the interim financing of mortgage loans. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The uncommitted warehouse line of credit expires on February 4, 2006. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum unrestricted cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with these covenants during the three and six months ended and at June 30, 2005.

The Company has an agreement to finance up to $500 million of mortgage loan inventory pending sale of these loans to the ultimate mortgage loan purchasers with Greenwich Capital. Of this amount, $200 million is available in committed funds. This loan inventory financing is secured by the related mortgage loans. The interest rate charged on borrowings against these funds is based on LIBOR plus various percentage points. As part of this agreement the Company had to pay a commitment fee of $1.0 million for the period of March 31, 2003 through March 30, 2004. The commitment fee was reduced to $750,000 for the period March 15, 2004 through March 14, 2005. The commitment fee was reduced to $600,000 for the period March 15, 2005 through March 13, 2006. The line expires March 13, 2006. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. Additionally, the Company is required to maintain at least one other warehouse facility of no less than $75 million in committed funds. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants for this agreement for the three and six months ended and at June 30, 2005.

The Company has a $10 million line of credit facility with Merrill Lynch Mortgage Capital, Inc. to support the interim funding of auto loans prior to the sale to the ultimate auto loan purchaser. The interest rate charged on this line is based on LIBOR plus various percentage points. This facility requires the Company to pay an unused line fee equal to 0.50% per year on the average daily unused line balance. This facility expires on July 13, 2007. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This agreement includes various financial and non-financial covenants. In particular, the Company must maintain a minimum cash and cash equivalents balance of $15 million. Additionally, the Company is prohibited from obtaining or incurring any debt or contingent liability in excess of $5 million without prior consent from the lender. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company had to obtain a waiver as a result of failure to meet a quick ratio covenant for the month ended February 28, 2005 but was in compliance with all covenants for this agreement for all other periods during the three and six months ended and at June 30, 2005.

In January 2005, the Company entered into an agreement for a warehouse line of credit for borrowings of up to $150 million for the interim financing of mortgage loans with JPMorgan Chase Bank, N.A.. The interest rate charged on borrowings against these funds is variable based on LIBOR plus various percentage points. Borrowings are collateralized by the related mortgage loans held-for-sale. The committed line of credit expires on January 3, 2006. Upon expiration, management believes it will either renew its existing line or obtain sufficient additional lines. This line of credit agreement generally requires the Company to comply with various financial and non-financial covenants. In particular, the Company must maintain a minimum cash balance of $12.5 million. Failure to comply with these, or any other covenants, could result in the obligation to repay all amounts then outstanding. The Company was in compliance with these covenants during the three and six months ended and at June 30, 2005.

The following table summarizes the key terms of our current warehouse and other lines payable:

                                       GMAC       Greenwich      Merrill       Merrill       JPMorgan
                                     Mortgage      Capital        Lynch         Lynch          Chase
                                       $10M         $500M         $100M          $10M          $150M
                                   ------------  ------------  ------------  ------------  -------------
Cost of Funds
   Spread over LIBOR               1.25%-2.0%    0.75%-1.15%   0.75%-1.0%    1.0%-2.0%     1.0%-1.125%

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

On June 30, 2003, the Company obtained a $5 million line of credit from Wells Fargo Bank, N.A. to support working capital needs. The interest rate charged on borrowings against these funds is based on LIBOR plus 2% and is payable monthly. The line of credit was originally scheduled to expire on June 30, 2004. However, on December 11, 2003, the agreement was amended to reduce the line of credit to $2,350,000 and extend the expiration date to June 30, 2006. As part of the amendment, the Company was required to provide restricted cash as collateral for this line of credit (see Note 3). The line of credit is being utilized to support letters of credit related to the Pleasanton, California facility as well as a letter of credit related to the Company's surety bonds. The Company was in compliance with these covenants during the three and six months ended and at June 30, 2005. No balance was outstanding on this line as of June 30, 2005. Subsequently, the line of credit was amended to extend the expiration date to June 30, 2006.

The adequacy of our liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties and access to capital markets. With $60.2 million of cash on hand at June 30, 2005 and borrowing capacity under our warehouse and other lines of credit of $770 million, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur for at least the next twelve months; however, our ability to maintain positive liquidity going forward depends on our ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

While we achieved profitability during fiscal years 2002, 2003 and 2004, we have an accumulated deficit of $180.1 million and may not be able to maintain profitability.

While we achieved profitability during fiscal years 2002, 2003 and 2004, we have an accumulated deficit of $180.1 million, as of June 30, 2005.We may not maintain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

We are primarily dependent on one loan purchasers for most of our home equity business.

For the quarter ended June 30, 2005, most of our home equity loans were purchased by E*TRADE pursuant to Home Equity Loan/Line Purchase Agreements. If this loan purchaser is unable or unwilling to purchase our home equity loans, we may experience delays in our ability to accept or process home equity loan applications until we are able to secure new sources of loan purchasers. Sufficient additional sources of loan purchasers for our home equity loans may not be available on favorable terms or at all.

We are dependent on two loan purchasers for all of our auto loan business.

We currently sell all of our prime auto loans either to Merrill Lynch Bank USA pursuant to a Purchase and Sale agreement or to E-LOAN Auto Fund Two, LLC, a qualified special purpose entity (QSPE). The QSPE is dependent on Merrill Lynch Bank USA to provide the necessary financing to continue purchasing loans from us. If Merrill Lynch Bank USA is unable or unwilling to provide continuing financing to the QSPE, additional forms of financing may not be available on favorable terms or at all.

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

Due to the complexities of providing effective and responsive internet based products and services to customers, our information technology business model could experience delays and outages caused by a number of factors. Our IT platform is an integration of complex technologies ranging from proprietary and open source technologies to commercially available licensed technologies from industry leaders such as Cisco Systems, Sun Microsystems and Oracle. Although our IT business systems are designed to minimize downtime in the normal course of business, we cannot assure our service levels can be maintained in all possible disaster scenarios. Moreover, many of our strategic partners in addition to our customers depend on Internet service providers, online service providers and other website operators for access to our website. Many Internet users have experienced significant outages in the past, and could experience outages, delays and other difficulties due to component or system failures unrelated to our systems. Any of these problems could adversely affect our business.

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

We attempt to minimize the interest rate risk associated with the time lag between when fixed rate mortgage loans are rate-locked and when they are committed for sale or exchanged in the secondary market, through our hedging activities. Individual mortgage loan risks are aggregated by loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. We currently hedge our mortgage pipeline through mandatory forward sales of Fannie Mae mortgage-backed securities in addition to both mandatory and best efforts forward loan sale agreements with the ultimate loan purchaser. We determine which alternative provides the best execution in the secondary market. In addition, we do not believe our net interest income would be materially affected as a result of concurrent changes in long-term and short-term interest rates due to the short duration of time loans are held on the balance sheet prior to being sold (typically under sixty days). We manage our interest rate exposure related to our auto loan approvals by entering into amortizing swap contracts.

We believe that we have implemented a cost-effective hedging program to provide a high level of protection against changes in the market value of rate-lock commitments. However, an effective strategy is complex and no hedging strategy can completely insulate the Company against such changes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level.

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

Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 28, 2005, which discloses claims which have been filed against the Company. There have been no material developments with respect to these claims since the previously filed Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2005, the Company issued a warrant to purchase 100,000 shares if common stock to Greenwich Capital Financial Products, Inc. in connection with the renewal of a warehouse credit agreement, at an exercise price of $2.70 per share. The warrant expires April 1, 2009. The issuance of the warrant was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, since the issuance constituted a sale not involving a public offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Registrant's Annual Meeting of Stockholders held on June 13, 2005 the following proposals were adopted by the margins indicated:

	Number of Shares
	Voted For	Withheld
1. To elect a three Class III Directors to hold office until the Annual Meeting of Stockholders to be held in 2008 or until their respective successors have been elected or appointed
Christian A. Larsen	59,676,613	1,262,416
Mark E. Lefanowicz	59,668,800	1,270,229
Daniel Springer	59,675,342	1,263,687

The following directors continued in office: James G. Jones, Robert C. Kagle, Claus H. Lund and Wade Randlett.

Item 5. Other Information

None.

Item 6. Exhibits

(a):
3.1	Restated Certificate of Incorporation of E-LOAN dated July 2, 1999 (1)
3.2	Corrected Certificate of Amendment of Restated Certificate of Incorporation of E-LOAN, Inc. dated March 26, 2001 (2)
3.3	Amended and Restated Bylaws of E-LOAN, Inc. dated March 16, 2001 (2)
3.4	Amendment to Amended and Restated Bylaws of E-LOAN, Inc. dated June 14, 2004 (3)
4.1	Stock Purchase Warrant dated April 1, 2005, issued to Greenwich Capital Financial Products, Inc. PDF
10.1	1/05 Senior Secured Credit Agreement with JPMorgan Chase Bank, N.A. dated January 4, 2005 (4)
10.7

Twenty First Modification Agreement, dated as of May 31, 2005, by and among E-LOAN, Inc. and GMAC Mortgage Corporation relating to that certain Warehouse Credit Agreement, dated as of November 1, 2001, between E-LOAN, Inc. and GMAC Bank (8)

10.8	Contribution and Sale Agreement, dated as of May 1, 2005, between E-LOAN Auto Fund Two, LLC, a Delaware limited liability corporation, as buyer, and E-LOAN, Inc., a Delaware corporation, as seller (9)
10.9	Agreement between E-Loan, Inc. and Geoffrey Halverson, dated June 8, 2005 (10)
10.10	Second Amendment to Credit Agreement, dated as of June 30, 2005, by and between E-LOAN, Inc. and Wells Fargo Bank, National Association (11)
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002##

__________

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

(4) Incorporated by reference from the Company's Current Report on Form 8-K filed on January 7, 2005 (File No. 000-25621).

(5) Incorporated by reference from the Company's Current Report on Form 8-K filed on February 10, 2005 (File No. 000-25621).

(6) Incorporated by reference from the Company's Current Report on Form 8-K filed on March 17, 2005 (File No. 000-25621).

(7) Incorporated by reference from the Company's Current Report on Form 8-K filed on April 5, 2005 (File No. 000-25621).

(8) Incorporated by reference from the Company's Current Report on Form 8-K filed on June 7, 2005 (File No. 000-25621).

(9) Incorporated by reference from the Company's Current Report on Form 8-K filed on June 9, 2005 (File No. 000-25621).

(10) Incorporated by reference from the Company's Current Report on Form 8-K filed on June 10, 2005 (File No. 000-25621).

(11) Incorporated by reference from the Company's Current Report on Form 8-K filed on July 5, 2005 (File No. 000-25621).

# Filed herewith

## Furnished herewith

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-LOAN, INC.

Dated: August 9, 2005

By:	/s/ Darren Nelson
Darren Nelson
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)